Form 10-Q
period 2004-06-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2004-08-13
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:	333-112593

333-112593-01

CCO Holdings, LLC*

CCO Holdings Capital Corp.*

(Exact name of registrants as specified in their charters)

Delaware	86-1067239

Delaware	20-0257904

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131

(Address of principal executive offices including zip code)

(314) 965-0555

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date:

All of the issued and outstanding shares of capital stock of CCO Holdings Capital Corp. are held by CCO Holdings, LLC. All of the limited liability company membership interests of CCO Holdings, LLC are held by CCH II, LLC (an indirect subsidiary of Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

* CCO Holdings, LLC and CCO Holdings Capital Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

CCO Holdings, LLC
CCO Holdings Capital Corp.
Quarterly Report on Form 10-Q for the Period ended June 30, 2004

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data, telephony and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our and our parent companies’ ability to pay or refinance debt as it becomes due;

•	the availability of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	any adverse consequences arising out of our and our parent company’s restatement of our 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, and the ability to reach a final approved settlement with respect to the putative class action, the unconsolidated state action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent, on the terms of the memoranda of understanding described herein;

•	our ability to comply with all covenants in our indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•	our ability to obtain programming at reasonable prices or to pass cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

CCO HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88	$85
Accounts receivable, less allowance for doubtful accounts of $20 and $17, respectively	176	178
Receivables from related party	—	60
Prepaid expenses and other current assets	20	21

Total current assets	284	344

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $4,428 and $3,834, respectively	6,348	6,808
Franchises, net of accumulated amortization of $3,299 and $3,445, respectively	13,195	13,680

Total investment in cable properties, net	19,543	20,488

OTHER NONCURRENT ASSETS	231	162

Total assets	$20,058	$20,994

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$853	$996
Payables to related party	14	—

Total current liabilities	867	996

LONG-TERM DEBT	7,609	7,956

LOANS PAYABLE – RELATED PARTY	39	37

DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	569	687

MINORITY INTEREST	727	719

MEMBER’S EQUITY:
Member’s equity	10,261	10,642
Accumulated other comprehensive loss	(28)	(57)

Total member’s equity	10,233	10,585

Total liabilities and member’s equity	$22,058	$20,994

CCO HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES	$1,239	$1,217	$2,453	$2,395

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	515	488	1,027	973
Selling, general and administrative	244	232	483	467
Depreciation and amortization	364	373	734	743
(Gain) loss on sale of assets, net	2	4	(104)	13
Option compensation expense, net	12	—	26	—
Special charges, net	87	8	97	10

	1,224	1,105	2,263	2,206

Income from operations	15	112	190	189

OTHER INCOME AND EXPENSE:
Interest expense, net	(137)	(124)	(258)	(254)
Gain (loss) on derivative instruments and hedging activities, net	63	(10)	56	4
Loss on extinguishment of debt	(21)	—	(21)	—
Other, net	1	(1)	—	(1)

	(94)	(135)	(223)	(251)

Loss before minority interest and income taxes	(79)	(23)	(33)	(62)
MINORITY INTEREST	(6)	(4)	(9)	(7)

Loss before income taxes	(85)	(27)	(42)	(69)
INCOME TAX EXPENSE	(3)	(1)	(4)	(2)

Net loss	$(88)	$(28)	$(46)	$(71)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46)	$(71)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	9	7
Depreciation and amortization	734	743
Option compensation expense, net	23	—
Special charges, net	85	—
Noncash interest expense	6	19
Gain on derivative instruments and hedging activities, net	(56)	(4)
(Gain) loss on sale of assets, net	(104)	13
Loss on extinguishment of debt	18	—
Deferred income taxes	4	2
Other, net	(5)	(1)
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(1)	41
Prepaid expenses and other assets	(4)	15
Accounts payable, accrued expenses and other	(133)	(153)
Receivables from and payables to related party, including deferred management fees	(52)	(27)

Net cash flows from operating activities	478	584

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(380)	(254)
Change in accrued expenses related to capital expenditures	(38)	(103)
Proceeds from sale of assets	727	—
Other, net	(2)	(1)

Net cash flows from investing activities	307	(358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,812	347
Repayments of long-term debt	(3,159)	(341)
Repayments to related parties	—	(96)
Payments for debt issuance costs	(94)	(14)
Capital contributions	—	10
Distributions	(341)	(245)

Net cash flows from financing activities	(782)	(339)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(113)
CASH AND CASH EQUIVALENTS, beginning of period	85	310

CASH AND CASH EQUIVALENTS, end of period	$88	$197

CASH PAID FOR INTEREST	$294	$235

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1. Organization and Basis of Presentation

CCO Holdings, LLC (“CCO Holdings”) is a holding company whose primary assets at June 30, 2004 are equity interests in its operating subsidiaries. CCO Holdings was formed in June 2003 and is a wholly owned subsidiary of CCH II, LLC (“CCH II”). CCH II is a wholly owned subsidiary of CCH I, LLC (“CCH I”), which is a wholly owned subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”). Charter Holdings is a wholly owned subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”).

CCO Holdings is the sole owner of Charter Communications Operating, LLC (“Charter Operating”). Charter Operating was formed in February 1999 to own and operate its cable systems. In June and July of 2003, Charter Holdings entered into a series of transactions and contributions which had the effect of i) creating CCH I, CCH II and CCO Holdings and ii) combining/contributing all of Charter Holdings’ interest in cable operations not previously owned by Charter Operating to Charter Operating (the “Systems Transfer”). The Systems Transfer was accounted for as a reorganization of entities under common control. Accordingly, the accompanying financial statements combine the historical financial condition and results of operations of Charter Operating, and the operations of subsidiaries contributed by Charter Holdings for the three and six months ended June 30, 2003. CCO Holdings and its subsidiaries are collectively referred to herein as the “Company.” All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as high definition television, video on demand, telephony and interactive television. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures included in the Amendment No. 1 to the Company’s 2003 financial statements included in the Registration Statement on Form S-4 filed on June 4, 2004 have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, franchises and goodwill; income taxes; and contingencies. Actual results could differ from those estimates.

Reclassifications

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

2. Liquidity and Capital Resources

The Company incurred net losses of $88 million and $46 million for the three and six months ended June 30, 2004, respectively, and $28 million and $71 million for the three and six months ended June 30, 2003, respectively. The

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Company’s net cash flows from operating activities were $478 million and $584 million for the six months ended June 30, 2004 and 2003, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, borrowings from parent companies, issuances of debt securities and cash on hand. The mix of funding sources changes from period to period, but for the six months ended June 30, 2004, approximately 63% of the Company’s funding requirements were from cash flows from operating activities and 37% from borrowings of long-term debt. This gives effect to the use of proceeds from the sale of systems, described below, to repay long-term debt. For the six months ended June 30, 2004, the Company had net cash flows used in financing activities of $785 million, reflecting a net repayment of $347 million of debt. Additionally, the Company increased cash on hand by $3 million to $88 million.

The Company’s long-term financing as of June 30, 2004 consists of $5.4 billion of credit facility debt which was refinanced in April 2004 and $2.2 billion of high-yield notes. For the remainder of 2004, $15 million of the Company’s debt matures, and an additional $30 million will mature in each of 2005 and 2006. In addition, the Charter Operating credit facilities require the CC V Holdings, LLC notes to be redeemed within 45 days after the Charter Holdings leverage ratio discussed below is determined to be below 8.75 to 1.0. The Company’s borrowing availability under the credit facilities totaled $977 million as of June 30, 2004, none of which was restricted due to covenants.

The Company expects that cash on hand, cash flows from operating activities and the amounts available under its credit facilities will be adequate to meet its cash needs for the foreseeable future. However, these credit facilities are subject to certain restrictive covenants, some of which require the Company to achieve specified operating results. The Company expects to maintain compliance with these covenants in 2004. If the Company’s actual operating performance results in non-compliance with these covenants, or if other events of non-compliance under these credit facilities or indentures governing subsidiary debt occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur. Additionally, no assurances can be given that the Company will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events.

CCO Holdings’ parent companies have a significant amount of debt. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes restrict those subsidiaries from making distributions to their parent companies (including, as applicable, Charter, Charter Holdings and CCH II) for payment of principal on parent company notes, in each case unless there is no default under those indentures and a specified leverage ratio test can be met. Each such subsidiary currently meets the applicable leverage ratio test, and therefore is not currently prohibited from making any such distributions to its direct parent. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio test of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. However, Charter Holdings continued not to meet the leverage ratio test at June 30, 2004. As a result, distributions from Charter Holdings to Charter Holdco or Charter have been restricted and will continue to be restricted until that test is met. Any financial or liquidity problems of CCO Holdings’ parent companies would likely cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations.

On March 1, 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. The Company closed on the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. These transactions resulted in a $105 million pretax gain recorded as a gain on sale of assets in the Company’s condensed consolidated statements of operations. Subject to post-closing contractual adjustments, the Company expects the total net proceeds from the sale of all of these systems to be approximately $733 million, of which $10 million is currently held in an indemnity

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

escrow account (with the unused portion thereof to be released by March 1, 2005). The proceeds received to date have been used to repay a portion of amounts outstanding under the Company’s credit facilities.

3. Franchises and Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which eliminates the amortization of indefinite-lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represented geographic clusters of the Company’s cable systems by which the Company manages its operating assets, which management believes represents the highest and best use of those assets. Fair value is determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts.

As of June 30, 2004 and December 31, 2003, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$16,438	$3,287	$13,151	$17,018	$3,412	$13,606
Goodwill	52	—	52	52	—	52

	$16,490	$3,287	$13,203	$17,070	$3,412	$13,658

Finite-lived intangible assets:
Franchises with finite lives	$56	$12	$44	$107	$33	$74

For the three and six months ended June 30, 2004, the net carrying amount of indefinite-lived intangible assets was reduced by $1 million and $484 million, respectively, as a result of the sale of cable systems to Atlantic Broadband Finance, LLC discussed in Note 2. Additionally, in the first quarter of 2004, approximately $29 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s ability in 2003 to renew these franchise assets. Franchise amortization expense for the three and six months ended June 30, 2004 was $1 million and $2 million, respectively, and franchise amortization expense for the three and six months ended June 30, 2003 was $2 million and $4 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $4 million annually. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Accounts payable-trade	$78	$144
Accrued capital expenditures	55	93
Accrued expenses:
Interest	100	97
Programming costs	298	319
Franchise-related fees	51	70
State sales tax	55	61
Other	216	212

	$853	$996

5. Long-Term Debt

Long-term debt consists of the following as of June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
		Accreted	Face	Accreted
	Face Value	Value	Value	Value
Long-Term Debt
CCO Holdings:
8¾% senior notes due 2013	500	500	500	500
Charter Operating:
8.000% senior second lien notes due 2012	1,100	1,100	—	—
8.375% senior second lien notes due 2014	400	400	—	—
Renaissance:
10.00% senior discount notes due 2008	114	116	114	116
CC V Holdings:
11.875% senior discount notes due 2008	113	113	113	113
Credit Facilities
Charter Operating	5,380	5,380	4,459	4,459
CC VI Operating	—	—	868	868
Falcon Cable	—	—	856	856
CC VIII Operating	—	—	1,044	1,044

	$7,607	$7,609	$7,954	$7,956

In April 2004, the Company’s subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., sold $1.5 billion of senior second lien notes in a private transaction. Additionally, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion six-year revolving credit facility, a $2.0 billion six-year term loan facility and a $3.0 billion seven-year term loan facility. Charter Operating used the additional borrowings under the credit facilities, together with proceeds from the sale of the Charter Operating senior second lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating Company, LLC (“CC VI Operating”), Falcon Cable Communications, LLC (“Falcon Cable”), and CC VIII Operating, LLC (“CC VIII Operating”), all in

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

one concurrent transaction. The effect of the transaction was to substitute Charter Operating as the lender in place of the banks under those subsidiaries’ credit facilities.

6. Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the three months ended June 30, 2004 and 2003 was $57 million and $26 million, respectively, and $17 million and $62 million for the six months ended June 30, 2004 and 2003, respectively.

7. Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company has agreed to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company’s exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended June 30, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes gains of $3 million and losses of $1 million, respectively, and for the six months ended June 30, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes gains of $2 million and $8 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three and six months ended June 30, 2004, a gain of $27 million and $29 million, respectively, and for the three and six months ended June 30, 2003, a gain of $2 million and $9 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes gains of $60 million and losses of $9 million, respectively, and for the six months ended June 30, 2004 and 2003 net gain (loss) on derivative instruments

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

and hedging activities includes gains of $54 million and losses of $4 million, respectively, for interest rate derivative instruments not designated as hedges.

As of June 30, 2004 and December 31, 2003, the Company had outstanding $2.8 billion and $3.0 billion and $20 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

8. Revenues

Revenues consist of the following for the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Video	$846	$875	$1,695	$1,741
High-speed data	181	136	349	258
Advertising sales	73	67	132	124
Commercial	58	50	114	97
Other	81	89	163	175

	$1,239	$1,217	$2,453	$2,395

9. Operating Expenses

Operating expenses consist of the following for the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Programming	$329	$313	$663	$627
Advertising sales	25	23	48	44
Service	161	152	316	302

	$515	$488	$1,027	$973

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

10. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
General and administrative	$208	$203	$416	$418
Marketing	36	29	67	49

	$244	$232	$483	$467

Components of selling expense are included in general and administrative and marketing expense.

11. Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $31 million associated with the Company’s workforce reduction program and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. During the year ended December 31, 2003, additional severance related costs of $26 million were incurred and recorded as a special charge. During the three and six months ended June 30, 2004, an additional 50 and 150 employees, respectively, were identified for termination, and severance costs of $2 million and $3 million, respectively, were recorded in special charges. Payments are made over a period of up to two years with approximately $3 million and $11 million paid during the three and six months ended June 30, 2004, respectively, and $43 million paid during the year ended December 31, 2003. As of June 30, 2004 and December 31, 2003, a liability of approximately $6 million and $14 million, respectively, is recorded on the accompanying condensed consolidated balance sheets related to the reorganization activities discussed above. For the six months ended June 30, 2004, special charges also includes approximately $85 million, which represents the allocation to the Company of expense for the aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action and approximately $9 million of litigation costs related to the tentative settlement of the South Carolina national class action suit, all of which settlements are subject to final documentation and court approval (see note 13).

During the three and six months ended June 30, 2003, the Company recorded severance costs of $8 million and $15 million, respectively, in special charges. For the six months ended June 30, 2003, the severance costs were offset by a $5 million settlement from the Internet service provider Excite@Home related to the conversion of approximately 145,000 high-speed data customers to our Charter Pipeline service in 2001.

12. Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax. CCO Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of CCO Holdings’ indirect subsidiaries are corporations that are subject to income tax.

As of June 30, 2004 and December 31, 2003, the Company had net deferred income tax liabilities of approximately $267 million. The net deferred income tax liabilities relate to certain of CCO Holdings’ indirect subsidiaries, which

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

file separate income tax returns. During the three and six months ended June 30, 2004, the Company recorded $3 million and $4 million of income tax expense, respectively, and during the three and six months ended June 30, 2003, the Company recorded $1 million and $2 million of income tax expense, respectively. The income tax expense is recognized through increases in current state and federal income tax expense as well as increases to the deferred tax liabilities of certain of CCO Holdings’ indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000 and 1999. Management does not expect the results of this examination to have a material adverse effect on the Company’s financial position or results of operations.

13. Contingencies

Fourteen putative federal class action lawsuits (the ''Federal Class Actions’’) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ''Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the ''Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the Court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004.

On September 12, 2002, a shareholders derivative suit (the ''State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”) against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by plaintiffs. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Separately, on February 12, 2003, a shareholders derivative suit (the ‘‘Federal Derivative Action’’), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the consolidated Federal Class Action and the Federal Derivative Action (the “Actions”). In exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. As a result, the Company recorded an $85 million special charge on its consolidated statement of operations for the three and six months ended June 30, 2004 related to the allocation of expense for the aggregate value of Charter Class A common stock and warrants. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. The settlement of each of the lawsuits is conditioned upon, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above, judicial approval of the settlements by the Court following notice to the class, and dismissal of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits were filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the ''Delaware Class Actions’’). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes that the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits, which are substantively identical, were brought on behalf of Charter’s securities holders as of July 29, 2002, and sought unspecified damages and possible injunctive relief. However, Charter has informed the Company that no such transaction by Mr. Allen has been presented. On April 30, 2004, orders of dismissal without prejudice were entered in each of the Delaware Class Actions.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter has also been advised by the U. S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that it is fully cooperating with the investigation.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of its current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Charter has liability insurance coverage that it believes is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (''South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ A substantively identical case was filed in the Superior Court of Athens – Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter Holdco, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, the Company recorded a special charge of $9 million in its consolidated statement of operations in the first quarter of 2004 (see note 12). On July 8, 2004, the Superior Court of Athens – Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. A hearing to consider final approval of the settlement is scheduled to occur on November 10, 2004. On August 2, 2004, the

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement. Charter is awaiting a ruling on that request.

Charter is unable to predict the outcome of the lawsuits and the government investigation described above. An unfavorable outcome in any of these lawsuits or the government investigation could have a material adverse effect on the Company’s financial condition, results of operations or its liquidity.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s financial condition, results of operations or its liquidity.

14. Stock Compensation Plans

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the condensed consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the fair value method is being applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will depend on future stock-based compensation awards granted by the Company.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(88)	$(28)	$(46)	$(71)
Add back stock-based compensation expense related to stock options included in reported net loss	12	—	26	—
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(10)	(5)	(31)	(7)
Effects of unvested options in stock option exchange	—	—	48	—

Pro forma	$(86)	$(33)	$(3)	$(78)

In January 2004, Charter began an option exchange program in which the employees of the Company were offered the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

exercise price of an employee’s outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued to that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of Charter’s 47,882,365 total options (vested and unvested) issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter’s board of directors who were not also employees of the Company were not eligible to participate in the exchange offer.

In the closing of the exchange offer on February 20, 2004, Charter accepted for cancellation eligible options to purchase approximately 18,137,664 shares of Charter Class A common stock. In exchange, Charter granted 1,966,686 shares of restricted stock, including 460,777 performance shares to eligible employees of the rank of senior vice president and above, and paid a total cash amount of approximately $4 million (which amount includes applicable withholding taxes) to those employees who received cash rather than shares of restricted stock. The restricted stock was granted on February 25, 2004. Employees tendered approximately 79% of the options exchangeable under the program.

The cost to the Company of the stock option exchange program was approximately $12 million, with a 2004 cash compensation expense of approximately $4 million and a non-cash compensation expense of approximately $8 million to be expensed ratably over the three-year vesting period of the restricted stock issued in the exchange.

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter’s Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan. Employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. Under the LTIP, the stock options vest 25% on each of the first four anniversaries of the date of grant. The performance units vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter’s performance against financial performance targets established by Charter’s management and approved by its board of directors as of the time of the award.

15. Related Parties

CC VIII, LLC. As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC (“CC VIII”), CCO Holdings’ indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the ''CC VIII interest’’) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the ''Comcast sellers’’). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the ''Comcast put right’’). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Specifically, under the terms of the Bresnan transaction documents that were entered into in June 1999, the Comcast sellers originally would have received, after adjustments, 24,273,943 Charter Holdco membership units, but due to an FCC regulatory issue raised by the Comcast sellers shortly before closing, the Bresnan transaction was modified to provide that the Comcast sellers instead would receive the preferred equity interests in CC VIII represented by the CC VIII interest. As part of the last-minute changes to the Bresnan transaction documents, a draft amended version of the Charter Holdco limited liability company agreement was prepared, and contract provisions were drafted for that agreement that would have required an automatic exchange of the CC VIII interest for 24,273,943 Charter Holdco membership units if the Comcast sellers exercised the Comcast put right and sold the CC VIII interest to Mr. Allen or his affiliates. However, the provisions that would have required this automatic exchange did not appear in the final version of the Charter Holdco limited liability company agreement that was delivered and executed at the closing of the Bresnan transaction. The law firm that prepared the documents for the Bresnan transaction brought this matter to the attention of Charter and representatives of Mr. Allen in 2002.

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Merritt, Tory and Wangberg) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a ''scrivener’s error’’ had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagrees with the Special Committee’s determinations described above and has so notified the Special Committee. Mr. Allen contends that the transaction is accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures.

The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute. To accommodate further deliberation, each party has agreed to refrain from initiating legal proceedings over this matter until it has given at least ten days’ prior notice to the other. In addition, the Special Committee and Mr. Allen have determined to utilize the Delaware Court of Chancery’s program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute. If the Special Committee and Mr. Allen are unable to reach a resolution through that mediation process or to agree on an alternative dispute resolution process, the Special Committee intends to seek resolution of this dispute through judicial proceedings in an action that would be commenced, after appropriate notice, in the Delaware Court of Chancery against Mr. Allen and his affiliates seeking contract reformation, declaratory relief as to the respective rights of the parties regarding this dispute and alternative forms of legal and equitable relief. The ultimate resolution and financial impact of the dispute are not determinable at this time.

TechTV, Inc. TechTV, Inc. (‘‘TechTV’’) operated a cable television network that offered programming mostly related to technology. Pursuant to an affiliation agreement that originated in 1998 and that terminates in 2008, TechTV has provided the Company with programming for distribution via its cable systems. The affiliation

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

agreement provides, among other things, that TechTV must offer the Company certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on the Company’s cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for the Company’s interactive television platforms through December 31, 2006 (exclusive for the first year). The Company recognized approximately $4 million of the Vulcan Programming payment as an offset to programming expense during the six months ended June 30, 2004 with the remaining $6 million to be recognized over the term of the agreement. The Company believes that Vulcan Programming, which is 100% owned by Mr. Allen, owned an approximate 98% equity interest in TechTV at the time of the transaction. Until September 2003, Mr. Savoy, a former Charter director, was the president and director of Vulcan Programming and was a director of TechTV. Mr. Wangberg, one of Charter’s directors, was the chairman, chief executive officer and a director of TechTV. Mr. Wangberg resigned as the chief executive officer of TechTV in July 2002. He remained a director of TechTV along with Mr. Allen until Vulcan Programming sold TechTV to an unrelated third party in May 2004.

Digeo, Inc. On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units. The software for these DVR units is being supplied by Digeo Interactive, LLC (“Digeo Interactive”), a wholly owned subsidiary of Digeo, Inc. (“Digeo”), under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that the Company deploys from a maximum of 15 headends through year-end 2004. The license granted for each unit deployed under the agreement is valid for five years. In addition, the Company will pay certain other fees including a per-headend license fee and maintenance fees. Total license and maintenance fees during the term of the agreement are expected to be approximately $3 million. The agreement provides that the Company is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. In April 2004, the Company launched DVR service utilizing the Digeo proprietary software in its Rochester, Minnesota market.

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the purchase of 70,000 Digeo PowerKey DVR units. The term sheet provides that the parties will proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the purchase of the DVR units and that the parties will enter into a license agreement for Digeo’s proprietary software on terms significantly similar to the terms of the license agreement described above. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $40 million. The term sheet and any definitive agreements will be terminable at no penalty to the Company in certain circumstances.

The Company believes that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc. Messrs. Allen and Vogel are directors of Digeo. Mr. Savoy, who resigned from Charter’s board of directors in April 2004, was a director and served on the compensation committee of Digeo until September 2003. Mr. Vogel owns options to purchase 10,000 shares of Digeo common stock.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Oxygen Media LLC. Oxygen Media LLC (“Oxygen”) provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen to carry programming content from Oxygen to the Company’s customers. Under the carriage agreement, the Company currently makes Oxygen programming available to approximately 5 million of its video customers. The term of the carriage agreement was retroactive to February 1, 2000, the date of launch of Oxygen programming by the Company, and runs for a period of five years from that date. For the six months ended June 30, 2004 and 2003, the Company paid Oxygen approximately $7 million and $4 million, respectively, for programming content. In addition, Oxygen pays the Company marketing support fees for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. The Company recorded approximately $0.7 million related to these launch incentives as a reduction of programming expense for each of the six months ended June 30, 2004 and 2003.

Concurrently with the execution of the carriage agreement, Charter Holdco entered into an equity issuance agreement pursuant to which Oxygen’s parent company, Oxygen Media Corporation (“Oxygen Media”), granted a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of Oxygen Media common stock for an exercise price of $22.00 per share. Charter Holdco was also to receive unregistered shares of Oxygen Media common stock with a guaranteed fair market value on the date of issuance of $34 million, on or prior to February 2, 2005, with the exact date to be determined by Oxygen Media.

The Company recognizes the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the six months ended June 30, 2004 and 2003, the Company recorded approximately $7 million and $4 million, respectively, as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $26 million and $19 million as of June 30, 2004 and December 31, 2003, respectively.

In August 2004, Charter Holdco and Oxygen entered into agreements that amend and renew the carriage agreement. The amendment to the carriage agreement (a) revises the number of the Company’s customers to which Oxygen programming must be carried and for which the Company must pay, (b) releases Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) requires Oxygen to make payment on outstanding receivables for marketing support fees due to the Company under the carriage agreement; and (d) requires that Oxygen provide its programming content to the Company on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than the Company. The renewal of the carriage agreement (a) extends the period that the Company will carry Oxygen programming to its customers through January 31, 2008, and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks.

In August 2004, Charter Holdco and Oxygen also amended the equity issuance agreement to provide for the issuance of 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco on February 1, 2005 in lieu of the $34 million of unregistered shares of Oxygen Media common stock. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator of which is the fair market value per share of common stock on the conversion date.

Mr. William Savoy, a director of Charter, Charter Holdco, and Charter Holdings until his resignation in April 2004, served on the board of directors of Oxygen until September 2003. As of June 30, 2004, through Vulcan Programming, Mr. Allen owned an approximate 31% interest in Oxygen assuming no exercises of outstanding warrants or conversion or exchange of convertible or exchangeable securities.

Marc Nathanson has an indirect beneficial interest of less than 1% in Oxygen.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

CCO Holdings, LLC (“CCO Holdings”) is a holding company whose principal assets as of June 30, 2004 are equity interests in its operating subsidiaries. CCO Holdings was formed in June 2003 and is a wholly owned subsidiary of CCH II, LLC (“CCH II”). CCH II is a wholly owned subsidiary of CCH I, LLC (“CCH I”), which is a wholly owned subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”). Charter Holdings is a wholly owned subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”). Our “parent companies” are CCH II, CCH I, Charter Holdings, Charter Holdco and Charter. “We,” “us” and “our” refer to CCO Holdings and its subsidiaries. We are a broadband communications company operating in the United States. We offer our customers traditional cable video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband services such as high definition television, video on demand, telephony and interactive television. We sell our cable video programming, high-speed data and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed data and residential telephony as of June 30, 2004 and 2003:

	Approximate as of
	June 30,	June 30,
	2004 (a)	2003 (a)
Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,892,600	6,234,500
Multi-dwelling (bulk) and commercial unit customers (c)	240,600	252,400

Analog video customers (b)(c)	6,133,200	6,486,900

Digital Video:
Digital video customers (d)	2,650,200	2,603,900
Digital percentage of analog video customers (b)(c)(d)(e)	43%	40%
Digital set-top terminals deployed	3,751,900	3,680,000
Non-Video Cable Services:
Residential high-speed data customers (f)	1,711,400	1,349,000
Dial-up customers	7,800	11,700
Telephony customers (g)	31,200	23,700

Pro forma for the effect of the sale of systems to Atlantic Broadband Finance, LLC, which closed on March 1 and April 30, 2004, and to WaveDivision Holdings, LLC, which closed on October 1, 2003, as if all of these sales had occurred as of January 1, 2003, analog video customers, digital video customers and residential high-speed data customers would have been 6,228,000, 2,511,800 and 1,304,100, respectively, as of June 30, 2003.

(a)	“Customers” include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). Further, “customers” include persons receiving service under promotional programs that offered up to two months of service for free, some of whom had not requested to be disconnected, but had not become paying customers as of June 30, 2004. If such persons do not become paying customers, we do not believe this would have a material impact on our consolidated financial condition or consolidated results of operations. In addition, at June 30, 2004 and 2003, “customers” include approximately 58,700 and 71,400 persons whose accounts were over 60 days past due in payment, approximately 6,300 and 8,700 persons whose accounts were over 90 days past due in payment, and approximately 2,000 and 1,900 of which were over 120 days past due in payment, respectively.

(b)	“Residential (non-bulk) analog video customers” include all residential customers who receive video services, except for complimentary accounts (such as our employees).

(c)	Included within “video customers” are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog video prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)	“Digital video customers” include all households that have one or more digital set-top terminals. Included in “digital video customers” on June 30, 2004 and 2003 are approximately 11,400 and 13,300 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	Represents the number of digital video customers as a percentage of analog video customers.

(f)	All of these customers also receive video service and are included in the video statistics above. However, the video statistics do not include approximately 168,400 and 71,900 of these customers at June 30, 2004 and 2003, respectively, who were residential high-speed data only customers.

(g)	“Telephony customers” include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt, depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties, and amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

For the six months ended June 30, 2004 and 2003, our income from operations was $190 million and $189 million, respectively. Our operating margins remained constant at 8% for the six months ended June 30, 2003 and 2004 primarily as a result of a gain on the sale of certain cable systems to Atlantic Broadband Finance, LLC recorded in the first quarter of 2004 offset by the increase in option compensation expense and special charges that were recorded in the second quarter of 2004.

Since our inception, and currently, our ability to conduct operations has been and continues to be dependent on our access to credit under our credit facilities. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under our outstanding public notes and would have a material adverse effect on us. Approximately $15 million of our financing matures during the remainder of 2004, which we expect to fund through borrowings under our credit facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and the means by which we develop estimates therefor, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 1 to our Registration Statement on Form S-4 filed on June 4, 2004.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions):

	Six Months Ended June 30,
	2004		2003
Revenues	$2,453	100%	$2,395	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	1,027	42%	973	41%
Selling, general and administrative	483	19%	467	19%
Depreciation and amortization	734	30%	743	31%
(Gain) loss on sale of assets, net	(104)	(4)%	13	1%
Option compensation expense, net	26	1%	—	—
Special charges, net	97	4%	10	—

	2,263	92%	2,206	92%

Income from operations	190	8%	189	8%

Interest expense, net	(258)		(254)
Gain on derivative instruments and hedging activities, net	56		4
Loss on extinguishment of debt	(21)		—
Other, net	—		(1)

	(223)		(251)

Loss before minority interest and income taxes	(33)		(62)
Minority interest	(9)		(7)

Loss before income taxes	(42)		(69)
Income tax expense	(4)		(2)

Net loss	$(46)		$(71)

Revenues. Revenues increased by $58 million, or 2%, from $2.4 billion for the six months ended June 30, 2003 to $2.5 billion for the six months ended June 30, 2004. This increase is principally the result of an increase of 362,400 and 46,300 high-speed data and digital video customers, respectively, as well as price increases for video and high-speed data services, and is offset partially by a decrease of 353,700 analog video customers. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed data customers are 258,900 analog video customers, 92,100 digital video customers and 44,900 high-speed data customers related to the Systems Sales. The systems sold pursuant to the Systems Sales reduced the increase in revenues by $126 million. Our goal is to increase revenues by stabilizing our analog video customer base, implementing price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services such as telephony using VOIP, VOD, high definition television and digital video recorders provided to some of our existing residential customer base and commercial customers.

Revenues by service offering were as follows (dollars in millions):

	Six Months Ended June 30,
	2004		2003		2004 over 2003
		% of		% of		%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Video	$1,695	69%	$1,741	73%	$(46)	(3)%
High-speed data	349	14%	258	11%	91	35%
Advertising sales	132	5%	124	5%	8	6%
Commercial	114	5%	97	4%	17	18%
Other	163	7%	175	7%	(12)	(7)%

	$2,453	100%	$2,395	100%	$58	2%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues decreased by $46 million, or 3%, from $1.74 billion for the six months ended June 30, 2003 to $1.70 billion for the six months ended June 30, 2004. Approximately $49 million of the decrease was the result of the Systems Sales, while the remaining increase of approximately $3 million was primarily the result of price increases and an increase in digital video customers, partially offset by a decline in analog video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $91 million, or 35%, from $258 million for the six months ended June 30, 2003 to $349 million for the six months ended June 30, 2004. Approximately 87% of the increase related to the increase in the average number of customers receiving high-speed data services, whereas approximately 13% related to the increase in average price of the service. The increase was primarily the result of the addition of high-speed data customers within our existing service areas. We were also able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 82% as of June 30, 2003 to 87% as of June 30, 2004 as a result of our system upgrades. The increase in high-speed data revenues was reduced by approximately $5 million as a result of the Systems Sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $8 million, or 6%, from $124 million for the six months ended June 30, 2003 to $132 million for the six months ended June 30, 2004, primarily as a result of an increase in national advertising campaigns, offset partially by a decrease in advertising revenue from vendors. For the six months ended June 30, 2004 and 2003, we received $6 million and $7 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $17 million, or 18%, from $97 million for the six months ended June 30, 2003 to $114 million for the six months ended June 30, 2004, primarily as a result of an increase in commercial high-speed data revenues. The increase was reduced by approximately $6 million as a result of the Systems Sales.

Other revenues consist of revenues from franchise fees, telephony revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $12 million, or 7%, from $175 million for the six months ended June 30, 2003 to $163 million for the six months ended June 30, 2004. Approximately $5 million of the decrease was the result of the Systems Sales, while the remaining decrease was primarily the result of a decrease in installation revenue.

Operating Expenses. Operating expenses increased $54 million, or 6%, from $973 million for the six months ended June 30, 2003 to $1.0 billion for the six months ended June 30, 2004. The increase in operating expenses was reduced by $78 million as a result of the System Sales. Programming costs included in the accompanying condensed consolidated statements of operations were $663 million and $627 million, representing 29% and 28% of total costs and expenses for the six months ended June 30, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2004		2003		2004 over 2003
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
Programming	$663	27%	$627	26%	$36	6%
Advertising sales	48	2%	44	2%	4	9%
Service	316	13%	302	13%	14	5%

	$1,027	42%	$973	41%	$54	6%

Programming costs consist primarily of costs paid to programmers for the provision of basic, premium and digital channels and pay-per-view programming. The increase in programming costs of $36 million, or 6%, for the six months ended June 30, 2004 over the six months ended June 30, 2003 was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital video customers, partially offset by decreases in analog video customers. Additionally, the increase in programming costs was reduced by $17 million as a result of the Systems Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $28 million and $31 million for the six months ended June 30, 2004 and 2003, respectively. Programming costs for the six months ended June 30, 2004 also include a $4 million reduction related to the settlement of a dispute with TechTV, Inc. See note 16 to the condensed consolidated financial statements.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase because of a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase programming, increased costs for previously discounted programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased incremental high-speed data revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased $4 million, or 9%, primarily due to increased salary and benefit costs. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $14 million, or 5%, resulted primarily from additional activity associated with ongoing infrastructure maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16 million, or 3%, from $467 million for the six months ended June 30, 2003 to $483 million for the six months ended June 30, 2004. The increase in selling, general and administrative expenses was reduced by $26 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$416	17%	$418	17%	$(2)	—
Marketing	67	2%	49	2%	18	37%

	$483	19%	$467	19%	$16	3%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The decrease in general and administrative expenses of $2 million resulted primarily from decreases in salaries and benefits of $11 million and property taxes of $14 million. These decreases were partially offset by an increase in bad debt expense of $10 million, call center costs of $9 million and state franchise taxes of $4 million.

Marketing expenses increased $18 million, or 37%, as a result of an increased investment in marketing and branding campaigns.

Depreciation and Amortization. Depreciation and amortization expense decreased by $9 million, or 1%, from $743 million for the six months ended June 30, 2003 to $734 million for the six months ended June 30, 2004. The increase in depreciation related to an increase in capital expenditures, which was offset by lower depreciation as the result of the Systems Sales.

(Gain) Loss on Sale of Assets, Net. Gain on sale of assets of $104 million for the six months ended June 30, 2004 primarily represents the pretax gain realized on the sale of systems to Atlantic Broadband Finance, LLC which closed on March 1 and April 30, 2004. Loss on sale of assets of $13 million for the three months ended June 30, 2003 primarily represents the loss recognized on the sale of fixed assets.

Option Compensation Expense, Net. Option compensation expense of $26 million for the six months ended June 30, 2004 primarily represents the expense of approximately $8 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The exchange offer closed in February 2004. Additionally, during the six months ended June 30, 2004, we recognized approximately $6 million related to the options granted under the Charter Long-Term Incentive Program and approximately $12 million related to options granted following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

Special Charges, Net. Special charges of $97 million for the six months ended June 30, 2004 represents the allocation of approximately $85 million of expense for the aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action and approximately $9 million of litigation costs related to the tentative settlement of the South Carolina national class action suit, all of which settlements are subject to final documentation and court approval and approximately $3 million of severance and related costs of our workforce reduction. Special charges of $10 million for the six months ended June 30, 2003 represents approximately $15 million of severance and related costs of our workforce reduction partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2004 related to the continued reorganization of our operations.

Interest Expense, Net. Net interest expense increased by $4 million, or 2%, from $254 million for the six months ended June 30, 2003 to $258 million for the six months ended June 30, 2004. The increase in net interest expense was a result of an increase in our average borrowing rate from 5.7% in the six months ended June 30, 2003 to 6.4% in the six months ended June 30, 2004, partially offset by a decrease of $0.6 billion in average debt outstanding from $8.2 billion for the six months ended June 30, 2003 compared to $7.6 billion for the six months ended June 30, 2004.

Gain on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities increased $52 million from $4 million for the six months ended June 30, 2003 to $56 million for the six months ended June 30, 2004. The increase is primarily a result of an increase in gains on interest rate agreements, which do not qualify for hedge accounting under SFAS No. 133, which increased from a loss of $4 million for the six months ended June 30, 2003 to a gain of $54 million for the six months ended June 30, 2004. This was coupled with a decrease in gains on interest rate agreements, as a result of hedge ineffectiveness, on designated hedges, which decreased from $8 million for the six months ended June 30, 2003 to $2 million for the six months ended June 30, 2004.

Loss on extinguishment of debt. Loss on extinguishment of debt of $21 million for the six months ended June 30, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Operating refinancing in April 2004.

Other, Net. Net other expense of $1 million for the six months ended June 30, 2003 primarily represents losses on equity investments.

Minority Interest. Minority interest expense represents the 10% dividend on preferred membership units in CCO Holdings’ indirect subsidiary, Charter Helicon, LLC and the 2% accretion of the preferred membership interests in CC VIII, LLC and, since June 6, 2003, the pro rata share of the profits and losses of CC VIII, LLC allocated to Mr. Allen.

Income Tax Expense. Income tax expense of $4 million and $2 million was recognized for the six months ended June 30, 2004 and 2003, respectively, which represents increases in the deferred tax liabilities and current federal and state income tax expenses of certain of CCO Holdings’ indirect corporate subsidiaries.

Net Loss. Net loss decreased by $25 million, from $71 million for the six months ended June 30, 2003 to $46 million for the six months ended June 30, 2004 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities, capital requirements and debt service costs through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, borrowings from our parent companies, issuances of debt securities and cash on hand. The mix of funding sources changes from period to period, but for the six months ended June 30, 2004, approximately 63% of our funding requirements were from cash flows from operating activities and 37% was from borrowings of long-term debt. This gives effect to the use of proceeds from the sale of systems, described below, to repay long-term debt. For the six months ended June 30, 2004, net cash flows used in financing activities were $782 million, reflecting a net repayment of $347 million of debt. Additionally, we increased cash on hand by $3 million to $88 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt markets and our ability to generate cash flows from operating activities.

On March 1, 2004, we closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. We closed on the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. Subject to post closing contractual adjustments, we expect the total net proceeds from the sale of all of these systems to be approximately $733 million, of which $10 million is currently held in an indemnity escrow account (with the unused portion thereof to be released by March 1, 2005). The proceeds received to date have been used to repay a portion of our credit facilities.

As of June 30, 2004, we were and, as of the date of this report, we are in compliance with the covenants under our credit facilities and our indentures, and we expect to remain in compliance with those covenants throughout 2004. Further, as of June 30, 2004, we had borrowing availability under the Charter Communications Operating, LLC

(“Charter Operating”) credit facilities of $977 million, none of which was restricted due to covenants. If our actual operating performance results in non-compliance with these covenants, or if other events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur. However, we expect that our cash on hand, cash flows from operating activities, and the amounts available under our credit facilities should be sufficient to satisfy our liquidity needs for the foreseeable future. As of June 30, 2004, we held $88 million in cash and cash equivalents. Continued access to our credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities, including covenants tied to our operating performance. If there is an event of default under our credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

Although Mr. Allen and his affiliates have purchased equity from Charter and its subsidiaries in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to Charter or to its subsidiaries in the future.

Our parent companies have a significant amount of debt. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes restrict those subsidiaries from making distributions to their parent companies (including, as applicable, Charter, Charter Holdings and CCH II) for payment of principal on parent company notes, in each case unless there is no default under those indentures and a specified leverage ratio test can be met. Each such subsidiary currently meets the applicable leverage ratio test, and therefore is not currently prohibited from making any such distributions to its direct parent. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio test of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. However, Charter Holdings continued not to meet the leverage ratio test at June 30, 2004. As a result, distributions from Charter Holdings to Charter have been restricted and will continue to be restricted until that test is met. Any financial or liquidity problems of our parent companies would likely cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations.

In the past, our parent companies have accessed the equity and high-yield bond markets as a source of capital for their subsidiaries’ growth. We believe that our parent companies’ continued access to the debt markets will depend on market conditions in light of, among other things, general economic conditions, the business condition of the cable, telecommunications and technology industry, their significant levels of debt, and their debt ratings. If they are unable to raise the required capital on reasonable terms, our parent companies may elect to cause us to distribute or otherwise pay to them (to the extent available and permitted by the indenture governing our notes) the necessary funds to service or repay Charter’s, Charter Holdings’ or CCH II’s debt, thereby impacting our liquidity.

Long-Term Debt

As of June 30, 2004 and December 31, 2003, long-term debt totaled approximately $7.6 billion and $8.0 billion, respectively. This debt was comprised of approximately $5.4 billion and $7.2 billion of debt under our credit facilities and $2.2 billion and $729 million of high-yield debt at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004 and December 31, 2003, the weighted average interest rate on the bank debt, including the effects of hedging, was approximately 6.5% and 5.4%, respectively, while the weighted average interest rate on the high-yield debt was approximately 8.5% and 9.4%, respectively, resulting in a blended weighted average interest rate of 7.1% and 5.6%, respectively. Approximately 67% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of June 30, 2004 compared to approximately 52% at December 31, 2003.

April 2004 Charter Operating Notes. In April 2004, CCO Holdings’ subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., jointly issued $1.1 billion of 8% senior second lien notes due 2012 and $400 million of 8 3/8% senior second lien notes due 2014, for total gross proceeds of $1.5 billion. These notes are structurally senior to the notes of Charter, Charter Holdings, CCH II and CCO Holdings and rank equally with all other current or future unsubordinated obligations of Charter Operating. The Charter Operating notes are structurally subordinated to all obligations of Charter Operating’s subsidiaries, including Charter Operating credit facilities described below.

At any time prior to April 30, 2007, the issuers of the 8% senior second lien notes may redeem, on a pro rata basis, up to 35% of the total original principal amount of these notes with proceeds from public equity sales at a redemption price equal to 108.000% of the principal amount thereof, plus any accrued and unpaid interest. Interest on the $1.1 billion 8% senior second lien notes accrues at 8% per year and is payable semi-annually in arrears on each April 30 and October 30, commencing on October 30, 2004.

At any time prior to April 30, 2007, the issuers of the 8 3/8% senior second lien notes may redeem, on a pro rata basis, up to 35% of the total original principal amount of these notes with proceeds from public equity sales at a redemption price equal to 108.375% of the principal amount thereof, plus any accrued and unpaid interest. In addition, Charter Operating may redeem all or any portion of these notes on or after April 30, 2009, at an initial purchase price equal to 104.188% of the outstanding principal amount redeemed declining ratably to 100% for redemptions on or after April 30, 2012, plus any accrued and unpaid interest. Interest on the $400 million 8 3/8% senior second lien notes accrues at 8 3/8% per year and is payable semi-annually in arrears on each April 30 and October 30, commencing on October 30, 2004.

In the event of specified change of control events, Charter Operating must offer to purchase the outstanding Charter Operating senior second lien notes at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

Until the guarantee and pledge date (as defined in the indenture governing the Charter Operating notes, generally the fifth business day after the Charter Holdings leverage ratio is certified to be below 8.75 to 1.0), the Charter Operating notes are secured by a second-priority lien on significantly all of Charter Operating’s assets that secure the obligations of Charter Operating under the Charter Operating credit facilities and specified related obligations. The collateral consists of significantly all of Charter Operating’s direct assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

On and after the guarantee and pledge date, the collateral for the Charter Operating notes will consist of all of Charter Operating’s and its subsidiaries’ assets that secure the obligations of Charter Operating or any subsidiary of Charter Operating with respect to the Charter Operating credit facility and the related obligations or certain other indebtedness on such date. It is currently contemplated that, as of the guarantee and pledge date, such collateral will consist of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and significantly all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings) in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

In addition, within a time frame specified under the Charter Operating credit facilities, Charter Operating will be required to redeem or cause to be redeemed in full the notes outstanding under the CC V Holdings, LLC indenture. In addition, when Charter Operating or its subsidiaries exercise any option to redeem in full the notes outstanding under the Renaissance Media Group, LLC (“Renaissance”) or CC V Holdings, LLC indentures, then, provided that the leverage ratio test remains satisfied, the Renaissance or CC V Holdings, LLC entities will be required to guarantee the Charter Operating credit facilities and the related obligations and to secure those guarantees with first-priority liens, and to guarantee the notes and to secure the Charter Operating senior second lien notes with second-priority liens, on significantly all of their assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

Charter Operating Credit Facilities. In April 2004, the Charter Operating credit facilities were amended and restated concurrently with the sale of $1.5 billion senior second lien notes described above, among other things, to defer maturities and increase availability under these facilities and to enable Charter Operating to acquire the interests of the lenders under the CC VI Operating Company, LLC (“CC VI Operating”), CC VIII Operating, LLC (“CC VIII Operating”) and the Falcon Cable Communications, LLC (“Falcon Cable”) credit facilities. The Charter Operating credit facilities increase the availability from $5.1 billion to $6.5 billion and provide for two term facilities, one with a total principal amount of $2.0 billion, of which 12.5% matures in 2007, 30% matures in 2008,

37.5% matures in 2009 and 20% matures in 2010 (Term A); and one with a total principal amount of $3.0 billion, which is repayable in 27 equal quarterly installments aggregating in each loan year to approximately $30 million, with the remaining balance due at final maturity in 2011 (Term B). The Charter Operating credit facilities also provide for a revolving credit facility, in a total amount of $1.5 billion, with a maturity date in 2010. Amounts under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 3.00% for the Term A and revolving credit facilities and up to 3.25% for the Term B credit facility, and for base rate loans, up to 2.00% for the Term A facility and revolving credit facilities and up to 2.25% for the Term B credit facility. A quarterly commitment fee of up to 0.75% is payable on the unused balance of the revolving credit facility.

Obligations under the amended commitment amount of $6.5 billion are secured by a lien on all assets of Charter Operating, to the extent such lien can be perfected under the Uniform Commercial Code by filing a financing statement, which assets include capital stock owned by Charter Operating and intercompany obligations owing to it, including from its subsidiaries, CC VI Operating, CC VIII Operating and Falcon Cable.

Obligations arising under the original commitment amount of $5.1 billion continue to be guaranteed by CCO Holdings and by Charter Operating’s subsidiaries, other than the non-guarantor subsidiaries (defined below). The “non-guarantor subsidiaries,” generally include CCO NR Holdings, LLC and subsidiaries contributed to CCO NR Holdings, LLC by Charter Holdings in the organizational restructuring that occurred in June 2003, including CC VI Operating, CC VIII Operating, Falcon Cable, and their respective subsidiaries. Obligations arising under the original commitment amount of $5.1 billion continue to be secured by a pledge of the equity interests owned by the subsidiary guarantors and intercompany obligations owing to the subsidiary guarantors, as well as a pledge of CCO Holdings’ equity interests in Charter Operating and its subsidiaries, and intercompany obligations owing to CCO Holdings by Charter Operating and its subsidiaries and intercompany obligations owing to the subsidiary guarantors.

At such time as Charter Holdings’ leverage ratio is determined to be below 8.75 to 1.0: (i) the guarantors’ guarantees will be amended to increase the amount guaranteed to include all of the obligations arising under the amended commitment amount of $6.5 billion; (ii) most of the non-guarantor subsidiaries will become additional subsidiary guarantors of the amended commitment amount of $6.5 billion; and (iii) such guarantees will be secured by a lien on all assets of the subsidiary guarantors to the extent such lien can be perfected under the Uniform Commercial Code by filing a financing statement; provided that the guarantee and pledge of such interests is not otherwise restricted by certain of Charter Holdings’ subsidiaries’ indentures.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter Operating senior second lien notes, the CCO Holdings senior notes, the CCH II senior notes, the Charter Holdings senior notes and Charter’s convertible senior notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. Conditions to future borrowings include the absence of a default or an event of default under the Charter Operating credit facilities and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2003 of any event, development or circumstance that has had or could reasonably be expected to have a material adverse affect on our business.

The events of default under the Charter Operating credit facilities include those customary for financings of this type, as well as events of default for, among other things: (i) the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount, (ii) Paul Allen and/or certain of his family members and/or their exclusively owned entities ceasing to have power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating, and (iii) certain of Charter Operating’s direct or indirect parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness.

Charter Operating used the additional borrowings under the credit facilities, together with proceeds from the sale of the Charter Operating senior second lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating, Falcon Cable, and CC VIII Operating, all in one concurrent transaction. Borrowing availability under the credit facilities as of June 30, 2004 was approximately $977 million, none of which was restricted due to covenants. In the refinancing Charter Operating was substituted as the lender in place of the banks under those subsidiaries’ credit facilities.

As noted above, our access to capital from our credit facilities is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance. We may not be able to comply with all of these restrictive covenants. If there is an event of default under our credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under certain of our debt obligations, if not waived, may result in the acceleration of those debt obligations, which could in turn result in the acceleration of other debt obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

Historical Operating, Financing and Investing Activities

We held $88 million in cash and cash equivalents as of June 30, 2004 compared to $85 million as of December 31, 2003.

Operating Activities. Net cash provided by operating activities decreased 18%, from $584 million for the six months ended June 30, 2003 to $478 million for the six months ended June 30, 2004. For the six months ended June 30, 2004, net cash provided by operating activities decreased primarily as a result of changes in operating assets and liabilities that used $66 million more cash during the six months ended June 30, 2004 than the corresponding period in 2003 coupled with an increase in cash interest expense of $17 million over the corresponding prior period.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2004 was $307 million and net cash used in investing activities for the six months ended June 30, 2003 was $358 million. Investing activities provided $665 million more cash during the six months ended June 30, 2004 than the corresponding period in 2003 primarily as a result of proceeds from the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia to Atlantic Broadband Finance, LLC.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2004 and 2003 was $782 million and $339 million, respectively. The increase in cash used during the six months ended June 30, 2004 as compared to the corresponding period in 2003 was primarily the result of an increase in net repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $380 million and $254 million for the six months ended June 30, 2004 and 2003, respectively. The majority of the capital expenditures for the six months ended June 30, 2004 and 2003 related to our customer premise equipment. See table below for more details.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the six months ended June 30, 2004 and 2003, our liabilities related to capital expenditures decreased $38 million and $103 million, respectively.

During 2004, we expect to spend a total of $850 million to $950 million on capital expenditures. We expect that the nature of these expenditures will continue to shift from upgrade/rebuild costs to customer premise equipment and scalable infrastructure costs. We expect to fund capital expenditures for 2004 primarily from cash flows from operating activities and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association (“NCTA”). The new disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customers among peer companies in the cable industry. These disclosure guidelines are not required disclosure under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2004 and 2003 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Customer premise equipment (a)	$105	$70	$217	$134
Scalable infrastructure (b)	14	12	33	20
Line extensions (c)	35	17	60	24
Upgrade/Rebuild (d)	6	25	18	40
Support capital (e)	33	29	52	36

Total capital expenditures (f)	$193	$153	$380	$254

(a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

(b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

(e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

(f)	Represents all capital expenditures made during the three and six months ended June 30, 2004 and 2003, respectively.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Amendment No. 1 to our Registration Statement on Form S-4 filed on June 4, 2004 that could materially impact our business, results of operations and financial condition.

Restrictive Covenants. Our credit facilities and the indentures governing our publicly held notes contain a number of significant covenants that could adversely impact our business. In particular, our credit facilities and indentures restrict our ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into related party transactions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

Furthermore, our credit facilities require us to maintain specified financial ratios and meet financial tests. Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt under the applicable agreement, and in certain cases under other agreements governing our indebtedness. Any default under the credit facilities or indentures applicable to us could adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our publicly held notes and those of our subsidiaries, and our credit facilities. For more information, see the section above entitled “— Liquidity and Capital Resources.”

Parent Company Liquidity Concerns. Our parent companies have a significant amount of debt and may incur additional debt in the future. At June 30, 2004, Charter had approximately $744 million aggregate principal amount of convertible senior notes outstanding, which mature in 2005 and 2006, and Charter Holdings had approximately $8.5 billion aggregate principal amount of senior notes and senior discount notes, some of which mature in 2007 and the remainder of which mature in 2009 through 2012. At June 30, 2004, CCH II had outstanding approximately $1.6 billion of senior notes that mature in 2010. Charter, Charter Holdings and CCH II will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes restrict those notes issuers from making distributions to their parent companies (including, as applicable, Charter, Charter Holdings and CCH II) for payment of principal on parent company notes, in each case unless there is no default under those indentures and a specified leverage ratio test can be met. Each such issuer currently meets the applicable leverage ratio test, and therefore is not currently prohibited from making any such distributions to its direct parent. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio test of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. However, in the event that Charter Holdings could not incur any additional debt under the 8.75 to 1.0 leverage ratio test, the indentures governing the Charter Holdings notes permit us to make specified investments in Charter Holdco or Charter, up to its formulaic capacity, as long as there is no default under the indentures. For the quarter ended June 30, 2004, there were no defaults under the Charter Holdings indentures and other specified tests were met. However, Charter Holdings continued not to meet the leverage ratio test at June 30, 2004. As a result, distributions from Charter Holdings to Charter Holdco or Charter again have been restricted and will continue to be restricted until that test is met. Charter currently has sufficient assets to pay interest due on its outstanding convertible senior notes during 2004. However, Charter’s ability to make interest payments, or principal payments at maturity in 2005 and 2006, on its outstanding convertible senior notes is contingent upon it obtaining additional debt and/or equity financing or receiving distributions or other payments from its subsidiaries.

Because Charter is our manager, and because we are indirectly wholly owned by Charter Holdings, their financial or liquidity problems could cause serious disruption to our business and could have a material adverse effect on our business and results of operations. Any such event would likely adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter, Charter Holdings or CCH II (whether through a bankruptcy, receivership or other reorganization, or otherwise), it could result in an event of default under our credit facilities and our outstanding notes and would require a change of control repurchase offer under our outstanding notes.

Acceleration of Our Indebtedness. In the event of a default under our credit facilities or notes, our creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our credit facilities and indentures will not permit CCO Holdings’ subsidiaries to distribute funds to CCO Holdings to pay interest or principal on its notes. If the amounts outstanding under such credit facilities or notes are accelerated, all of the debt and liabilities would be payable from the assets of CCO Holdings’ subsidiaries, prior to any distribution of CCO Holdings’ subsidiaries’ assets to pay the interest and principal amounts on CCO Holdings’ notes. In addition, the lenders under our credit facilities could foreclose on their collateral, which includes equity interests in CCO Holdings’ subsidiaries, and they could exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on CCO Holdings’ notes. Additionally, an acceleration or payment default under our credit facilities would cause a cross-default in the indentures governing our notes. Any default under any of our credit facilities or notes might adversely affect the holders of our notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

CCO Holdings’ Notes are Structurally Subordinated to all Liabilities of CCO Holdings’ Subsidiaries. The borrowers and guarantors under the Charter Operating credit facilities and senior second lien notes are indirect subsidiaries of CCO Holdings. A number of CCO Holdings’ subsidiaries are also obligors under other debt instruments, including Charter Operating, which is a co-issuer of senior second lien notes and/or senior discount notes. As of June 30, 2004, our total debt was approximately $7.6 billion, of which $7.1 billion would have been structurally senior to CCO Holdings’ notes. In a liquidation, the lenders under our credit facilities and the holders of the other debt instruments and all other creditors of CCO Holdings’ subsidiaries would have the right to be paid before CCO Holdings from any of its subsidiaries’ assets.

If CCO Holdings caused a subsidiary to make a distribution to enable it to make payments in respect of its notes, and such transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of CCO Holdings’ notes could be required to return the payment to (or for the benefit of) the creditors of CCO Holdings’ subsidiaries. In the event of the bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, such subsidiary may not have sufficient assets remaining to make any payments to us as an equity holder or otherwise and may be restricted by bankruptcy and insolvency laws from making any such payments. The foregoing contractual and legal restrictions could limit our ability to make payments to the holders of CCO Holdings’ notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These actions have been consolidated. The federal shareholders derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

In addition, Charter has recently entered into Memoranda of Understanding setting forth proposed terms of settlement for the above described class actions and derivative suits. Settlement of those actions under the terms of the memoranda is subject to a number of conditions, and there can therefore be no assurance that the actions will be settled on those terms or at all. See “Part II, Item 1. Legal Proceedings.”

However, due to the inherent uncertainties of litigation and investigations, and due to the remaining conditions to the finalization of our anticipated settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigation described above could result in significant potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and Charter’s actions in response to these proceedings, could result in significant additional defense costs and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

Competition. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Variable Interest Rates. At June 30, 2004, excluding the effects of hedging, approximately 71% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of June 30, 2004 and December 31, 2003, the weighted average interest rate on the bank debt was approximately 6.5% and 5.4%, respectively, while the weighted average interest rate on the high-yield debt was approximately 8.5% and 9.4%, respectively, resulting in a blended weighted average interest rate of 7.1% and 5.6%, respectively. Approximately 67% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of June 30, 2004 compared to approximately 52% at December 31, 2003.

Streamlining of Operations. In the past, we experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on our ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition. In addition, Charter’s ability to properly manage our operations will be impacted by Charter’s ability to attract, retain and incentivize experienced, qualified, professional management.

Services. We expect that a significant portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent, various commercial services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (significantly all of which were renegotiated and renewed in 2003), as of June 30, 2004, approximately 36% of our current programming contracts have expired or are scheduled to expire by the end of 2004, and approximately another 12% by the end of 2005.

Notes Price Volatility. The market price of our publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price.

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Long-Term Indebtedness -- Change of Control Payments. We and our parent companies may not have the ability to raise the funds necessary to fulfill the obligations under our and our parent companies' notes and our credit facilities following a change of control. Under the indentures governing our parent companies' notes, upon the occurrence of specified change of control events, including certain specified dispositions of stock by Mr. Allen, each such issuer is required to offer to repurchase all of its outstanding notes. However, our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes, and all of the note issuers are limited in their ability to make distributions to their respective parent companies to fund any required repurchase. In addition, a change of control under our credit facilities and the indentures governing our notes would require the repayment of borrowings under those credit facilities and indentures. These credit facilities and notes would have to be repaid by CCO Holdings' subsidiaries before assets could be available to CCO Holdings or its parent companies to repurchase CCO Holdings' and its parents' notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes or credit facilities, which could in turn result in a default under its and its parent companies indentures and other instruments of indebtedness.

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. For example, there has been considerable legislative interest recently in requiring cable operators to offer historically bundled programming services on an à la carte basis.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote significant capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the FCC were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility, although it previously issued a tentative decision against such dual carriage. In addition, the carriage of new high definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government’s universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

CONTINGENCIES

Securities Class Actions and Derivative Suits Against Charter. Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ''Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the ''Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the Court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated

Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004.

On September 12, 2002, a shareholders derivative suit (the ''State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by plaintiffs. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

Separately, on February 12, 2003, a shareholders derivative suit (the ''Federal Derivative Action’’), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the consolidated Federal Class Action and the Federal Derivative Action (the “Actions”). In exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. As part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. The settlement of each of the lawsuits is conditioned upon, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above, judicial approval of the settlements by the Court following notice to the class, and dismissal of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits were filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes that the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits, which are substantively identical, were brought on behalf of Charter’s securities holders as of July 29, 2002, and sought unspecified damages and possible injunctive relief. However, Charter has informed us that no such transaction by Mr. Allen has been presented. On April 30, 2004, orders of dismissal without prejudice were entered in each of the Delaware Class Actions.

Government Investigations. In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter has also been advised by the U. S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Indemnification. Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of its current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Insurance. Charter has liability insurance coverage that it believes is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

Other Litigation. In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (''South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ A substantively identical case was filed in the Superior Court of Athens – Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter Holdco, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South

Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, we recorded a special charge of $9 million in our consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens – Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The Court also granted preliminary approval of the proposed settlement on that date. A hearing to consider final approval of the settlement is scheduled to occur on November 10, 2004. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement. Charter is awaiting a ruling on that request.

Outcome. Charter is unable to predict the outcome of the lawsuits and the government investigation described above. An unfavorable outcome in any of these lawsuits or the government investigation could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls provide such reasonable assurances.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

In addition to those matters disclosed under the heading “Contingencies” of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a) EXHIBITS

The index to the exhibits begins on page 44 of this quarterly report.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC Registrant By: CHARTER COMMUNICATIONS, INC., Sole Manager

Dated: August 13, 2004	By:	/s/ MICHAEL P. HUSEBY

		Name:	Michael P. Huseby
		Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Paul E. Martin

		Name:	Paul E. Martin
		Title:	Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

CCO HOLDINGS CAPITAL CORP. Registrant

Dated: August 13, 2004	By:	/s/ MICHAEL P. HUSEBY

		Name:	Michael P. Huseby
		Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Paul E. Martin

		Name:	Paul E. Martin
		Title:	Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1
Amended and Restated Credit Agreement among Charter Communications Operating, LLC, CCO Holdings, LLC and certain lenders and agents named therein dated April 27, 2004 (Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.2
Indenture relating to the 8% senior second lien notes due 2012 and 8 3/8% senior second lien notes due 2014, dated as of April 27, 2004, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wells Fargo Bank, N.A. as trustee (Incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.3
Purchase Agreement, dated April 20, 2004 by and among Charter Communications Operating, LLC and Charter Communications Operating Capital Corp. and the purchasers named therein (Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).