Form 10-Q
period 2004-09-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2004-11-12
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:	333-112593
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file reports), and (2) have been subject to such filing requirements for the past 90 days.  YES  ☑  NO  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the lates practicable date:

All of the issued and outstanding shares of capital stock of CCO Holdings Capital Corp. are held by CCO Holdings, LLC. All of the limited liability company membership interests of CCO Holdings, LLC are held by CCH II, LLC (an indirect subsidiary of Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests of shares of capital stock.

* CCO Holdings, LLC and CCO Holdings Capital Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore filing with the reduced disclosure format.

CCO Holdings, LLC
CCO Holdings Capital Corp.
Quarterly Report for the Period ended September 30, 2004

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	our and our parent companies’ ability to pay or refinance debt as it becomes due;

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data, telephony and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	the availability of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	our ability to comply with all covenants in our indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations of our affiliates under cross-default provisions;

•	any adverse consequences arising out of our and our parent companies’ restatements of the respective 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, and the ability to reach a final approved settlement with respect to the putative class action, the unconsolidated state action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent, on the terms of the memoranda of understanding described herein;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91	$85
Accounts receivable, less allowance for doubtful accounts of $16 and $17, respectively	176	178
Receivables from related party	—	60
Prepaid expenses and other current assets	20	21

Total current assets	287	344

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $4,778 and $3,834, respectively	6,230	6,808
Franchises, net of accumulated amortization of $3,300 and $3,445, respectively	9,885	13,680

Total investment in cable properties, net	16,115	20,488

OTHER NONCURRENT ASSETS	226	162

Total assets	$16,628	$20,994

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$927	$996
Payables to related party	13	—

Total current liabilities	940	996

LONG-TERM DEBT	7,622	7,956

LOANS PAYABLE — RELATED PARTY	39	37

DEFERRED MANAGEMENT FEES — RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	515	687

MINORITY INTEREST	650	719

MEMBER’S EQUITY:
Member’s equity	6,874	10,642
Accumulated other comprehensive loss	(26)	(57)

Total member’s equity	6,848	10,585

Total liabilities and member’s equity	$16,628	$20,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES	$1,248	$1,207	$3,701	$3,602

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	525	484	1,552	1,457
Selling, general and administrative	252	235	735	702
Depreciation and amortization	371	352	1,105	1,095
Impairment of franchises	2,433	—	2,433	—
(Gain) loss on sale of assets, net	—	10	(104)	23
Option compensation expense, net	8	1	34	1
Special charges, net	3	8	100	18

	3,592	1,090	5,855	3,296

Income (loss) from operations	(2,344)	117	(2,154)	306

OTHER INCOME AND EXPENSE:
Interest expense, net	(148)	(121)	(406)	(375)
Gain (loss) on derivative instruments and hedging activities, net	(8)	31	48	35
Loss on extinguishment of debt	—	—	(21)	—
Other, net	—	(2)	—	(3)

	(156)	(92)	(379)	(343)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	(2,500)	25	(2,533)	(37)
MINORITY INTEREST	34	(4)	25	(11)

Income (loss) before income taxes and cumulative effect of accounting change	(2,466)	21	(2,508)	(48)
INCOME TAX BENEFIT (EXPENSE)	45	(1)	41	(3)

Income (loss) before cumulative effect of accounting change	(2,421)	20	(2,467)	(51)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	(840)	—	(840)	—

Net income (loss)	$(3,261)	$20	$(3,307)	$(51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,307)	$(51)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	(25)	11
Depreciation and amortization	1,105	1,095
Impairment of franchises	2,433	—
Option compensation expense, net	25	—
Special charges, net	85	—
Noncash interest expense	15	27
Gain on derivative instruments and hedging activities, net	(48)	(35)
(Gain) loss on sale of assets, net	(104)	23
Loss on extinguishment of debt	18	—
Deferred income taxes	(41)	3
Cumulative effect of accounting change, net	840	—
Other, net	(1)	(2)
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(1)	75
Prepaid expenses and other assets	(1)	7
Accounts payable, accrued expenses and other	(116)	(132)
Receivables from and payables to related party, including deferred management fees	(68)	(79)

Net cash flows from operating activities	809	942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(616)	(481)
Change in accrued expenses related to capital expenditures	(11)	(102)
Proceeds from sale of assets	727	—
Purchases of investments	(4)	—
Other, net	(2)	(2)

Net cash flows from investing activities	94	(585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,873	452
Repayments of long-term debt	(4,707)	(646)
Proceeds from issuance of debt	1,500	—
Payments for debt issuance costs	(97)	(15)
Repayments to related parties	—	(96)
Capital contributions	—	10
Distributions	(466)	(327)

Net cash flows from financing activities	(897)	(622)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(265)
CASH AND CASH EQUIVALENTS, beginning of period	85	310

CASH AND CASH EQUIVALENTS, end of period	$91	$45

CASH PAID FOR INTEREST	$339	$347

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

1. Organization and Basis of Presentation

CCO Holdings, LLC (“CCO Holdings”) is a holding company whose primary assets at September 30, 2004 are equity interests in its operating subsidiaries. CCO Holdings was formed in June 2003 and is a wholly owned subsidiary of CCH II, LLC (“CCH II”). CCH II is a wholly owned subsidiary of CCH I, LLC (“CCH I”), which is a wholly owned subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”). Charter Holdings is a wholly owned subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”).

CCO Holdings is the sole owner of Charter Communications Operating, LLC (“Charter Operating”). Charter Operating was formed in February 1999 to own and operate its cable systems. In June and July of 2003, Charter Holdings entered into a series of transactions and contributions which had the effect of i) creating CCH I, CCH II and CCO Holdings and ii) combining/contributing all of Charter Holdings’ interest in cable operations not previously owned by Charter Operating to Charter Operating (the “Systems Transfer”). The Systems Transfer was accounted for as a reorganization of entities under common control. Accordingly, the accompanying financial statements combine the historical financial condition and results of operations of Charter Operating, and the operations of subsidiaries contributed by Charter Holdings for the three and nine months ended September 30, 2003. CCO Holdings and its subsidiaries are collectively referred to herein as the “Company.” All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed on June 4, 2004 have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Liquidity and Capital Resources

The Company incurred net losses of $3.3 billion for each of the three and nine months ended September 30, 2004, respectively, and $51 million for the nine months ended September 30, 2003. The Company achieved net income of

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

$20 million for the three months ended September 30, 2003. The Company’s net cash flows from operating activities were $809 million and $942 million for the nine months ended September 30, 2004 and 2003, respectively.

The Company has historically required significant cash to fund capital expenditures, distributions to its parent companies and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, borrowings from its parent companies, issuances of debt securities and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2004, approximately 67% of the Company’s funding requirements were met from cash flows from operating activities and 33% from proceeds from the sale of systems. This gives effect to the use of proceeds from the sale of systems, described below, to repay long-term debt. For the nine months ended September 30, 2004, the Company had net cash flows used in financing activities of $897 million, reflecting a net repayment of $334 million of debt. Additionally, the Company increased cash on hand by $6 million to $91 million.

The Company’s long-term financing as of September 30, 2004 consists of $5.4 billion of credit facility debt and $2.2 billion principal amount of high-yield notes. In the fourth quarter of 2004, $7.5 million of the Company’s debt will mature and an additional $30 million will mature in each of 2005 and 2006. In addition, the Charter Operating credit facilities require the CC V Holdings, LLC notes to be redeemed within 45 days after the Charter Holdings leverage ratio, discussed below, is determined to be below 8.75 to 1.0.

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. The Company expects that cash on hand, cash flows from operating activities and the amounts available under its credit facilities will be adequate to meet its cash needs for the foreseeable future. The Company’s borrowing availability under the credit facilities totaled $957 million as of September 30, 2004, none of which was restricted due to covenants.

The Charter Operating credit facilities are subject to certain restrictive covenants, some of which require the Company to achieve specified operating results. The Company expects to maintain compliance with these covenants in 2004. If the Company’s operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing the Company’s debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur.

Any financial or liquidity problems of CCO Holdings’ parent companies could cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations. Charter’s ability to make interest payments on its convertible senior notes, and, in 2005 and 2006, to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries, including CCH II, CCO Holdings and Charter Operating. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes, however, restrict these entities and their subsidiaries from making distributions to their parent companies (including Charter and Charter Holdco) for payment of principal on Charter’s convertible senior notes, in each case unless there is no default under the applicable indenture and a specified leverage ratio test is met. In addition, each of CCH II, CCO Holdings and Charter Operating must independently assess whether such payments or distributions are advisable. CCH II, CCO Holdings and Charter Operating currently meet the applicable leverage ratio test under each of their respective indentures, and therefore are not currently prohibited from making any such distributions to their respective direct parent.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings could incur additional debt under a leverage ratio test of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and the other specified tests are met. For the quarter ended September

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

30, 2004, there were no defaults under the Charter Holdings indentures and the other specified tests were met. However, Charter Holdings continued not to meet the leverage ratio test of 8.75 to 1.0 at September 30, 2004. As a result, distributions from Charter Holdings to Charter or Charter Holdco have been restricted and will continue to be restricted until that test is met.

During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures. As of September 30, 2004, Charter Holdco had $31 million in cash on hand and was owed $39 million in intercompany loans from its subsidiaries, which were available to Charter Holdco to pay interest on Charter’s convertible senior notes, which is expected to be approximately $21 million for the remainder of 2004.

Currently, Charter does not expect that cash flows from operating activities and amounts available under its credit facilities will be sufficient to fund its operations and permit Charter to satisfy its principal repayment obligations that come due in 2005 and thereafter. In the event that Charter is not able to demonstrate that it has access to liquidity in an amount sufficient to fund its business and to make principal repayment obligations that come due in 2005 and thereafter, Charter and its subsidiaries’ ability to receive an unqualified opinion from an independent registered public accounting firm may be adversely affected. The failure of Charter Operating to receive an unqualified opinion would constitute a default under Charter Operating’s credit facilities. An event of default under the covenants governing any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

As a result of the foregoing, it is likely that Charter or Charter Holdco will require additional funding to repay debt maturing in 2005 and 2006. The Company understands that Charter is working with its financial advisors to address such funding requirements. However, there can be no assurance that such funding will be available to Charter. Although Mr. Allen and his affiliates have purchased equity from Charter and its subsidiaries in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to Charter or its subsidiaries in the future.

On March 1, 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. The Company closed on the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. These transactions resulted in a $105 million pretax gain recorded as a gain on sale of assets in the Company’s condensed consolidated statements of operations. Subject to post-closing contractual adjustments, the Company expects the total net proceeds from the sale of all of these systems to be approximately $733 million, of which $5 million is currently held in an indemnity escrow account (with the unused portion thereof to be released by March 1, 2005). The proceeds received to date have been used to repay a portion of amounts outstanding under the Company’s credit facilities.

3. Franchises and Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which eliminates the amortization of indefinite-lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets. Fair value is determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts. The Company has historically followed a residual method of

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

valuing its franchise assets, which had the effect of including goodwill with the franchise assets.

In September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. On September 30, 2004, the Company adopted Topic D-108 which resulted in the Company recording a cumulative effect of accounting change of $840 million (approximately $875 million before tax effects of $16 million and minority interest effects of $19 million) for the three and nine months ended September 30, 2004.

The Company performed an impairment assessment during the third quarter 2004 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, and Topic D-108. The use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company’s valuation, primarily as a result of increased competition, led to the recognition of a $2.4 billion impairment charge for the three and nine months ended September 30, 2004.

The independent third-party appraisers’ valuation as of September 30, 2004 yielded a total enterprise value of approximately $19.3 billion, which included approximately $2.0 billion assigned to customer relationships and approximately $0.9 billion assigned to goodwill. At October 1, 2003, the independent third-party appraisers’ valuation yielded an enterprise value of approximately $24.7 billion, which included approximately $3.2 billion assigned to customer relationships and approximately $1.1 billion assigned to goodwill. The valuation completed at October 1, 2003 resulted in no impairment. SFAS No. 142 does not permit the recognition of intangible assets not previously recognized.

As of September 30, 2004 and December 31, 2003, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$13,129	$3,287	$9,842	$17,018	$3,412	$13,606
Goodwill	52	—	52	52	—	52

	$13,181	$3,287	$9,894	$17,070	$3,412	$13,658

Finite-lived intangible assets:
Franchises with finite lives	$56	$13	$43	$107	$33	$74

For the nine months ended September 30, 2004, the net carrying amount of indefinite-lived intangible assets was reduced by $484 million as a result of the sale of cable systems to Atlantic Broadband Finance, LLC discussed in Note 2. Additionally, in the first quarter of 2004, approximately $29 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s renewal of these franchise assets in 2003. Franchise amortization expense for the three and nine months ended September 30, 2004 was $1 million and $3 million, respectively, and franchise amortization expense for the three and nine months ended September 30, 2003 was $2 million and $6 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $4 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

relevant factors.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Accounts payable — trade	$73	$144
Accrued capital expenditures	82	93
Accrued expenses:
Interest	151	97
Programming costs	303	319
Franchise-related fees	55	70
State sales tax	45	61
Other	218	212

	$927	$996

5. Long-Term Debt

Long-term debt consists of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Face Value	Accreted Value	Face Value	Accreted Value
Long-Term Debt
CCO Holdings:
8-3/4% senior notes due 2013	$500	$500	$500	$500
Charter Operating:
8.000% senior second lien notes due 2012	1,100	1,100	—	—
8.375% senior second lien notes due 2014	400	400	—	—
Renaissance:
10.00% senior discount notes due 2008	114	116	114	116
CC V Holdings:
11.875% senior discount notes due 2008	113	113	113	113
Credit Facilities
Charter Operating	5,393	5,393	4,459	4,459
CC VI Operating	—	—	868	868
Falcon Cable	—	—	856	856
CC VIII Operating	—	—	1,044	1,044

	$7,620	$7,622	$7,954	$7,956

In April 2004, the Company’s subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., sold $1.5 billion of senior second lien notes in a private transaction. Additionally, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion six-year revolving credit facility, a $2.0 billion six-year term loan facility and a $3.0 billion seven-year term loan facility. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

Operating senior second lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating Company, LLC (“CC VI Operating”), Falcon Cable Communications, LLC (“Falcon Cable”), and CC VIII Operating, LLC (“CC VIII Operating”), all in concurrent transactions. In addition, Charter Operating was substituted as the lender in place of the banks under those subsidiaries’ credit facilities.

6. Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for each of the three and nine months ended September 30, 2004 was $3.3 billion, and $21 million for the nine months ended September 30, 2003. Comprehensive income for the three months months ended September 30, 2003 was $41 million.

7. Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company has agreed to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company’s exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes gains of $1 million and $0, respectively, and for the nine months ended September 30, 2004 and 2003, includes gains of $3 million and $8 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three and nine months ended September 30, 2004, a gain of $2 million and $31 million, respectively, and for the three and nine months ended September 30, 2003, a gain of $21 million and $30 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes losses of $9 million and gains of $31 million, respectively, and for the nine months ended September 30, 2004 and 2003, includes gains of $45 million and

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

$27 million, respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2004 and December 31, 2003, the Company had outstanding $2.7 billion and $3.0 billion and $20 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

8. Revenues

Revenues consist of the following for the three and nine months ended September 30, 2004 and 2003:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Video	$839	$866	$2,534	$2,607
High-speed data	189	145	538	403
Advertising sales	73	64	205	188
Commercial	61	52	175	149
Other	86	80	249	255

	$1,248	$1,207	$3,701	$3,602

9. Operating Expenses

Operating expenses consist of the following for the three and nine months ended September 30, 2004 and 2003:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Programming	$328	$307	$991	$934
Advertising sales	24	21	72	65
Service	173	156	489	458

	$525	$484	$1,552	$1,457

10. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three and nine months ended September 30, 2004 and 2003:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
General and administrative	$220	$204	$636	$622
Marketing	32	31	99	80

	$252	$235	$735	$702

Components of selling expense are included in general and administrative and marketing expense.

11. Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $31 million associated with the Company’s workforce reduction and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. During the year ended December 31, 2003, additional severance-related costs of $26 million were incurred and recorded as a special charge. During the three and nine months ended September 30, 2004, an additional 300 and 450 employees, respectively, were identified for termination, and severance costs of $6 million and $9 million, respectively, were recorded in special charges. Severance payments are made over a period of up to two years with approximately $3 million and $14 million paid during the three and nine months ended September 30, 2004, respectively, and $43 million paid during the year ended December 31, 2003. As of September 30, 2004 and December 31, 2003, a liability of approximately $9 million and $14 million, respectively, is recorded on the accompanying condensed consolidated balance sheets related to the reorganization activities discussed above. For the nine months ended September 30, 2004, special charges also includes approximately $85 million, representing the aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of a settlement of consolidated federal and state class actions and federal derivative action lawsuits and approximately $9 million of litigation costs related to the tentative settlement of a national class action suit, all of which are subject to final documentation and court approval (see note 13). For the three and nine months ended September 30, 2004, the severance costs were offset by $3 million received from a third party in settlement of a dispute.

During the three and nine months ended September 30, 2003, the Company recorded severance costs of $8 million and $23 million, respectively, in special charges. For the nine months ended September 30, 2003, the severance costs were offset by a $5 million settlement from the Internet service provider Excite@Home related to the conversion of approximately 145,000 high-speed data customers to our Charter High Speed service in 2001.

12. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company’s indirect subsidiaries are corporations that are subject to income tax.

As of September 30, 2004 and December 31, 2003, the Company had net deferred income tax liabilities of

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

approximately $204 million and $267 million, respectively. The net deferred income tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

During the three and nine months ended September 30, 2004, the Company recorded $61 million and $57 million of income tax benefit, respectively. The Company recorded the portion of the income tax benefit associated with the adoption of Topic D-108 as a $16 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the three and nine months ended September 30, 2004. The income tax benefits were realized as a result of decreases in the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries. During the three and nine months ended September 30, 2003, the Company recorded $1 million and $3 million of income tax expense, respectively. The income tax expense is recognized through increases in deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000 and 1999. Management does not expect the results of this examination to have a material adverse effect on the Company’s financial position or results of operations.

13. Contingencies

As previously reported in the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed on June 4, 2004 and 2004 Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”) against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. An action substantively identical to the State Derivative Action was filed in March 2004. The State Derivative Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”) was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. The Federal Derivative Action was identified in public filings made by Charter prior to the date of this quarterly report.

On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the Federal Class Actions, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). In exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. As a result, in the second quarter of 2004, the Company recorded an $85 million special charge on its consolidated statement of operations (see note 11). Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. The settlement of each of the lawsuits is conditioned upon, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above, judicial approval of the settlements by the Court following notice to the class, and dismissal of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

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

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the “South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” A substantively identical case was filed in the Superior Court of Athens — Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. The South Carolina Class Action and the Georgia Class Action were identified in public filings made by Charter prior to the date of this quarterly report.

In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

tentative settlement, the Company recorded a special charge of $9 million in its consolidated statement of operations in the first quarter of 2004 (see note 11). On July 8, 2004, the Superior Court of Athens — Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. A hearing to consider final approval of the settlement is scheduled to occur on November 10, 2004. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request.

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

14. Stock Compensation Plans

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the condensed consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the fair value method is being applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will depend on future stock-based compensation awards granted by Charter.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net income (loss) as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(3,261)	$20	$(3,307)	$(51)
Add back stock-based compensation expense related to stock options included in reported net loss	8	1	34	1
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(6)	(3)	(37)	(11)
Effects of unvested options in stock option exchange	—	—	48	—

Pro forma	$(3,259)	$18	$(3,262)	$(61)

In January 2004, Charter began an option exchange program in which the employees of Charter and its subsidiaries were offered the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employee’s outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued to that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of Charter’s 47,882,365 total options (vested and unvested) issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter’s board of directors who were not also employees of the Company were not eligible to participate in the exchange offer.

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

15. Related Parties

CC VIII, LLC. As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC (“CC VIII”), CCO Holdings’ indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the “CC VIII interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the “Comcast sellers”). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast put right”). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest. The CC VIII interest is recorded as minority interest in the consolidated balance sheets.

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

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Merritt, Tory and Wangberg) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a “scrivener’s error” had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

TechTV, Inc. TechTV, Inc. (“TechTV”) operated a cable television network that offered programming mostly related to technology. Pursuant to an affiliation agreement that originated in 1998 and that terminates in 2008, TechTV has provided the Company with programming for distribution via its cable systems. The affiliation agreement provides, among other things, that TechTV must offer Charter certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter’s interactive television platforms through December 31, 2006 (exclusive for the first year). The Company recognized approximately $5 million of the Vulcan Programming payment as an offset to programming expense during the nine months ended September 30, 2004 with the remaining $5 million to be recognized over the term of the agreement. The Company believes that Vulcan Programming, which is 100% owned by Mr. Allen, owned an approximate 98% equity interest in TechTV at the time of the transaction. Until September 2003, Mr. Savoy, a former Charter director, was the president and director of Vulcan Programming and was a director of TechTV. Mr. Wangberg, one of Charter’s directors, was the chairman, chief executive officer and a director of TechTV. Mr. Wangberg resigned as the chief executive officer of TechTV in July 2002. He remained a director of TechTV along with Mr. Allen until Vulcan Programming sold TechTV to an unrelated third party in May 2004.

Digeo, Inc. On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units. The software for these DVR units is being supplied by Digeo Interactive, LLC (“Digeo Interactive”), a wholly owned subsidiary of Digeo, Inc. (“Digeo”), under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that Charter deploys from a maximum of 10 headends through year-end 2004. This maximum number of headends was increased from 10 to 15 pursuant to a letter agreement executed on June 11, 2004 and was increased again from 15 to 20 pursuant to a second letter agreement dated August 4, 2004. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Total license and maintenance fees during the term of the agreement are expected to be approximately $3 million. The agreement provides that Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. In April 2004, the Company launched DVR service utilizing the Digeo proprietary software in its Rochester, Minnesota market.

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the purchase of 70,000 Digeo PowerKey DVR units. The term sheet provides that the parties will proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the purchase of the DVR units and that the parties will enter into a license agreement for Digeo’s proprietary software on terms substantially similar to the terms of the license agreement described above. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $40 million. The term sheet and any definitive agreements will be terminable at no penalty to Charter in certain circumstances.

Charter and Digeo entered into a letter agreement effective September 28, 2004 amending the April 2004 license

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

agreement to reduce certain fees payable to Digeo by Charter and to increase the maximum number of headends in which Charter has the right to deploy the DVR units from a maximum of 20 by year end 2004, to a maximum of 30 by June 30, 2005.

The Company believes that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc. Messrs. Allen and Vogel are directors of Digeo. Mr. Vogel owns options to purchase 10,000 shares of Digeo common stock.

Oxygen Media LLC. Oxygen Media LLC (“Oxygen”) provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen, whereby the Company agreed to carry programming content from Oxygen. Under the carriage agreement, the Company currently makes Oxygen programming available to approximately 5 million of its video customers. The term of the carriage agreement was retroactive to February 1, 2000, the date of launch of Oxygen programming by the Company, and runs for a period of five years from that date. For the nine months ended September 30, 2004 and 2003, the Company paid Oxygen approximately $10 million and $6 million, respectively, for programming content. In addition, Oxygen pays the Company marketing support fees for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. The Company recorded approximately $1 million and $696 million related to these launch incentives as a reduction of programming expense for each of the nine months ended September 30, 2004 and 2003, respectively.

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

The Company recognizes the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the nine months ended September 30, 2004 and 2003, the Company recorded approximately $10 million and $6 million, respectively, as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $29 million and $19 million as of September 30, 2004 and December 31, 2003, respectively.

In August 2004, Charter Holdco and Oxygen entered into agreements that amend and renew the carriage agreement. The amendment to the carriage agreement (a) revises the number of the Company’s customers to which Oxygen programming must be carried and for which the Company must pay, (b) releases Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) requires Oxygen to make payment on outstanding receivables for marketing support fees due to the Company under the affiliation agreement; and (d) requires that Oxygen provide its programming content to the Company on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than the Company. The renewal of the carriage agreement (a) extends the period that the Company will carry Oxygen programming to its customers through January 31, 2008, and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks.

In August 2004, Charter Holdco and Oxygen also amended the equity issuance agreement to provide for the issuance of 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco on February 1, 2005 in place of the $34 million of unregistered shares of Oxygen Media common stock. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator which is the fair market value per share of Oxygen Media common stock on the conversion date.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

As of September 30, 2004, through Vulcan Programming, Mr. Allen owned an approximate 31% interest in Oxygen assuming no exercises of outstanding warrants or conversion or exchange of convertible or exchangeable securities.

Marc Nathanson has an indirect beneficial interest of less than 1% in Oxygen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

CCO Holdings, LLC (“CCO Holdings”) is a holding company whose principal assets as of September 30, 2004 are equity interests in its operating subsidiaries. CCO Holdings was formed in June 2003 and is a wholly owned subsidiary of CCH II, LLC (“CCH II”). CCH II is a wholly owned subsidiary of CCH I, LLC (“CCH I”), which is a wholly owned subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”), which is a subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”). Our “parent companies” are CCH II, CCH I, Charter Holdings, Charter Holdco and Charter. “We,” “us” and “our” refer to CCO Holdings and its subsidiaries. We are a broadband communications company operating in the United States. We offer our customers traditional cable video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband services such as high definition television, video on demand, telephony and interactive television. We sell our cable video programming, high-speed data and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed data and residential telephony as of September 30, 2004 and 2003:

	Approximate as of
	September 30,	September 30,
	2004 (a)	2003 (a)
Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,825,000	6,240,000
Multi-dwelling (bulk) and commercial unit customers (c)	249,600	258,100

Analog video customers (b)(c)	6,074,600	6,498,100

Digital Video:
Digital video customers (d)	2,688,900	2,664,800
Digital percentage of analog video customers (b)(c)(d)(e)	44%	41%
Non-Video Cable Services:
Residential high-speed data customers (f)	1,819,900	1,489,700
Dial-up customers	7,300	10,900
Telephony customers (g)	40,200	24,100

Pro forma for the sale of systems to Atlantic Broadband Finance, LLC in March and April 2004 and to WaveDivision Holdings, LLC in October 2003, as if all of these sales had occurred as of January 1, 2003, analog video customers, digital video customers and residential high-speed data customers would have been 6,239,000, 2,570,300 and 1,441,500, respectively, as of September 30, 2003.

(a)	“Customers” include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). Further, “customers” include persons receiving service under promotional programs that offered up to two months of service for free, some of whom had not requested to be disconnected, but had not become paying customers as of September 30, 2004. If such persons do not become paying customers, we do not believe this would have a material impact on our consolidated financial condition or consolidated results of operations. In addition, at September 30, 2004 and 2003, “customers” include approximately 46,000 and 64,600 persons whose accounts were over 60 days past due in payment, approximately 5,500 and 7,100 persons whose accounts were over 90 days past due in payment, and approximately 2,000 and 2,300 of which were over 120 days past due in payment, respectively.

(b)	“Residential (non-bulk) analog video customers” include all residential customers who receive video services, except for complimentary accounts (such as our employees).

(c)	Included within “video customers” are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog video prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)	“Digital video customers” include all households that have one or more digital set-top terminals. Included in “digital video customers” on September 30, 2004 and 2003 are approximately 10,700 and 12,600 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	Represents the number of digital video customers as a percentage of analog video customers.

(f)	All of these customers also receive video service and are included in the video statistics above. However, the video statistics do not include approximately 205,500 and 75,200 of these customers at September 30, 2004 and 2003, respectively, who were residential high-speed data only customers.

(g)	“Telephony customers” include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur, depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our business, and amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

For the nine months ended September 30, 2004, our loss from operations, which includes depreciation and amortization expense and impairment of franchises but excludes interest expense, was $2.2 billion. For the nine months ended September 30, 2003, our income from operations was $306 million. We had a negative operating margin of 58% for the nine months ended September 30, 2004, and an operating margin of 8% for the nine months ended September 30, 2003. The decrease in income from operations and operating margins from 2003 to 2004 was principally due to the impairment of franchises of $2.4 billion recorded in the third quarter of 2004. The nine months ended September 30, 2004 includes a gain on the sale of certain cable systems to Atlantic Broadband Finance, LLC which is offset by an increase in option compensation expense and special charges when compared to the nine months ended September 30, 2003. Operating margins for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 were also negatively impacted by increases in programming and service costs.

Since our inception, and currently, our ability to conduct operations has been and continues to be dependent on our access to capital, including credit under our credit facilities. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under the indentures governing our outstanding public notes and would have a material adverse effect on us. Approximately $7.5 million of our debt matures during the remainder of 2004, which we expect to fund through borrowings under our credit facilities. See “— Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions):

	Nine Months Ended September 30,
	2004		2003
Revenues	$3,701	100%	$3,602	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	1,552	42%	1,457	41%
Selling, general and administrative	735	20%	702	19%
Depreciation and amortization	1,105	30%	1,095	30%
Impairment of franchises	2,433	66%	—	—
(Gain) loss on sale of assets, net	(104)	(3)%	23	1%
Option compensation expense, net	34	1%	1	—
Special charges, net	100	2%	18	1%

	5,855	158%	3,296	92%

Income (loss) from operations	(2,154)	(58)%	306	8%

Interest expense, net	(406)		(375)
Gain on derivative instruments and hedging activities, net	48		35
Loss on extinguishment of debt	(21)		—
Other, net	—		(3)

	(379)		(343)

Loss before minority interest, income taxes and cumulative effect of accounting change	(2,533)		(37)
Minority interest	25		(11)

Loss before income taxes and cumulative effect of accounting change	(2,508)		(48)
Income tax benefit (expense)	41		(3)

Loss before cumulative effect of accounting change	(2,467)		(51)
Cumulative effect of accounting change, net of tax	(840)		—

Net loss	$(3,307)		$(51)

Revenues. Revenues increased by $99 million, or 3%, from $3.6 billion for the nine months ended September 30, 2003 to $3.7 billion for the nine months ended September 30, 2004. This increase is principally the result of an increase of 330,200 and 24,100 high-speed data and digital video customers, respectively, as well as price increases for video and high-speed data services, and is offset partially by a decrease of 423,500 analog video customers. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed data customers are 259,100 analog video customers, 94,500 digital video customers and 48,200 high-speed data customers related to the Systems Sales. The Systems Sales reduced the increase in revenues by $116 million. Our goal is to increase revenues by stabilizing our analog video customer base, implementing price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services such as telephony using VOIP, VOD, high definition television and digital video recorder service provided to our customers.

Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,
	2004		2003		2004 over 2003
		% of		% of
	Revenues	Revenues	Revenues	Revenues	Change	% Change
Video	$2,534	68%	$2,607	73%	$(73)	(3)%
High-speed data	538	14%	403	11%	135	33%
Advertising sales	205	6%	188	5%	17	9%
Commercial	175	5%	149	4%	26	17%
Other	249	7%	255	7%	(6)	(2)%

	$3,701	100%	$3,602	100%	$99	3%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues decreased by $73 million, or 3%, from $2.6 billion for the nine months ended September 30, 2003 to $2.5 billion for the nine months ended September 30, 2004. Approximately $84 million of the decrease was the result of the Systems Sales, while the offsetting increase of approximately $11 million was primarily the result of price increases and an increase in digital video customers, partially offset by a decline in analog video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $135 million, or 33%, from $403 million for the nine months ended September 30, 2003 to $538 million for the nine months ended September 30, 2004. Approximately 88% of the increase related to the increase in the average number of customers receiving high-speed data services, whereas approximately 12% related to the increase in average price of the service. We were also able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 85% as of September 30, 2003 to 88% as of September 30, 2004 as a result of our system upgrades. The increase in high-speed data revenues was reduced by approximately $9 million as a result of the Systems Sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $17 million, or 9%, from $188 million for the nine months ended September 30, 2003 to $205 million for the nine months ended September 30, 2004, primarily as a result of an increase in national advertising campaigns and election related advertising. The increase in advertising sales was reduced by approximately $5 million as a result of the Systems Sales. For the nine months ended September 30, 2004 and 2003, we received $9 million and $10 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $26 million, or 17%, from $149 million for the nine months ended September 30, 2003 to $175 million for the nine months ended September 30, 2004, primarily as a result of an increase in commercial high-speed data revenues. The increase was reduced by approximately $10 million as a result of the Systems Sales.

Other revenues consist of revenues from franchise fees, telephony revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $6 million, or 2%, from $255 million for the nine months ended September 30, 2003 to $249 million for the nine months ended September 30, 2004. Approximately $8 million of the decrease was the result of the Systems Sales, while the offsetting increase was primarily the result of an increase in home shopping and infomercial revenue.

Operating Expenses. Operating expenses increased $95 million, or 7%, from $1.5 billion for the nine months ended September 30, 2003 to $1.6 billion for the nine months ended September 30, 2004. The increase in operating expenses was reduced by approximately $42 million as a result of the System Sales. Programming costs included in the accompanying condensed consolidated statements of operations were $991 million and $934 million, representing 17% and 28% of total costs and expenses for the nine months ended September 30, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
Programming	$991	27%	$934	26%	$57	6%
Advertising sales	72	2%	65	2%	7	11%
Service	489	13%	458	13%	31	7%

	$1,552	42%	$1,457	41%	$95	7%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels and pay-per-view programming. The increase in programming costs of $57 million, or 6%, for the nine months ended September 30, 2004 over the nine months ended September 30, 2003 was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital video customers, partially offset by decreases in analog video customers. Additionally, the increase in programming costs was reduced by $30 million as a result of the Systems Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $43 million and $47 million for the nine months ended September 30, 2004 and 2003, respectively. Programming costs for the nine months ended September 30, 2004 also include a $5 million reduction related to the settlement of a dispute with TechTV, Inc. See note 15 to the condensed consolidated financial statements.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase because of a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase programming, increased costs for previously discounted programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed data revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased $7 million, or 11%, primarily due to increased salary, benefit and commission costs. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $31 million, or 7%, resulted primarily from additional activity associated with ongoing infrastructure maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $33 million, or 5%, from $702 million for the nine months ended September 30, 2003 to $735 million for the nine months ended September 30, 2004. The increase in selling, general and administrative expenses was reduced by $16 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$636	17%	$622	17%	$14	2%
Marketing	99	3%	80	2%	19	24%

	$735	20%	$702	19%	$33	5%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $14 million, or 2%, resulted primarily from increases in costs associated with our commercial business of $16 million, bad debt expense of $11 million, franchise taxes of $4 million and third party call center costs of $12 million. These increases were partially offset by a decrease in salaries and benefits of $19 million and property taxes of $14 million.

Marketing expenses increased $19 million, or 24%, as a result of an increased investment in marketing and branding campaigns.

Depreciation and Amortization. Depreciation and amortization expense increased by $10 million, or 1%, from $1.10 billion for the nine months ended September 30, 2003 to $1.11 billion for the nine months ended September 30, 2004. The increase in depreciation related to an increase in capital expenditures, which was offset by lower depreciation as the result of the Systems Sales.

Impairment of Franchises. We performed an impairment assessment during the third quarter of 2004 using an independent third-party appraiser. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $2.4 billion impairment charge for the nine months ended September 30, 2004.

(Gain) Loss on Sale of Assets, Net. Gain on sale of assets of $104 million for the nine months ended September 30, 2004 primarily represents the pretax gain realized on the sale of systems to Atlantic Broadband Finance, LLC which closed in March and April 2004. Loss on sale of assets of $23 million for the nine months ended September 30, 2003 primarily represents the loss recognized on the disposition of fixed assets.

Option Compensation Expense, Net. Option compensation expense of $34 million for the nine months ended September 30, 2004 primarily represents the expense of approximately $9 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The exchange offer closed in February 2004. Additionally, during the nine months ended September 30, 2004, we recognized approximately $8 million related to the options granted under the Charter Long-Term Incentive Program and approximately $17 million related to options granted following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Option compensation expense of $1 million for the nine months ended September 30, 2003 primarily represents options expensed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

Special Charges, Net. Special charges of $100 million for the nine months ended September 30, 2004 represents approximately $85 million of the aggregate value of the Charter Class A common stock and warrants to purchase

Charter Class A common stock contemplated to be issued as part of a settlement of the consolidated federal class actions, state derivative actions and federal derivative action lawsuits, approximately $9 million of litigation costs related to the tentative settlement of a South Carolina national class action suit, all of which settlements are subject to final documentation and court approval and approximately $9 million of severance and related costs of our workforce reduction. Special charges for the nine months ended September 30, 2004 were offset by $3 million received from a third party in settlement of a dispute. Special charges of $18 million for the nine months ended September 30, 2003 represents approximately $23 million of severance and related costs of our workforce reduction partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2004 related to the continued reorganization of our operations.

Interest Expense, Net. Net interest expense increased by $31 million, or 8%, from $375 million for the nine months ended September 30, 2003 to $406 million for the nine months ended September 30, 2004. The increase in net interest expense was a result of an increase in our average borrowing rate from 5.73% in the nine months ended September 30, 2003 to 6.64% in the nine months ended September 30, 2004, partially offset by a decrease of $624 million in average debt outstanding from $8.3 billion for the nine months ended September 30, 2003 to $7.6 billion for the nine months ended September 30, 2004.

Gain on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities increased $13 million from $35 million for the nine months ended September 30, 2003 to $48 million for the nine months ended September 30, 2004. The increase is primarily the result of an increase in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, which increased from a gain of $27 million for the nine months ended September 30, 2003 to a gain of $45 million for the nine months ended September 30, 2004. This was coupled with a decrease in gains on interest rate agreements, as a result of hedge ineffectiveness on designated hedges, which decreased from $8 million for the nine months ended September 30, 2003 to $3 million for the nine months ended September 30, 2004.

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $21 million for the nine months ended September 30, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Communications Operating, LLC (“Charter Operating”) refinancing in April 2004.

Other, Net. Net other expense of $3 million for the nine months ended September 30, 2003 primarily represents losses on equity investments.

Minority Interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, and since June 6, 2003, the pro rata share of the profits and losses of CC VIII, LLC.

Income Tax Benefit (Expense). Income tax benefit of $41 million and income tax expense of $3 million was recognized for the nine months ended September 30, 2004 and 2003, respectively.

The income tax benefit recognized in the nine months ended September 30, 2004 was directly related to the impairment of franchises as discussed above. We do not expect to recognize a similar benefit associated with the impairment of franchises in future periods. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results. The income tax expense recognized in the nine months ended September 30, 2003 represents increases in the deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

Cumulative Effect of Accounting Change, Net of Tax. Cumulative effect of accounting change of $840 million (net of minority interest effects of $19 million and tax effects of $16 million) in 2004 represents the impairment charge recorded as a result of our adoption of Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets.

Net Loss. Net loss increased by $3.3 billion, from $51 million for the nine months ended September 30, 2003 to $3.3 billion for the nine months ended September 30, 2004 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund capital expenditures, distributions to our parent companies, debt service costs and ongoing operations. We have historically funded our operating activities, capital requirements and debt service costs through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, borrowings from our parent companies, issuances of debt securities and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2004, approximately 67% of our funding requirements were met from cash flows from operating activities and 33% from proceeds from the sale of systems. This gives effect to the use of proceeds from the sale of systems, described below, to repay long-term debt. For the nine months ended September 30, 2004, net cash flows used in financing activities were $897 million, reflecting a net repayment of $334 million of debt. Additionally, we increased cash on hand by $6 million to $91 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt markets and our ability to generate cash flows from operating activities.

In the fourth quarter of 2004, $7.5 million of our debt will mature and an additional $30 million of our debt will mature in each of 2005 and 2006. In addition, the Charter Operating credit facilities require the CC V Holdings, LLC notes to be redeemed within 45 days after the Charter Holdings leverage ratio discussed below is determined to be below 8.75 to 1.0.

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. We expect that cash on hand, cash flows from operating activities and the amounts available under our credit facilities will be adequate to meet our cash needs in 2004. Our borrowing availability under the credit facilities totaled $957 million as of September 30, 2004, none of which was restricted due to covenants. See “— Certain Trends and Uncertainties — Restrictive Covenants.”

The Charter Operating credit facilities are subject to certain restrictive covenants, some of which require us to achieve specified operating results. As of September 30, 2004, we were and, as of the date of this report, we are in compliance with the covenants under our credit facilities and our indentures, and we expect to remain in compliance with those covenants throughout 2004. If our operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing our debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur.

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations. Charter’s ability to make interest payments on its convertible senior notes, and, in 2005 and 2006, to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries, including CCH II, CCO Holdings and Charter Operating. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes, however, restrict these entities and their subsidiaries from making distributions to their parent companies (including Charter and Charter Holdco) for payment of principal on Charter’s convertible senior notes, in each case unless there is no default under the applicable indenture and a specified leverage ratio test is met. In addition, each of CCH II, CCO Holdings and Charter Operating must independently assess whether such payments or distributions are advisable. CCH II, CCO Holdings and Charter Operating currently meet the applicable leverage ratio test under each of their respective indentures, and therefore are not currently prohibited from making any such distributions to their respective direct parent.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings could incur additional debt under a leverage ratio test of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended September 30, 2004, there were no defaults under the Charter Holdings indentures and the other specified tests were met. However, Charter Holdings continued not to meet the leverage ratio test of 8.75 to 1.0 at September 30, 2004. As a result, distributions from Charter Holdings to Charter or Charter Holdco have been restricted and will continue to be restricted until that test is met.

During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Charter does not expect that cash flows from operating activities and amounts available under its credit facilities will be sufficient to fund its operations and permit Charter to satisfy its principal repayment obligations that come due in 2005 and thereafter. In the event that Charter is not able to demonstrate that it has access to liquidity in an amount sufficient to fund its business and to make principal repayment obligations that come due in 2005 and thereafter, Charter and its subsidiaries’ ability to receive an unqualified opinion from an independent registered public accounting firm may be adversely affected. The failure of Charter Operating to receive an unqualified opinion would constitute a default under Charter Operating’s credit facilities. An event of default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which would have a material adverse effect on our consolidated financial condition or results of operations.

As a result of the foregoing, it is likely that Charter or Charter Holdco will require additional funding to repay debt maturing in 2005 and 2006. We understand that Charter is working with its financial advisors to address such funding requirements. However, there can be no assurance that such funding will be available to Charter. Although Mr. Allen and his affiliates have purchased equity from Charter and its subsidiaries in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to Charter or its subsidiaries in the future.

In the past, our parent companies have accessed the equity and high-yield debt markets as a source of capital to fund their subsidiaries’ operations. We believe that our parent companies’ continued access to the debt markets will depend on market conditions in light of, among other things, their significant levels of debt, their debt ratings, general economic conditions, and the business condition of the cable, telecommunications and technology industry. If they are unable to raise the required capital on reasonable terms, our parent companies could elect to cause us to distribute or otherwise pay to them (to the extent available and permitted by the indenture governing our notes) the necessary funds to pay principal and interest amounts due on Charter’s, Charter Holdings’ or CCH II’s debt, which could negatively impact our liquidity.

On March 1, 2004, we closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. We closed on the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. Subject to post closing contractual adjustments, we expect the total net proceeds from the sale of all of these systems to be approximately $733 million, of which $5 million is currently held in an indemnity escrow account (with the unused portion thereof to be released by March 1, 2005). The proceeds received to date have been used to repay a portion of our credit facilities.

Long-Term Debt

As of September 30, 2004 and December 31, 2003, long-term debt totaled approximately $7.6 billion and $8.0 billion, respectively. This debt was comprised of approximately $5.4 billion and $7.2 billion of credit facility debt, and $2.2 billion and $729 million principal amount of high-yield notes at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004 and December 31, 2003, the weighted average interest rate on the credit facility debt was approximately 6.6% and 5.4%, respectively, and the weighted average interest rate on the high-yield notes was approximately 8.5% and 9.4%, respectively, resulting in a blended weighted average interest rate of 7.2% and 5.6%, respectively. Approximately 64% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2004 compared to approximately 52% at December 31, 2003.

April 2004 Charter Operating Notes. In April 2004, CCO Holdings’ subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., jointly issued $1.1 billion of 8% senior second lien notes due 2012 and $400 million of 8 3/8% senior second lien notes due 2014, for total gross proceeds of $1.5 billion. These notes are structurally senior to the notes of Charter, Charter Holdings, CCH II and CCO Holdings and rank equally with all other current or future unsubordinated obligations of Charter Operating. The Charter Operating notes are structurally subordinated to all obligations of Charter Operating’s subsidiaries, including Charter Operating’s credit facilities described below.

At any time prior to April 30, 2007, the issuers of the 8% senior second lien notes may redeem, on a pro rata basis, up to 35% of the total original principal amount of these notes with proceeds from public equity sales at a redemption price equal to 108% of the principal amount thereof, plus any accrued and unpaid interest. Interest on the $1.1 billion 8% senior second lien notes accrues at 8% per year and is payable semi-annually in arrears on each April 30 and October 30, commencing on October 30, 2004.

At any time prior to April 30, 2007, the issuers of the 8 3/8% senior second lien notes may redeem, on a pro rata basis, up to 35% of the total original principal amount of these notes with proceeds from public equity sales at a redemption price equal to 108.375% of the principal amount thereof, plus any accrued and unpaid interest. In addition, Charter Operating may redeem all or any portion of these notes on or after April 30, 2009, at an initial purchase price equal to 104.188% of the outstanding principal amount redeemed, declining ratably to 100% for redemptions on or after April 30, 2012, plus any accrued and unpaid interest. Interest on the $400 million 8 3/8% senior second lien notes accrues at 8 3/8% per year and is payable semi-annually in arrears on each April 30 and October 30, commencing on October 30, 2004.

In the event of specified change of control events, Charter Operating must offer to purchase the outstanding Charter Operating senior second lien notes at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

Until the guarantee and pledge date (as defined in the indenture governing the Charter Operating notes, generally the fifth business day after the Charter Holdings leverage ratio is certified to be below 8.75 to 1.0), the Charter Operating notes are secured by a second-priority lien on substantially all of Charter Operating’s assets that secure the obligations of Charter Operating under the Charter Operating credit facilities and specified related obligations. The collateral consists of substantially all of Charter Operating’s direct assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

On and after the guarantee and pledge date, the collateral for the Charter Operating notes will consist of all of Charter Operating’s and its subsidiaries’ assets that secure the obligations of Charter Operating or any subsidiary of Charter Operating with respect to the Charter Operating credit facility and the related obligations or certain other indebtedness on such date. It is currently contemplated that, as of the guarantee and pledge date, such collateral will consist of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings) in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

In addition, within a time frame specified under the Charter Operating credit facilities, Charter Operating will be required to redeem or cause to be redeemed in full the notes outstanding under the CC V Holdings, LLC indenture. In addition, when Charter Operating or its subsidiaries exercise any option to redeem in full the notes outstanding under the Renaissance Media Group, LLC (“Renaissance”) or CC V Holdings, LLC indentures, then, provided that the leverage ratio test remains satisfied, the Renaissance or CC V Holdings, LLC entities will be required to guarantee the Charter Operating credit facilities and the related obligations and to secure those guarantees with first-priority liens, and to guarantee the notes and to secure the Charter Operating senior second lien notes with second-priority liens, on substantially all of their assets in which security interests may be perfected under the Uniform

Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

Charter Operating Credit Facilities. In April 2004, the Charter Operating credit facilities were amended and restated concurrently with the sale of $1.5 billion senior second lien notes described above, among other things, to defer maturities and increase availability under these facilities and to enable Charter Operating to acquire the interests of the lenders under the CC VI Operating Company, LLC (“CC VI Operating”), CC VIII Operating, LLC (“CC VIII Operating”) and the Falcon Cable Communications, LLC (“Falcon Cable”) credit facilities. The Charter Operating credit facilities increased the availability from $5.1 billion to $6.5 billion and provide for two term facilities, one with a total principal amount of $2.0 billion, of which 12.5% matures in 2007, 30% matures in 2008, 37.5% matures in 2009 and 20% matures in 2010 (Term A); and one with a total principal amount of $3.0 billion, which is repayable in 27 equal quarterly installments aggregating in each loan year to approximately $30 million, with the remaining balance due at final maturity in 2011 (Term B). The amended and restated Charter Operating credit facilities also provide for a revolving credit facility, in a total amount of $1.5 billion, with a maturity date in 2010. Amounts under the amended and restated Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 3.00% for the Term A and revolving credit facilities and up to 3.25% for the Term B credit facility, and for base rate loans, up to 2.00% for the Term A facility and revolving credit facilities and up to 2.25% for the Term B credit facility. A quarterly commitment fee of up to 0.75% is payable on the unused balance of the revolving credit facility.

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

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter Operating senior second lien notes, the CCO Holdings senior notes, the CCH II senior notes, the Charter Holdings senior notes and Charter’s convertible senior notes, provided that, among other things, no default has occurred and is continuing under the amended and restated Charter Operating credit facilities. Conditions to future borrowings include the absence of a default or an event of default under the amended and restated Charter Operating credit facilities and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2003 of any event, development or circumstance that has had or could reasonably be expected to have a material adverse affect on our business.

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

Charter Operating used the additional borrowings under the credit facilities, together with proceeds from the sale of the Charter Operating senior second lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating, Falcon Cable, and CC VIII Operating, all in concurrent transactions. In addition, Charter Operating was substituted as the lender in place of the banks under those subsidiaries’ credit facilities.

As noted above, our access to capital from our credit facilities is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance. We may not be able to comply with all of these restrictive covenants. If there is an event of default under our credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under certain of our debt obligations, if not waived, may result in the acceleration of those debt obligations, which could in turn result in the acceleration of other debt obligations, and could result in the exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

Historical Operating, Financing and Investing Activities

We held $91 million in cash and cash equivalents as of September 30, 2004 compared to $85 million as of December 31, 2003.

Operating Activities. Net cash provided by operating activities decreased $133 million, or 14%, from $942 million for the nine months ended September 30, 2003 to $809 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, net cash provided by operating activities decreased primarily as a result of changes in operating assets and liabilities that used $57 million more cash during the nine months ended September 30, 2004 than the corresponding period in 2003 and an increase in cash interest expense of $45 million over the corresponding prior period. The change in operating assets and liabilities is primarily the result of the benefit in the nine months ended September 30, 2003 from collection of receivables from programmers related to network launches, while accounts receivable remained essentially flat in the nine months ended September 30, 2004.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2004 was $94 million and net cash used in investing activities for the nine months ended September 30, 2003 was $585 million. Investing activities provided $679 million more cash during the nine months ended September 30, 2004 than the corresponding period in 2003 primarily as a result of proceeds from the sale of certain cable systems to Atlantic Broadband Finance, LLC.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2004 and 2003 was $897 million and $622 million, respectively. The increase in cash used during the nine months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily the result of an increase in net repayments of long-term debt and distributions.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $616 million and $481 million for the nine months ended September 30, 2004 and 2003, respectively. The majority of the capital expenditures for the nine months ended September 30, 2004 and 2003 related to customer premise equipment costs. See the table below for more details.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, equity contributions from our parent companies and borrowings under credit facilities. In addition, during the nine months ended September 30, 2004 and 2003, our liabilities related to capital expenditures decreased $11 million and $102 million, respectively.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the nine months ended September 30, 2004 and 2003 (dollars in millions):

	Nine Months Ended
	September 30,
	2004	2003
Customer premise equipment (a)	$344	$253
Scalable infrastructure (b)	54	35
Line extensions (c)	94	69
Upgrade/Rebuild (d)	28	76
Support capital (e)	96	48

Total capital expenditures (f)	$616	$481

(a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

(b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

(e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

(f)	Represents all capital expenditures made during the three and nine months ended September 30, 2004 and 2003, respectively.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 1 to our Registration Statement on Form S-4 filed on June 4, 2004, that could materially impact our business, results of operations and financial condition.

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

Furthermore, our credit facilities require us to, among other things, maintain specified financial ratios, meet specified financial tests and provide audited financial statements with an unqualified opinion from an independent registered public accounting firm. Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt under the applicable agreement, and in certain cases under other agreements governing our indebtedness. Any default under the credit facilities or indentures applicable to us could adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our publicly held notes and those of our subsidiaries, and our credit facilities. For more information, see the section above entitled “— Liquidity and Capital Resources.”

Parent Company Liquidity Concerns. Our parent companies have a significant amount of debt and may incur additional debt in the future. At September 30, 2004, Charter had approximately $744 million aggregate principal amount of convertible senior notes outstanding, which mature in 2005 and 2006, and Charter Holdings had approximately $8.5 billion aggregate principal amount of senior notes and senior discount notes, some of which mature in 2007 and the remainder of which mature in 2009 through 2012. At September 30, 2004, CCH II had outstanding approximately $1.6 billion of senior notes that mature in 2010. Charter, Charter Holdings and CCH II will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations.

The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes restrict those notes issuers from making distributions to their parent companies (including Charter and Charter Holdco) for payment of principal on parent company notes, in each case unless there is no default under those indentures and a specified leverage ratio test can be met. In addition, each of CCH II, CCO Holdings and Charter Operating must independently assess whether such payments or distributions are advisable. CCH II, CCO Holdings and Charter Operating currently meet the applicable leverage ratio test under each of their respective indentures, and therefore are not currently prohibited from making any such distributions to their respective direct parent.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings could incur additional debt under a leverage ratio test of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended September 30, 2004, there were no defaults under the Charter Holdings indentures and other specified tests were met. However, Charter Holdings continued not to meet the leverage ratio test at September 30, 2004. As a result, distributions from Charter Holdings to Charter Holdco or Charter again have been restricted and will continue to be restricted until that test is met.

Charter currently has sufficient assets to pay interest due on its outstanding convertible senior notes during 2004. However, Charter’s ability to make interest payments, or principal payments at maturity in 2005 and 2006, on its outstanding convertible senior notes is contingent upon it obtaining additional debt and/or equity financing or receiving distributions or other payments from its subsidiaries. Because Charter is our manager, any financial or liquidity problems of Charter could cause serious disruption to our business and have a material adverse effect on our business and results of operations. Any such event could adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under our credit facilities and would require a change of control repurchase offer under our outstanding notes.

Charter does not expect that cash flows from operating activities and amounts available under its credit facilities will be sufficient to fund its operations and permit Charter to satisfy its principal repayment obligations that come due in 2005 and thereafter. In the event that Charter is not able to demonstrate that it has adequate access to liquidity in an amount sufficient to fund its business and to make principal repayment obligations that come due in 2005 and thereafter, Charter and its subsidiaries’ ability to receive an unqualified opinion from an independent registered public accounting firm may be adversely affected. The failure of Charter Operating to receive an unqualified opinion would constitute a default under Charter Operating’s credit facilities. An event of default under the covenants governing any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which would have a material adverse effect on the Company’s consolidated financial condition or results of operations. See “— Long-Term Indebtedness — Change of Control Payments.”

Acceleration of Our Indebtedness. In the event of a default under our credit facilities or notes, our creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our credit facilities and indentures would not permit CCO Holdings’ subsidiaries to distribute funds to CCO Holdings to pay interest or principal on its notes. If the amounts outstanding under such credit facilities or notes are accelerated, all of the debt and liabilities would be payable from the assets of CCO Holdings’ subsidiaries, prior to any distribution of CCO Holdings’ subsidiaries’ assets to pay the interest and principal amounts on CCO Holdings’ notes. In addition, the lenders under our credit facilities could foreclose on their collateral, which includes equity interests in CCO Holdings’ subsidiaries, and they could exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on CCO Holdings’ notes. Additionally, an acceleration or payment default under our credit facilities would cause a cross-default in the indentures governing the Charter Holdings’ notes, CCH II’s notes, our notes, the Charter Operating notes and Charter’s convertible senior notes. Any default under any of our credit facilities or notes might adversely affect the holders of our notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

CCO Holdings’ Notes are Structurally Subordinated to all Liabilities of CCO Holdings’ Subsidiaries. The borrowers and guarantors under the Charter Operating credit facilities and senior second lien notes are indirect subsidiaries of CCO Holdings. A number of CCO Holdings’ subsidiaries are also obligors under other debt instruments, including Charter Operating, which is a co-issuer of senior second lien notes. As of September 30, 2004, our total debt was approximately $7.6 billion, of which $7.1 billion would have been structurally senior to CCO Holdings’ notes. In a liquidation, the lenders under our credit facilities and the holders of the other debt instruments and all other creditors of CCO Holdings’ subsidiaries would have the right to be paid before holders of CCO Holdings’ notes from any of its subsidiaries’ assets.

If Charter caused a subsidiary to make a distribution to enable CCO Holdings to make payments in respect of its notes, and such transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of CCO Holdings’ notes could be required to return the payment to (or for the benefit of) the creditors of CCO Holdings’ subsidiaries. In the event of the bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, such subsidiary may not have sufficient assets remaining to make any payments to us as an equity holder or otherwise and may be restricted by bankruptcy and insolvency laws from making any such payments. The foregoing contractual and legal restrictions could limit our ability to make payments of principal and/or interest to the holders of CCO Holdings’ notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and certain of its directors and officers. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor, which actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each allege that the defendants breached their fiduciary duties. In addition, Charter has recently entered into Memoranda of Understanding setting forth proposed terms of settlement for the above described class actions and derivative suits. Settlement of those actions under the terms of the memoranda is subject to a number of conditions, and there can therefore be no assurance that the actions will be settled on those terms or at all. See “Part II, Item 1. Legal Proceedings.”

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of our accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

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

Moreover, due to the inherent uncertainties of litigation and investigations, and due to the remaining conditions to the finalization of our anticipated settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigation described above could result in substantial potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and Charter’s actions in response to these proceedings, could result in substantial additional defense costs and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

Competition. The industry in which we operate is highly competitive, and has been more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area on a going forward basis.

Local telephone companies and electric utilities can offer video and other services in competition with Charter, and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as telephony and Internet access services, to residential and business customers. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services and marketing efforts to retain customers and combat that loss could have a material negative impact on the value of our business and its performance.

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

Long-Term Indebtedness — Change of Control Payments. We and our parent companies may not have the ability to raise the funds necessary to fulfill the obligations under our and our parent companies’ notes and our credit facilities following a change of control. Under the indentures governing our parent companies’ notes, upon the occurrence of specified change of control events, including certain specified dispositions of stock by Mr. Allen, each such issuer is required to offer to repurchase all of its outstanding notes. However, our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes, and all of the note issuers are limited in their ability to make distributions to their respective parent companies to fund any required repurchase. In addition, a change of control under our credit facilities and indentures governing our notes would require the repayment of borrowings under those credit facilities and indentures. These credit facilities and the notes would have to be repaid by CCO Holdings’ subsidiaries before their assets could be available to CCO Holdings or its parent companies to repurchase CCO Holdings’ and its parents’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes or credit facilities, which could in turn result in a default under its and its parent companies’ indentures and other instruments of indebtedness. See “— Certain Trends and Uncertainties — Parent Company Liquidity Concerns.”

”Variable Interest Rates. At September 30, 2004, excluding the effects of hedging, approximately 71% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2004 and December 31, 2003, the weighted average interest rate on the credit facility debt was approximately 6.6% and 5.4%, respectively, while the weighted average interest rate on the high-yield notes was approximately 8.5% and 9.4%, respectively, resulting in a blended weighted average interest rate of 7.2% and 5.6%, respectively. Approximately 64% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2004 compared to approximately 52% at December 31, 2003.

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

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent, various commercial services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of September 30, 2004, approximately 33% of our current programming contracts have expired or are scheduled to expire by the end of 2004, and approximately another 12% are scheduled to expire by the end of 2005.

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

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. Reductions in operating revenues would likely negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. For example, there has been considerable legislative interest recently in requiring cable operators to offer historically bundled programming services on an á la carte basis.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the FCC were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The FCC is currently conducting a proceeding in which it is considering these channel usage possibilities. In addition, the carriage of new high definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision has been appealed to the United States Supreme Court. However, if it is not reversed, the decision may lead to our having to contribute to the federal government’s universal service fund, to comply with open access requirements, and to subject our high-speed data operations generally to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

CONTINGENCIES

Securities Class Actions and Derivative Suits Against Charter. Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

In October 2002, Charter filed a motion with the Judicial Panel on M ultidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the “Consolidated Federal Class Action” for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and Defendants Charter, Vogel and Allen, the Court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding (described more fully below) setting forth agreements in principle to settle the Consolidated Federal Class Action.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action” was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs in that case alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by plaintiffs. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”, was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged

Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). In exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. As part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. The settlement of each of the lawsuits is conditioned upon, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above, judicial approval of the settlements by the Court following notice to the class, and dismissal of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

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

Indemnification. Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Other Litigation. In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the “South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” A substantively identical case was filed in the Superior Court of Athens — Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, we recorded a special charge of $9 million in our consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens — Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. A hearing to consider final approval of the settlement is scheduled to occur on November 10, 2004. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request.

Outcome. In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Interim Co-Chief Financial Officers concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The index to the exhibits begins on page 47 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC Registrant
	By:	CHARTER COMMUNICATIONS, INC., Sole Manger
Dated: November 12, 2004	By:	/s/ Derek Chang

		Name:	Derek Chang
		Title:	Executive Vice President of Finance and Strategy and Interim Co-Chief Financial Officer (Co-Principal Financial Officer)
	By:	/s/ Paul E. Martin

		Name:	Paul E. Martin
		Title:	Interim Co-Chief Financial Officer, Senior Vice President and Corporate Controller (Co-Principal Financial Officer and Principal Accounting Officer)
CCO HOLDINGS CAPITAL CORP. Registrant
Dated: November 12, 2004	By:	/s/ Derek Chang

		Name:	Derek Chang
		Title:	Executive Vice President of Finance and Strategy and Interim Co-Chief Financial Officer (Co-Principal Financial Officer)
	By:	/s/ Paul E. Martin

		Name:	Paul E. Martin
		Title:	Interim Co-Chief Financial Officer, Senior Vice President and Corporate Controller (Co-Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Separation Agreement and Release for Margaret A. Bellville dated as of September 16, 2004 (Incorporated by reference to Exhibit 10.1 to Charter Communications, Inc.’s quarterly report on Form 10-Q filed on November 4, 2004).
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.3	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Co-Chief Financial Officer).
32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Co-Chief Financial Officer).