Form 10-K
period 2005-12-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2006-03-29
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission File Number: 333-112593
333-112593-01

CCO Holdings, LLC*
CCO Holdings Capital Corp.*
(Exact name of registrants as specified in their charters)

Delaware	86-1067239
Delaware	20-02579004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-0555
(Address of principal executive offices including zip code)	(Registrants’ telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                             Accelerated filer ☐                             Non-accelerated filer ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

All of the issued and outstanding shares of capital stock of CCO Holdings Capital Corp. are held by CCO Holdings, LLC. All of the limited liability company membership interests of CCO Holdings, LLC are held by CCH II, LLC (a wholly owned subsidiary of Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

* CCO Holdings, LLC and CCO Holdings Capital Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and is therefore filing with the reduced disclosure format.

Documents Incorporated By Reference

Neither an Annual Report to security holders, a proxy statement nor a prospectus under Rule 424(b) or (c) are incorporated herewith.

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2005

This annual report on Form 10-K is for the year ended December 31, 2005. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, "we," "us" and "our" refer to CCO Holdings, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading "Business - Focus for 2006," and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate, " "should," "planned," "will," "may," "intend," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our and our parent companies’ ability to be able to provide under the applicable debt instruments such funds (by dividend, investment or otherwise) to the applicable obligor of such debt;

•
our and our parent companies’ ability to comply with all covenants in our and our parent companies’ indentures, bridge loan and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•
our and our parent companies’ ability to pay or refinance debt prior to or when it becomes due and/or to take advantage of market opportunities and market windows to refinance that debt through new issuances, exchange offers or otherwise, including restructuring our and our parent companies’ balance sheet and leverage position;

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services and to maintain and grow a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

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

ii

PART I

Item 1. Business.

Introduction

CCO Holdings, LLC ("CCO Holdings") is a broadband communications company operating in the United States, with approximately 6.16 million customers at December 31, 2005. CCO Holdings Capital Corp. is a wholly-owned subsidiary of CCO Holdings and was formed and exists solely as a co-issuer of the public debt issued with CCO Holdings. CCO Holdings is a direct subsidiary of CCH II, LLC ("CCH II"), which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings"). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. ("Charter"). Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, advanced broadband cable services (such as video on demand ("VOD"), high definition television service and interactive television) and, in some of our markets, telephone service.

At December 31, 2005, we served approximately 5.88 million analog video customers, of which approximately 2.80 million were also digital video customers. We also served approximately 2.20 million high-speed Internet customers (including approximately 253,400 who received only high-speed Internet services). We also provided telephone service to approximately 121,500 customers (including approximately 19,300 who received telephone service only.)

At December 31, 2005, our investment in cable properties, long-term debt and total member’s equity were $15.6 billion, $9.0 billion and $5.0 billion, respectively. Our working capital deficit was $733 million at December 31, 2005. For the year ended December 31, 2005, our revenues and net loss were approximately $5.3 billion and $258 million, respectively.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur on our debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the impairment of our franchise intangibles. We expect that these expenses (other than impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

We are wholly owned by our parent company, CCH II, and indirectly owned by Charter. Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999. Charter is a holding company whose principal assets are, for accounting purposes, an approximate 48% equity interest and a 100% voting interest in Charter Communications Holding Company, LLC ("Charter Holdco"), the direct parent of CCHC, LLC ("CCHC"). Charter's only business is to act as the sole manager of Charter Holdco and its subsidiaries. As sole manager, Charter controls the affairs of Charter Holdco and most of its subsidiaries, including us. Certain of our subsidiaries commenced operations under the "Charter Communications" name in 1994, and our growth through 2001 was primarily due to acquisitions and business combinations. We do not expect to make any significant acquisitions in the foreseeable future, but plan to evaluate opportunities to consolidate our operations through exchanges of cable systems with other cable operators, as they arise. We may also sell certain assets from time to time. Paul G. Allen owns 45% of Charter Holdco through affiliated entities. His membership units are convertible at any time for shares of Charter’s Class A common stock on a one-for-one basis. Paul G. Allen controls Charter with an as-converted common equity interest of approximately 49% and a voting control interest of 90% as of December 31, 2005.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555 and we have a website accessible at www.charter.com. Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this annual report.

Certain Significant Developments in 2005 and 2006

We and our parent companies continue to pursue opportunities to improve our and our parent companies’ liquidity. Our and our parent companies’ efforts in this regard have resulted in the completion of a number of financing transactions in 2005 and 2006, as follows:

•	the January 2006 sale by our parent companies, CCH II and CCH II Capital Corp., of an additional $450 million principal amount of their 10.250% senior notes due 2010;
•	the October 2005 entry by us into a $600 million senior bridge loan agreement with various lenders (which was reduced to $435 million as a result of the issuance of the CCH II notes);
•
the September 2005 exchange by our direct and indirect parent companies, Charter Holdings, CCH I, LLC ("CCH I") and CCH I Holdings, LLC ("CIH"), of approximately $6.8 billion in total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities;

•	the August 2005 sale of $300 million of our 8 ¾% senior notes due 2013;
•	the March and June 2005 issuance of $333 million of Charter Communications Operating, LLC ("Charter Operating") notes in exchange for $346 million of Charter Holdings notes;
•	the repurchase during 2005 of $136 million of Charter’s 4.75% convertible senior notes due 2006 leaving $20 million in principal amount outstanding; and
•	the March 2005 redemption of all of CC V Holdings, LLC’s outstanding 11.875% senior discount notes due 2008 at a total cost of $122 million.

Recent Events

Asset Sales

On February 28, 2006, Charter announced the signing of two separate definitive agreements to sell certain cable television systems serving a total of approximately 316,000 analog video customers, including 142,000 digital video customers and 91,000 high-speed Internet customers in West Virginia, Virginia, Illinois and Kentucky for a total of approximately $896 million. The closings of these transactions are expected to occur in the third quarter of 2006. Under the terms of the bridge loan, bridge availability will be reduced by the proceeds of asset sales. We expect to use the net proceeds from the asset sales to repay (but not reduce permanently) amounts outstanding under our revolving credit facility and that the asset sale proceeds, along with other existing sources of funds, will provide additional liquidity supplementing our cash availability in 2006 and beyond.

Appointment of New Executive Vice President and Chief Financial Officer

Jeffrey T. Fisher, 43, has been appointed to the position of Executive Vice President and Chief Financial Officer of Charter, effective February 6, 2006. Mr. Fisher succeeds the Interim Chief Financial Officer, Paul E. Martin, who has indicated his intention to continue as Charter’s Senior Vice President, Principal Accounting Officer and Corporate Controller until at least March 31, 2006.

CCH II, LLC Note Offering

On January 30, 2006, our parent companies, CCH II and CCH II Capital Corp., issued an additional $450 million principal amount of 10.250% senior notes due 2010, the proceeds of which were provided, directly or indirectly, to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities. As a result of the offering of these notes, availability under the bridge loan has been reduced to $435 million.

Focus for 2006

Our strategy is to leverage the capacity and the capabilities of our broadband network to become the premier provider of in-home entertainment and communications services in the communities we serve. By offering excellent value and variety to our customers through creative product bundles, strategic pricing and packaging of all our products and services, our goal is to increase profitable revenues that will enable us to maximize return on our invested capital.

Building on the foundation established throughout 2005, in 2006, we will strive toward:

•	improving the end-to-end customer experience and increasing customer loyalty;
•	growing sales and retention for all our products and services; and
•	driving operating and capital effectiveness.

The Customer Experience

Providing superior customer service is an essential element of our fundamental business strategy. We strive to continually improve the end-to-end customer experience and increase customer loyalty by effectively managing our customer care contact centers in alignment with technical operations. We are seeking to instill a customer-service-oriented culture throughout the organization and will continue to focus on excellence by pursuing further improvements in customer service, technical operations, sales and marketing.

We are dedicated to fostering strong relationships and making not only financial investments, but the investment of time and effort to strengthen the communities we serve. We have developed programs and initiatives that provide valuable television time to groups and organizations over our cable networks.

Sales and Retention

Providing desirable products and services and investing in profitable marketing programs are major components of our sales strategy. Bundling services, combining two or more services for one discounted price, is fundamental to our marketing strategy. We believe that combining our products into bundled offerings provides value to our customers that distinguishes us from the competition. We believe bundled offerings increase penetration of all our products and services and improves customer retention and perception. Through targeted marketing of bundled services, we will pursue growth in our customer base and improvements in customer satisfaction. Targeted marketing also promotes the appropriate matching of services with customer needs leading to improved retention of existing customers and lower bad debt expense.

Expanding telephone service to additional markets and achieving increased telephone service penetration will be a high priority in 2006 and will be important to revenue growth. We plan to add enhancements to our high-speed Internet service to provide customers the best possible Internet experience. Our digital video platform enables us to provide customers advanced video products and services such as VOD, high-definition television and digital video recorder ("DVR") service. We will also continue to explore additional product and service offerings to complement and enhance our existing offerings and generate profitable revenue growth.

In addition to the focus on our primary residential customer base, we will strive to expand the marketing of our video and high-speed Internet services to the business community and introduce telephone service, which we believe has growth potential.

Operating and Capital Effectiveness

We plan to further capitalize on initiatives launched during 2005 to continue to drive operating and capital effectiveness. Specifically, additional improvements in work force management will enhance the efficient operation of our customer care centers and technical operations functions. We will continue to place the highest priority for capital spending on revenue-generating initiatives such as telephone deployment.

With over 92% of our homes passed having bandwidth of 550 megahertz or higher, we believe our broadband network provides the infrastructure to deliver the products and services today’s consumer desires. In 2005 we invested in programs and initiatives to improve all aspects of operations, and going forward we will seek to capitalize on that solid foundation. We plan to leverage both our broadband network and prior investments in operational efficiencies to generate profitable revenue growth.

Through our targeted marketing strategy, we plan to meet the needs of our current customers and potential customers with desirable, value-based offerings. We will seek to capitalize on the capabilities of our broadband network in order to bring innovative products and services to the marketplace.  Our employees are dedicated to our customer-first philosophy, and we will strive to support their continued professional growth and development, providing the right tools and training necessary to accomplish our goals. We believe our strategy differentiates us from the competition and plan to enhance our ability to continue to grow our broadband operations in the communities we serve.

Item 1A. Risk Factors.

Risks Related to Significant Indebtedness of Us and Our Parent Companies

We may not generate (or, in general, we and our parent companies may not have available to the applicable obligor) sufficient cash flow or have access to additional external liquidity sources to fund our capital expenditures, ongoing operations and our and our parent companies’ debt obligations.

Our ability to service our and our parent companies’ debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate cash flow and our and our parent companies’ access to additional external liquidity sources, and in general our and our parent companies’ ability to provide (by dividend or otherwise), such funds to the applicable issuer of the debt obligation. Our ability to generate cash flow is dependent on many factors, including:

•	our future operating performance;

•	the demand for our products and services;

•	general economic conditions and conditions affecting customer and advertiser spending;

•	competition and our ability to stabilize customer losses; and

•	legal and regulatory factors affecting our business.

Some of these factors are beyond our control. If we and our parent companies are unable to generate sufficient cash flow and/or access additional external liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges or fund our and our parent companies’ other liquidity and capital needs. Although our parent companies, CCH II and CCH II Capital Corp., recently sold $450 million principal amount of 10.250% senior notes due 2010, we or our parent companies may not be able to access additional sources of external liquidity on similar terms, if at all. We believe that cash flows from operating activities and amounts available under our credit facilities and bridge loan will not be sufficient to fund our operations and satisfy our and our parent companies’ interest payment and principal repayment obligations in 2007 and beyond. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Additionally, franchise valuations performed in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, are based on the projected cash flows derived by selling products and services to new customers in future periods. Declines in future cash flows could result in lower valuations which in turn may result in impairments to the franchise assets in our financial statements.

We may not be able to access funds under our credit facilities or bridge loan if we fail to satisfy the covenant restrictions in the credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service our and our parent company debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $553 million as of December 31, 2005, none of which was limited by financial covenants that may from time to time in the future limit the availability of funds. Although as of January 2, 2006 we had additional borrowing availability of $600 million under the bridge loan (which was reduced to $435 million as a result of the issuance of the CCH II notes), such availability is subject to the satisfaction of certain conditions, including the satisfaction of certain of the conditions to borrowing under the credit facilities.

An event of default under the credit facilities, bridge loan or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, other debt obligations of us and our parent companies. Such acceleration could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities, such as the failure to maintain the applicable required financial ratios, would prevent additional borrowing under our credit facilities, which could materially adversely affect our ability to operate our business and to make payments under our and our parent companies’ debt instruments. Likewise, the failure to satisfy the conditions to borrowing under the bridge loan would prevent any borrowing thereunder, which could materially adversely affect our ability to operate our business and to make payments under our and our parent companies’ debt instruments.

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiaries’ debt instruments limit their ability to provide funds to us.

Our sole assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make distributions to us is subject to their compliance with the terms of their credit facilities and indentures. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities. Two of our subsidiaries are also obligors under other senior high yield notes. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Covenants." Our notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries. As of December 31, 2005, our total debt was approximately $9.0 billion, of which $7.7 billion was structurally senior to the CCO Holdings notes.

In the event of bankruptcy, liquidation or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to us as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating’s credit facilities and the holders of our subsidiaries’ other debt instruments will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
Paul G. Allen, as an indirect holder of preferred membership interests in our subsidiary, CC VIII would have a claim on a portion of its assets that would reduce the amounts available for repayment to holders of our outstanding notes.

In addition, our outstanding notes are unsecured and therefore will be effectively subordinated in right of payment to all existing and future secured debt we may incur to the extent of the value of the assets securing such debt. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt" for a summary of our outstanding indebtedness and a description of the Charter Operating credit facilities and other indebtedness.

Any failure by our direct and indirect parent companies to satisfy their substantial debt obligations could have a material adverse effect on us.

Because Charter is our sole manager and because we are indirectly or directly wholly owned by Charter Holdings, CIH, CCH I and CCH II, their financial or liquidity problems could cause serious disruption to our business and could have a material adverse effect on our operations and results. A failure by any of our parent companies to satisfy their debt payment obligations or a bankruptcy filing by any of our parent companies would give the lenders under the Charter Operating credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indentures governing our outstanding notes. In addition, if any of our parent companies were to default under its debt obligations and that default were to result in a change of control of any of them (whether through a bankruptcy, receivership or other reorganization, or otherwise), such a change of control could result in an event of default under the Charter Operating credit facilities and our outstanding notes and require a change of control repurchase offer under our and our parent companies’ outstanding notes.

Furthermore, the Charter Operating credit facilities provide that an event of default would occur if certain of Charter Operating’s parent companies have indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to its final maturity. Our and our parent company indebtedness subject to this provision will mature in 2010 and 2011, respectively. Our and our parent company’s inability to refinance or repay our and our parent company’s indebtedness would result in a default under the Charter Operating credit facilities.

We and our parent companies have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future.

As of December 31, 2005, our parent companies had approximately $883 million aggregate principal amount of convertible notes outstanding, $20 million of which mature in 2006, and approximately $9.4 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $684 million and $8.6 billion maturing in 2007, 2008, 2009 and thereafter, respectively. Our parent companies will need to raise additional capital and/or receive distributions or payments from us in order to satisfy their debt obligations beyond 2006. However, because of their significant indebtedness, our and our parent companies’ ability to raise additional capital at reasonable rates or at all is uncertain, and our and our parent companies’ ability to make distributions or payments to our and their parent companies is subject to availability of funds and restrictions under our applicable debt instruments as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt." If we or our parent companies were to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest to which they are contractually entitled.

Our and our parent companies’ significant amounts of debt could have other important consequences. For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to payments on our and our parent companies’ debt, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries and the economy at large;

•	place us at a disadvantage as compared to our competitors that have proportionately less debt;

•	make us vulnerable to interest rate increases, because a significant portion of our borrowings are, and will continue to be, at variable rates of interest;

•	expose us to increased interest expense as we refinance all existing lower interest rate instruments;

•	adversely affect our relationship with customers and suppliers;

•	limit our and our parent companies’ ability to borrow additional funds in the future, if we need them, due to applicable financial and restrictive covenants in our and our parent companies’ debt; and

•
make it more difficult for us to satisfy our obligations to the holders of our notes and to the lenders under our credit facilities and the bridge loan as well as our parent companies’ ability to satisfy their obligations to their noteholders.

A default by us or one of our parent companies under our or its debt obligations could result in the acceleration of those obligations and the obligations under our and our parent companies’ other notes. We and our parent companies may incur substantial additional debt in the future. If current debt levels increase, the related risks that we now face will intensify.

The agreements and instruments governing our debt and the debt of our parent companies contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity.

The Charter Operating credit facilities, the bridge loan and the indentures governing our and our parent companies’ debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity, and therefore could adversely affect our results of operations. These covenants will restrict, among other things, our and our parent companies’ ability to:

•	incur additional debt;

•	repurchase or redeem equity interests and debt;

•	make certain investments or acquisitions;

•	pay dividends or make other distributions;

•	dispose of assets or merge;

•	enter into related party transactions;

•	grant liens and pledge assets.

Furthermore, Charter Operating’s credit facilities require our subsidiaries to, among other things, maintain specified financial ratios, meet specified financial tests and provide audited financial statements, with an unqualified opinion from our independent auditors. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Description of Our Outstanding Debt" for a summary of our outstanding indebtedness and a description of our credit facilities and other indebtedness and for details on our debt covenants and future liquidity. Charter Operating’s ability to comply with these provisions may be affected by events beyond our control.

The breach of any covenants or obligations in our or our parent companies’ indentures, bridge loan or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our and our parent companies’ long-term indebtedness. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources." In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities, the bridge loan, or the indentures governing our or our parent companies’ notes could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes, the bridge loan, and Charter Operating’s credit facilities and other debt of our subsidiaries. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt" for a summary of outstanding indebtedness and a description of credit facilities and other indebtedness.

All of our and our parent companies’ outstanding debt is subject to change of control provisions. We and our parent companies may not have the ability to raise the funds necessary to fulfill our and our parent companies’ obligations under our and our parent companies’ indebtedness following a change of control, which would place us and our parent companies in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ notes, our bridge loan and our credit facilities following a change of control. Under the indentures governing our and our parent companies’ notes, upon the occurrence of specified change of control events, each such issuer is required to offer to repurchase all of its outstanding notes. However, we and our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase. In addition, a change of control under our credit facilities and bridge loan would result in a default under those credit facilities and bridge loan. Because such credit facilities, bridge loan and our subsidiaries’ notes are obligations of us or our subsidiaries, the credit facilities, bridge loan and our subsidiaries’ notes would have to be repaid by our subsidiaries before their assets could be available to us or our parent companies to repurchase our or our parent companies’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of us or our subsidiaries to make a change of control offer or repay the amounts accelerated under their credit facilities and our bridge loan would place us or them in default.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to us or any of our parent companies.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to us or any of our parent companies.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of video customers to direct broadcast satellite competition and further loss of video customers could have a material negative impact on our business.

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including us, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that enable them to begin providing video services, as well as telephone and high bandwidth Internet access services, to residential and business customers and they are now offering such service in limited areas. Some of these telephone companies have obtained, and are now seeking, franchises or operating authorizations that are less burdensome than existing Charter franchises.

The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and Internet services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL and "dial-up". DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers, including VoIP providers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top terminals. Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period. A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have a material adverse effect on our business and financial results.

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

We cannot assure you that our cable systems will allow us to compete effectively. Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer. We cannot predict the extent to which competition may affect our business and operations in the future.

We have a history of net losses and expect to continue to experience net losses. Consequently, we may not have the ability to finance future operations.

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs on our debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and impairment of franchises) will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported losses before cumulative effect of accounting change of $258 million and $2.5 billion for 2005 and 2004, respectively. We reported income before cumulative effect of accounting change of $30 million for 2003. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of December 31, 2005, approximately 15% of our current programming contracts were expired, and approximately another 4% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 7% in 2005 and we expect our programming costs in 2006 to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the year ended December 31, 2005, we spent approximately $1.1 billion on capital expenditures. During 2006, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings or other sources, our growth, financial condition and results of operations could suffer materially.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with unanticipated technological developments, or that we will successfully anticipate the demand of our customers for products and services requiring new technology. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

We may not be able to carry out our strategy to improve operating results by standardizing and streamlining operations and procedures.

In prior years, we experienced rapid growth through acquisitions of a number of cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on our ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition.

Malicious and abusive Internet practices could impair our high-speed Internet services

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as unsolicited mass advertising (i.e., "spam") and dissemination of viruses, worms and other destructive or disruptive software. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers and damage to our or our customers’ equipment and data. Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to us to service our customers and protect our network. Any significant loss of high-speed Internet customers or revenue or significant increase in costs of serving those customers could adversely affect our growth, financial condition and results of operations.

Risks Related to Mr. Allen’s Controlling Position

The failure by Mr. Allen to maintain a minimum voting and economic interest in us could trigger a change of control default under our subsidiary’s credit facilities.

The Charter Operating credit facilities provide that the failure by Mr. Allen to maintain a 35% direct or indirect voting interest in the applicable borrower would result in a change of control default. Such a default could result in the acceleration of repayment of our and our parent companies’ indebtedness, including borrowings under the Charter Operating credit facilities.

Mr. Allen controls us and may have interests that conflict with your interests.

Mr. Allen has the ability to control us. Through his control as of December 31, 2005 of approximately 90% of the voting power of the capital stock of our manager, Charter, Mr. Allen is entitled to elect all but one of Charter’s board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

Mr. Allen is not restricted from investing in, and has invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, high-speed Internet service, telephone or business and financial transactions conducted through broadband interactivity and Internet services. Mr. Allen may also engage in other businesses that compete or may in the future compete with us.

Mr. Allen’s control over our management and affairs could create conflicts of interest if he is faced with decisions that could have different implications for him, us and the holders of our notes. Further, Mr. Allen could effectively cause us to enter into contracts with another entity in which he owns an interest or to decline a transaction into which he (or another entity in which he owns an interest) ultimately enters.

Current and future agreements between us and either Mr. Allen or his affiliates may not be the result of arm’s-length negotiations. Consequently, such agreements may be less favorable to us than agreements that we could otherwise have entered into with unaffiliated third parties.

We are not permitted to engage in any business activity other than the cable transmission of video, audio and data unless Mr. Allen authorizes us to pursue that particular business activity, which could adversely affect our ability to offer new products and services outside of the cable transmission business and to enter into new businesses, and could adversely affect our growth, financial condition and results of operations.

Charter’s certificate of incorporation and Charter Holdco’s limited liability company agreement provide that Charter and Charter Holdco and their subsidiaries, including us and our subsidiaries, cannot engage in any business activity outside the cable transmission business except for specified businesses. This will be the case unless Mr. Allen consents to our engaging in the business activity. The cable transmission business means the business of transmitting video, audio (including telephone services), and data over cable television systems owned, operated or managed by us from time to time. These provisions may limit our ability to take advantage of attractive business opportunities.

The loss of Mr. Allen’s services could adversely affect our ability to manage our business.

Mr. Allen is Chairman of Charter’s board of directors and provides strategic guidance and other services to Charter. If Charter were to lose his services, our growth, financial condition and results of operations could be adversely impacted.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;

•	rules and regulations relating to subscriber privacy;

•	limited rate regulation;

•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;

•	rules for franchise renewals and transfers; and

•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state and local regulation of some of our cable systems, which may compound the regulatory risks we already face. Certain states and localities are considering new telecommunications taxes that could increase operating expenses.

Our cable systems are operated under franchises that are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 11% of our franchises, covering approximately 13% of our analog video customers, were expired as of December 31, 2005. Approximately 7% of additional franchises, covering approximately an additional 9% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

We cannot assure you that we will be able to comply with all significant provisions of our franchise agreements and certain of our franchisors have from time to time alleged that we have not complied with these agreements. Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure you that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect our business in the affected geographic area.

Our cable systems are operated under franchises that are non-exclusive. Accordingly, local franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In addition, certain telephone companies are seeking authority to operate in local communities without first obtaining a local franchise. As a result, competing operators may build systems in areas in which we hold franchises. In some cases municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in at least three states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. At this time, we are not able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of December 31, 2005, we are aware of overbuild situations impacting approximately 6% of our estimated homes passed, and potential overbuild situations in areas servicing approximately an additional 4% of our estimated homes passed. Additional overbuild situations may occur in other systems.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. This additional regulation increases the cost of operating our business. We cannot assure you that the local franchising authorities will not impose new and more restrictive requirements. Local franchising authorities also have the power to reduce rates and order refunds on the rates charged for basic services.

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities. However, the FCC and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our losses would increase.

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis or to at least offer a separately available child-friendly "Family Tier." It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the Supreme Court of the United States. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others. In addition, the favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, as well as cable service, over cable wires attached to utility poles. Any significant increased costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it much less likely that any nondiscriminatory "open access" requirements (which are generally associated with common carrier regulation of "telecommunications services") will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an "information service," rather than a "telecommunications service." This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, we believe that it would impair our ability to use our bandwidth in ways that would generate maximum revenues.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

In 2002, we began to offer voice communications services on a limited basis over our broadband network. We continue to explore development and deployment of Voice over Internet Protocol or VoIP services. The regulatory requirements applicable to VoIP service are unclear although the FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal, state and local licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Furthermore, telecommunications companies generally are subject to significant regulation, including payments to the Federal Universal Service Fund and the intercarrier compensation regime. In addition, pole attachment rates are higher for providers of telecommunications services than for providers of cable service. If there were to be a final legal determination by the FCC, a state Public Utility Commission, or appropriate court that VoIP services are subject to these higher rates, our pole attachment costs could increase significantly, which could adversely affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

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

Historically, our subsidiaries have owned the real property and buildings for our data centers, customer contact centers and our divisional administrative offices. Since early 2003 we have reduced our total real estate portfolio square footage by approximately 17% and have decreased our operating annual lease costs by approximately 30%. In addition, Charter has sold $15 million worth of surplus land and buildings. We plan to continue to reduce costs and excess capacity in this area through consolidation of sites within our system footprints. Our subsidiaries generally have leased space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the real property and building for our principal executive offices.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

We are a party to lawsuits and claims that have arisen in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

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

None.

(D) Recent Sales of Unregistered Securities

During 2005, there were no unregistered sales of securities of CCO Holdings or CCO Holdings Capital Corp. other than those previously reported on a Form 10-Q or Form 8-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to "Item 1A. Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements," which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of CCO Holdings and subsidiaries as of and for the years ended December 31, 2005, 2004 and 2003.

Introduction

We and our parent companies continue to pursue opportunities to improve our and our parent companies’ liquidity. Our and our parent companies’ efforts in this regard have resulted in the completion of a number of financing transactions in 2005 and 2006, as follows:

•	the January 2006 sale by our parent companies, CCH II and CCH II Capital Corp., of an additional $450 million principal amount of their 10.250% senior notes due 2010;
•	the October 2005 entry by us into a $600 million senior bridge loan agreement with various lenders (which was reduced to $435 million as a result of the issuance of the CCH II notes);
•
the September 2005 exchange by our direct and indirect parent companies, Charter Holdings, CCH I and CIH, of approximately $6.8 billion in total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities;

•	the August 2005 sale of $300 million of our 8 3/4% senior notes due 2013;
•	the March and June 2005 issuance of $333 million of Charter Operating notes in exchange for $346 million of Charter Holdings notes;
•	the repurchase during 2005 of $136 million of Charter’s 4.75% convertible senior notes due 2006 leaving $20 million in principal amount outstanding; and
•	the March 2005 redemption of all of CC V Holdings, LLC’s outstanding 11.875% senior discount notes due 2008 at a total cost of $122 million.

During the years 1999 through 2001, we grew significantly, principally through acquisitions of other cable businesses financed by debt and, to a lesser extent, equity. We have no current plans to pursue any significant acquisitions. However, we may pursue exchanges of non-strategic assets or divestitures, such as the sale of cable systems to Atlantic Broadband Finance, LLC. We therefore do not believe that our historical growth rates are accurate indicators of future growth.

The industry's and our most significant operational challenges include competition from DBS providers and DSL service providers. We believe that competition from DBS has resulted in net analog video customer losses and decreased growth rates for digital video customers. Competition from DSL providers combined with limited opportunities to expand our customer base now that approximately 33% of our analog video customers subscribe to our high-speed Internet services has resulted in decreased growth rates for high-speed Internet customers. In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental advanced services such as high-speed Internet, video on demand, digital video recorders and high definition television. We expect to continue to grow revenues through price increases and through continued growth in high-speed Internet and incremental new services including telephone, high definition television, VOD and DVR service.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our credit facilities. We expect we will continue to borrow under our credit facilities from time to time to fund cash needs. The occurrence of an event of default under our credit facilities could result in borrowings from these facilities being unavailable to us and could, in the event of a payment default or acceleration, trigger events of default under our and our parent companies’ outstanding notes and would have a material adverse effect on us. Approximately $30 million of indebtedness under our credit facilities is scheduled to mature during 2006. We expect to fund payment of such indebtedness through borrowings under our revolving credit facilities.

Overview of Operations

Approximately 86% of our revenues for each of the years ended December 31, 2005 and 2004, respectively, are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining 14% of revenue is derived primarily from advertising revenues, franchise fee revenues, which are collected by us but then paid to local franchising authorities, pay-per-view and VOD programming where users are charged a fee for individual programs viewed, installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services. We have increased revenues during the past three years, primarily through the sale of digital video and high-speed Internet services to new and existing customers and price increases on video services offset in part by dispositions of systems. Going forward, our goal is to increase revenues by offsetting video customer losses with price increases and sales of incremental advanced services such as telephone, high-speed Internet, video on demand, digital video recorders and high definition television.

Our success in our efforts to grow revenues and improve margins will be impacted by our ability to compete against companies with easier access to financing, greater personnel resources, greater brand name recognition, long-established relationships with regulatory authorities and customers, and, often fewer regulatory burdens. Additionally, controlling our cost of operations is critical, particularly cable programming costs, which have historically increased at rates in excess of inflation and are expected to continue to increase. We are attempting to control our costs of operations by maintaining strict controls on expenses. More specifically, we are focused on managing our cost structure by managing our workforce to control cost increases and improve productivity, and leveraging our size in purchasing activities.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs, franchise fees and expenses related to customer billings. Our loss from operations decreased from $2.0 billion for year ended December 31, 2004 to income of $343 million for the year ended December 31, 2005. We had a positive operating margin (defined as income (loss) from operations divided by revenues) of 7% and a negative operating margin of 41% for the years ended December 31, 2005 and 2004, respectively. The improvement from a loss from operations and negative operating margin to income from operations and positive operating margin for the year end December 31, 2005 is principally due to the impairment of franchises of $2.4 billion recorded in the third quarter of 2004 which did not recur in 2005. For the year ended December 31, 2003, income from operations was $516 million and for the year ended December 31, 2004, our loss from operations was $2.0 billion. We had a negative operating margin of 41% for the year ended December 31, 2004, whereas for the year ending December 31, 2003, we had positive operating margin of 11%. The decline in income from operations and operating margin for the year end December 31, 2004 is principally due to the impairment of franchises of $2.4 billion recorded in the third quarter of 2004. The year ended December 31, 2004 also includes a gain on the sale of certain cable systems to Atlantic Broadband Finance, LLC which is substantially offset by an increase in option compensation expense and special charges when compared to the year ended December 31, 2003. Although we do not expect charges for impairment in the future of comparable magnitude, potential charges could occur due to changes in market conditions.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur on our debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions):

	Year Ended December 31,
	2005		2004

Revenues	$5,254	100%	$4,977	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,293	44%	2,080	42%
Selling, general and administrative	1,034	20%	971	19%
Depreciation and amortization	1,499	28%	1,495	30%
Impairment of franchises	--	--	2,433	49%
Asset impairment charges	39	1%	--	--
(Gain) loss on sale of assets, net	6	--	(86)	(2)%
Option compensation expense, net	14	--	31	1%
Hurricane asset retirement loss	19	--	--	--
Special charges, net	7	--	104	2%
Unfavorable contracts and other settlements	--	--	(5)	--

	4,911	93%	7,023	141%

Income (loss) from operations	343	7%	(2,046)	(41)%

Interest expense, net	(691)		(560)
Gain on derivative instruments and hedging activities, net	50		69
Loss on extinguishment of debt	(6)		(21)
Other, net	22		3

Loss before minority interest, income taxes and cumulative effect of accounting change	(282)		(2,555)
Minority interest	33		20

Loss before income taxes and cumulative effect of accounting change	(249)		(2,535)

Income tax benefit (expense)	(9)		35

Loss before cumulative effect of
accounting change	(258)		(2,500)
Cumulative effect of accounting change, net of tax	--		(840)

Net loss	$(258)		$(3,340)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  The overall increase in revenues in 2005 compared to 2004 is principally the result of an increase of 312,000 and 121,900 high-speed Internet customers and digital video customers, respectively, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 107,000 analog video customers and $12 million of credits issued to hurricane Katrina and Rita impacted customers related to service outages. We have restored service to our impacted customers. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed Internet customers are 26,800 analog video customers, 12,000 digital video customers and 600 high-speed Internet customers sold in the cable system sales in Texas and

West Virginia, which closed in July 2005. The cable system sales to Atlantic Broadband Finance, LLC, which closed in March and April 2004 and the cable system sales in Texas and West Virginia, which closed in July 2005 (collectively referred to in this section as the "Systems Sales") reduced the increase in revenues by approximately $38 million. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base and increase the number of our customers who purchase bundled services including high-speed Internet, digital video and telephone services, in addition to VOD, high-definition television and DVR services. In addition, we intend to increase revenues by expanding marketing of our services to our commercial customers.

Average monthly revenue per analog video customer increased from $68.02 for the year ended December 31, 2004 to $73.68 for the year ended December 31, 2005 primarily as a result of price increases and incremental revenues from advanced services. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2005		2004		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$3,401	65%	$3,373	68%	$28	1%
High-speed Internet	908	17%	741	15%	167	23%
Telephone	36	1%	18	--	18	100%
Advertising sales	294	6%	289	6%	5	2%
Commercial	279	5%	238	5%	41	17%
Other	336	6%	318	6%	18	6%

	$5,254	100%	$4,977	100%	$277	6%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $108 million of the increase in video revenues was the result of price increases and incremental video revenues from existing customers and approximately $17 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $59 million related to a decrease in analog video customers, approximately $29 million resulting from the System Sales and approximately $9 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages.

Approximately $138 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $35 million related to the increase in average price of the service. The increase was offset by approximately $3 million of credits issued to hurricanes Katrina and Rita impacted customers related to service outages and $3 million resulting from the System Sales.

Revenues from telephone services increased primarily as a result of an increase of 76,100 telephone customers in 2005.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local advertising sales and offset by a decline in national advertising sales. In addition, the increase was offset by a decrease of $1 million as a result of the System Sales. For the years ended December 31, 2005 and 2004, we received $15 million and $16 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues. The increase was reduced by approximately $3 million as a result of the System Sales.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the years ended December 31, 2005 and 2004, franchise fees represented approximately 54% and 52%, respectively, of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $14 million and installation revenue of $8 million offset by a decrease of $2 million in equipment rental and $2 million in processing fees. In addition, other revenues were offset by approximately $2 million as a result of the System Sales.

Operating expenses. The overall increase in operating expenses was reduced by approximately $15 million as a result of the System Sales. Programming costs were $1.4 billion and $1.3 billion, representing 62% and 63% of total operating expenses for the years ended December 31, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2005		2004		2005 over 2004
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change

Programming	$1,417	27%	$1,319	27%	$98	7%
Service	775	15%	663	13%	112	17%
Advertising sales	101	2%	98	2%	3	3%

	$2,293	44%	$2,080	42%	$213	10%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels and pay-per-view programming. The increase in programming was a result of price increases, particularly in sports programming, partially offset by a decrease in analog video customers. Additionally, the increase in programming costs was reduced by $11 million as a result of the Systems Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $42 million and $62 million for the year ended December 31, 2005 and 2004, respectively. Programming costs for the year ended December 31, 2004 also include a $5 million reduction related to the settlement of a dispute with TechTV, Inc., a related party. See Note 21 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity. In 2006, we expect programming costs to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs have resulted in declining operating margins for our video services because we have been unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, cost of providing high-speed Internet and telephone service, maintenance and pole rental expense. The increase in service costs resulted primarily from increased labor and maintenance costs to support improved service levels and our advanced products, increased costs of providing high-speed Internet and telephone service as a result of the increase in these customers and higher fuel prices. The increase in service costs was reduced by $4 million as a result of the System Sales. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased salary, benefit and commission costs.

Selling, general and administrative expenses. The overall increase in selling, general and administrative expenses was reduced by $6 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2005		2004		2005 over 2004
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change

General and administrative	$889	17%	$849	17%	$40	5%
Marketing	145	3%	122	2%	23	19%

	$1,034	20%	$971	19%	$63	6%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses resulted primarily from increases in salaries and benefits of $43 million and professional fees associated with consulting services of $18 million both related to investments to improve service levels in our customer care centers as well as an increase of $13 million in legal and other professional fees offset by decreases in bad debt expense of $17 million related to a reduction in the use of discounted pricing, property taxes of $6 million, property and casualty insurance of $6 million and the System Sales of $6 million.

Marketing expenses increased as a result of an increased investment in targeted marketing campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $4 million in 2005. The increase in depreciation is related to an increase in capital expenditures, which was partially offset by lower depreciation as the result of the Systems Sales and certain assets becoming fully depreciated.

Impairment of franchises. We performed an impairment assessment during the third quarter of 2004. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $2.4 billion impairment charge for the year ended December 31, 2004. Our annual assessment in 2005 did not result in an impairment.

Asset impairment charges. Asset impairment charges for the year ended December 31, 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 4 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

(Gain) loss on sale of assets, net. Loss on sale of assets for the year ended December 31, 2005 primarily represents the loss recognized on the disposition of plant and equipment. Gain on sale of assets for the year ended December 31, 2004 primarily represents the pretax gain of $106 million realized on the sale of systems to Atlantic Broadband Finance, LLC which closed in March and April 2004 offset by losses recognized on the disposition of plant and equipment.

Option compensation expense, net. Option compensation expense decreased $17 million, or 55%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Option compensation expense for the year ended December 31, 2005 primarily represents options expensed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Option compensation expense for the year ended December 31, 2004 primarily represents $22 million related to options expensed in accordance with SFAS No. 123. The decrease in option compensation expense is primarily the result of a decrease in the fair value of options granted related to a decrease in the price of Charter’s Class A common stock combined with a decrease in the number of options granted. Additionally, during the year ended December 31, 2004, we expensed approximately $8 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash.  See Note 17 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding our option compensation plans.

Hurricane asset retirement loss. Hurricane asset retirement loss represents the loss associated with the write-off of the net book value of assets destroyed by hurricanes Katrina and Rita in the third quarter of 2005.

Special charges, net. Special charges for the year ended December 31, 2005 represent approximately $6 million of severance and related costs of our management realignment and $1 million related to legal settlements. Special charges for the year ended December 31, 2004 represents approximately $85 million as part of a settlement of the consolidated federal class actions, state derivative actions and federal derivative action lawsuits, approximately $10 million of litigation costs related to the settlement of a 2004 national class action suit (see Note 22 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data") and approximately $12 million of severance and related costs of our workforce reduction and realignment. Special charges for the year ended December 31, 2004 were offset by $3 million received from a third party in settlement of a dispute.

Unfavorable contracts and other settlements. Unfavorable contracts and other settlements for the year ended December 31, 2004 relates to changes in estimated legal reserves established in connection with prior business combinations, which based on an evaluation of current facts and circumstances, are no longer required.

Interest expense, net. Net interest expense increased by $131 million, or 23%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in net interest expense was a result of an increase in our average borrowing rate from 6.79% in the year ended December 31, 2004 to 7.61% in the year ended December 31, 2005 and an increase of $753 million in average debt outstanding from $7.8 billion in 2004 to $8.5 billion in 2005.

Gain on derivative instruments and hedging activities, net. Net gain on derivative instruments and hedging activities decreased $19 million in the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease is primarily the result of a decrease in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which decreased from a gain of $65 million for the year ended December 31, 2004 to $47 million for the year ended December 31, 2005. This was coupled with a decrease in gains on interest rate agreements, as a result of hedge ineffectiveness on designated hedges, which decreased from $4 million for the year ended December 31, 2004 to $3 million for the year ended December 31, 2005.

Loss on extinguishment of debt. Loss on extinguishment of debt for the year ended December 31, 2005 primarily represents losses related to the redemption of our subsidiary’s CC V Holdings, LLC 11.875% notes due 2008. See Note 9 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data." Loss on extinguishment of debt for the year ended December 31, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Communications Operating refinancing in April 2004.

Other, net. Net other income for the year ended December 31, 2005 represents the gain realized on an exchange of our interest in an equity investee for an investment in a larger enterprise. Net other income for the year ended December 31, 2004 represents gains realized on equity investments.

Minority interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, and the pro rata share of the profits and losses of CC VIII, LLC.

Income tax benefit (expense). Income tax expense for the year ended December 31, 2005 was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries. Income tax benefit for the year ended December 31, 2004 was directly related to the impairment of franchises. The deferred tax liabilities of our indirect corporate subsidiaries decreased as a result of the write-down of franchise assets for financial statement purposes. We do not expect to recognize a similar benefit associated with the impairment of franchises in future periods. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

Cumulative effect of accounting change, net of tax. Cumulative effect of accounting change of $840 million (net of minority interest effects of $19 million and tax effects of $16 million) in 2004 represents the impairment charge recorded as a result of our adoption of Topic D-108.

Net loss. Net loss decreased by $3.1 billion in 2005 compared to 2004 as a result of the factors described above. The impact to net loss in 2005 of the asset impairment charges and extinguishment of debt was to increase net loss by approximately $45 million. The impact to net loss in 2004 of the impairment of franchises and cumulative effect of accounting change was to increase net loss by approximately $3.0 billion.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

In 2006, $30 million of our debt matures, and in 2007, an additional $280 million matures. In 2008 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Recent Financing Transactions

In October 2005, we entered into a senior bridge loan agreement with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders committed to make loans to us in an aggregate amount of $600 million. Upon the issuance of $450 million of CCH II notes discussed below, the commitment under the bridge loan was reduced to $435 million. We may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the bridge loan.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2005, we generated $1.0 billion of net cash flows from operating activities after paying cash interest of $650 million. In addition, the Company used $1.1 billion for purchases of property, plant and equipment. Finally, we used $574 million of net cash flows in financing activities. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our and our parent companies’ access to the debt markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently consider unannounced future asset sales as a significant source of liquidity.

We expect that cash on hand, cash flows from operating activities and the amounts available under our credit facilities and bridge loan will be adequate to meet our and our parent companies’ cash needs in 2006. We believe that cash flows from operating activities and amounts available under our credit facilities and bridge loan will not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2007 and beyond. We have been advised that Charter is working with its financial advisors to address these funding requirements. However, there can be no assurance that such funding will be available to us or our parent companies. In addition, Mr. Allen, Charter’s Chairman and controlling shareholder, and his affiliates are not obligated to purchase equity from, contribute to or loan funds to us or our parent companies.

Debt Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities and bridge loan. The Charter Operating credit facilities, along with our indentures and bridge loan, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of December 31, 2005, we are in compliance with the covenants under our indentures, bridge loan and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of December 31, 2005, our potential availability under our credit facilities totaled approximately $553 million, none of which was limited by covenants. In addition, as of January 2, 2006 we had additional borrowing availability of $600 million under the bridge loan (which was reduced to $435 million as a result of the issuance of the CCH II notes). Continued access to our credit facilities and bridge loan is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non compliance occur, funding under the credit facilities and bridge loan may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations. A failure by Charter Holdings, CIH, CCH I or CCH II to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH, CCH I or CCH II would give the lenders under our credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing our notes.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $20 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us. During 2005, we distributed $925 million of cash to CCH II of which $60 million was subsequently distributed to Charter Holdco. As of December 31, 2005, Charter Holdco was owed $22 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $98 million of governmental securities pledged as security for the next four scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

As of December 31, 2005, Charter Holdings, CIH, CCH I and CCH II had approximately $9.4 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $684 million and $8.6 billion maturing in 2007, 2008, 2009 and thereafter, respectively. Charter, Charter Holdings, CIH, CCH I and CCH II will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations. However, because of their significant indebtedness, our ability and the ability of our parent companies to raise additional capital at reasonable rates or at all is uncertain.

Distributions by Charter’s subsidiaries to a parent company (including Charter, CCHC, Charter Holdco, Charter Holdings, CIH, CCH I and CCH II) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of Charter’s convertible senior notes, other specified tests are met. For the quarter ended December 31, 2005, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on December 31, 2005 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of such distribution. Distributions by Charter Operating and CCO Holdings for payment of principal on parent company notes are further restricted by the covenants in the credit facilities and bridge loan, respectively.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures. However, distributions for payment of interest on Charter’s convertible senior notes are further limited to when each applicable subsidiary’s leverage ratio test is met and other specified tests are met. There can be no assurance that they will satisfy these tests at the time of such distribution.

On January 30, 2006, our parent companies, CCH II and CCH II Capital Corp., issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to us. We used such funds to reduce borrowings, but not commitments, under the revolving portion of our credit facilities.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities. Holders of Charter Holdings notes due in 2009 and 2010 exchanged $3.4 billion principal amount of notes for $2.9 billion principal amount of new 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011 and 2012 exchanged $845 million principal amount of notes for $662 million principal amount of 11% CCH I notes due 2015. In addition, holders of Charter Holdings notes due 2011 and 2012 exchanged $2.5 billion principal amount of notes for $2.5 billion principal amount of various series of new CIH notes. Each series of new CIH notes has the same interest rate and provisions for payment of cash interest as the series of old Charter Holdings notes for which such CIH notes were exchanged. In addition, the maturities for each series were extended three years.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2005, there was no default under Charter Holdings’ indentures and Charter Holdings met its leverage ratio test based on December 31, 2005 financial results. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of such distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

Our ability to incur additional debt may be limited by the restrictive covenants in our indentures, bridge loan and credit facilities. No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition or other unfavorable events. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities and bridge loan or through additional debt or equity financings, we would consider:

•	issuing equity at a parent company level, the proceeds of which could be loaned or contributed to us;

•	issuing debt securities that may have structural or other priority over our existing notes;

•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue;

•	selling assets; or

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions.

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

Issuance of Charter Operating Notes in Exchange for Charter Holdings Notes

In March and June 2005, our subsidiary, Charter Operating, consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007.

Sale of Assets

In July 2005, we closed the sale of certain cable systems in Texas and West Virginia and closed the sale of an additional cable system in Nebraska in October 2005 for a total sales price of approximately $37 million, representing a total of 33,000 analog video customers.

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

Acquisition

In January 2006, we closed the purchase of certain cable systems in Minnesota from Seren Innovations, Inc. We acquired approximately 18,900 analog video customers and 14,800 telephone customers for a total purchase price of approximately $43 million.

Summary of Outstanding Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2005 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$9,028	$30	$1,024	$2,541	$5,433
Long-Term Debt Interest Payments (2)	3,410	581	1,150	1,068	611
Payments on Interest Rate Instruments (3)	18	8	10	--	--
Capital and Operating Lease Obligations (1)	94	20	27	23	24
Programming Minimum Commitments (4)	1,253	342	678	233	--
Other (5)	301	146	70	42	43

Total	$14,104	$1,127	$2,959	$3,907	$6,111

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2005. Refer to Notes 9 and 22 to our accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for a description of our long-term debt and other contractual obligations and commitments.

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2005 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2005. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
Represents amounts we will be required to pay under our interest rate hedge agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2005.

(4)
We pay programming fees under multi-year contracts ranging from three to ten years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $1.4 billion and $1.3 billion for the years ended December 31, 2005 and 2004, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(5)	"Other" represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We also rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2005 and 2004, was $46 million and $43 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. We also pay other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $170 million and $164 million for the years ended December 31, 2005 and 2004, respectively.

•
We also have $165 million in letters of credit, primarily to our various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount we may borrow under our credit facilities.

Historical Operating, Financing and Investing Activities

We held $3 million in cash and cash equivalents as of December 31, 2005 compared to $546 million as of December 31, 2004. For the year ended December 31, 2005, we generated $1.0 billion of net cash flows from operating activities after paying cash interest of $650 million. In addition, we used approximately $1.1 billion for purchases of property, plant and equipment. Finally, we used $574 million of net cash flows in financing activities.

Operating Activities. Net cash provided by operating activities decreased $118 million, or 10%, from $1.2 billion for the year ended December 31, 2004 to $1.0 billion for the year ended December 31, 2005. For the year ended December 31, 2005, net cash provided by operating activities decreased primarily as a result of an increase in cash interest expense of $127 million over the corresponding prior period.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $1.0 billion and $191 million, respectively. Investing activities used $827 million more cash during the year ended December 31, 2005 than the corresponding period in 2004 primarily as a result of cash provided by proceeds from the sale of certain cable systems to Atlantic Broadband Finance, LLC in 2004 which did not recur in 2005 combined with increased cash used for capital expenditures.

Financing Activities. Net cash used in financing activities was $574 million and $515 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash used during the year ended December 31, 2005, as compared to the corresponding period in 2004, was primarily the result of an increase in distributions offset by a decrease in payments for debt issuance costs.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $1.1 billion and $893 million for the years ended December 31, 2005 and 2004, respectively. The majority of the capital expenditures in 2005 and 2004 related to our customer premise equipment costs. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the years ended December 31, 2005 and 2004, our liabilities related to capital expenditures increased $13 million and decreased $33 million, respectively.

The increase in capital expenditures for 2005 compared to 2004 is the result of expected increases in scalable infrastructure costs related to telephone services, deployment of advanced digital set-top terminals and capital expenditures to replace plant and equipment destroyed by hurricanes Katrina and Rita. During 2006, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital and for scalable infrastructure costs. We expect to fund capital expenditures for 2006 primarily from cash flows from operating activities and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2005 and 2004 (dollars in millions):

	For the years ended December 31,
	2005	2004

Customer premise equipment (a)	$434	$451
Scalable infrastructure (b)	174	108
Line extensions (c)	134	131
Upgrade/Rebuild (d)	49	49
Support capital (e)	297	154

Total capital expenditures	$1,088	$893

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

Description of Our Outstanding Debt

As of December 31, 2005, our actual total debt was approximately $9.0 billion, as summarized below (dollars in millions):

	December 31, 2005			Start Date
			Semi-Annual	For Interest
	Principal	Accreted	Interest Payment	Payment on	Maturity
	Amount	Value(a)	Dates	Discount Notes	Date(b)

CCO Holdings, LLC:
8 3/4% senior notes due 2013	$800	$794	5/15 & 11/15		11/15/13
Senior floating notes due 2010	550	550	3/15, 6/15, 9/15 & 12/15		12/15/10
Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	4/30 & 10/30		4/30/12
8 3/8% senior second-lien notes due 2014	733	733	4/30 & 10/30		4/30/14
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	115	4/15 & 10/15	10/15/03	4/15/08
Credit Facilities:
Charter Operating (c)	5,731	5,731

	$9,028	$9,023

(a)	The accreted value presented above generally represents the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.
(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. For additional information see Note 9 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

(c)
In January 2006, our parent companies, CCH II and CCH II Capital Corp., issued $450 million principal amount of 10.250% senior notes due 2010, the proceeds of which were used to pay down credit facilities.

As of December 31, 2005 and 2004, our long-term debt totaled approximately $9.0 billion and $8.3 billion, respectively. This debt was comprised of approximately $5.7 billion and $5.5 billion of credit facility debt and $3.3 billion and $2.8 billion accreted amount of high-yield notes at December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the weighted average interest rate on the credit facility debt was approximately 7.8% and 6.8% and the weighted average interest rate on our high-yield notes was approximately 8.3% and 8.2%, respectively, resulting in a blended weighted average interest rate of 8.0% and 7.3%, respectively. The interest rate on approximately 51% and 59% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2005 and 2004, respectively. The fair value of our high-yield notes was $3.2 billion and $2.9 billion at December 31, 2005 and 2004, respectively. The fair value of our credit facilities is $5.7 billion and $5.5 billion at December 31, 2005 and 2004, respectively. The fair value of high-yield notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

Charter Operating Credit Facilities - General

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

The Charter Operating credit facilities provide borrowing availability of up to $6.5 billion as follows:

• two term facilities:

(i)	a Term A facility with a total principal amount of $2.0 billion, of which 12.5% matures in 2007, 30% matures in 2008, 37.5% matures in 2009 and 20% matures in 2010; and
(ii)
a Term B facility with a total principal amount of $3.0 billion, which shall be repayable in 27 equal quarterly installments aggregating in each loan year to 1% of the original amount of the Term B facility, with the remaining balance due at final maturity in 2011; and

• a revolving credit facility, in a total amount of $1.5 billion, with a maturity date in 2010.

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

The obligations of our subsidiaries under the Charter Operating credit facilities (the "Obligations") are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the "non-guarantor subsidiaries," primarily Renaissance and its subsidiaries). The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating's subsidiaries, as well as intercompany obligations owing to it by any of such entities.

Upon the Charter Holdings Leverage Ratio (as defined in the indenture governing the Charter Holdings senior notes and senior discount notes) being under 8.75 to 1.0, the Charter Operating credit facilities require that the 11.875% notes due 2008 issued by CC V Holdings, LLC be redeemed. Because such Leverage Ratio was determined to be under 8.75 to 1.0, CC V Holdings, LLC redeemed such notes in March 2005, and CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) became guarantors of the Obligations and have granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

Charter Operating Credit Facilities — Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage, debt service coverage, and interest coverage, tested as of the end of each quarter. The maximum allowable leverage ratio is 4.25 to 1.0, the minimum allowable interest coverage ratio is 1.25 to 1.0 and the minimum allowable debt service coverage ratio is 1.05 to 1.0. Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not reinvested in assets useful in the business of the borrower within a specified period, and upon the incurrence of certain indebtedness when the ratio of senior first lien debt to operating cash flow is greater than 2.0 to 1.0.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the CCO Holdings senior notes, the CCH II senior notes, the CCH I senior notes, the CIH senior notes, the Charter Holdings senior notes and the Charter convertible senior notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. The Charter Operating credit facilities restrict the ability of Charter Operating and its subsidiaries to make distributions for the purpose of repaying indebtedness of their parent companies, except for repayments of certain indebtedness which was existing at the time the credit facilities were amended and restated, provided that certain conditions are met, including the satisfaction of a 1.5 to 1.0 interest coverage ratio test and a minimum available liquidity requirement of $250 million. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2003 of any event, development or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

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
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the "Paul Allen Group") ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

(vi)
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

(vii)
certain of Charter Operating’s indirect or direct parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

(viii)	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

Outstanding Notes

CCO Holdings, LLC Notes

8 ¾% Senior Notes due 2013

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013.

Interest on the CCO Holdings senior notes accrues at 8¾% per year and is payable semi-annually in arrears on each May 15 and November 15.

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

The CCO Holdings senior floating rate notes have an annual interest rate of LIBOR plus 4.125%, which resets and is payable quarterly in arrears on each March 15, June 15, September 15 and December 15.

At any time prior to December 15, 2006, CCO Holdings and CCO Holdings Capital Corp. may redeem up to 35% of the notes in an amount not to exceed the amount of proceeds of one or more public equity offerings at a redemption price equal to 100% of the principal amount, plus a premium equal to the interest rate per annum applicable to the notes on the date notice of redemption is given, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

CCO Holdings and CCO Holdings Capital Corp. may redeem the notes in whole or in part at the issuers’ option from December 15, 2006 until December 14, 2007 for 102% of the principal amount, from December 15, 2007 until December 14, 2008 for 101% of the principal amount and from and after December 15, 2008, at par, in each case, plus accrued and unpaid interest.

Additional terms of the CCO Holdings Senior Notes and Senior Floating Rate Notes

The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

The indenture governing the CCO Holdings senior notes contains restrictive covenants that limit certain transactions or activities by CCO Holdings and its restricted subsidiaries, including the covenants summarized below. Substantially all of CCO Holdings' direct and indirect subsidiaries are currently restricted subsidiaries.

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

The CCO Holdings indenture permits CCO Holdings and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. The Charter Operating credit facilities generally impose more restrictive limitations on incurring new debt than CCO Holdings' indenture, so our subsidiaries that are subject to credit facilities are not permitted to utilize the full debt incurrence that would otherwise be available under the CCO Holdings indenture covenants.

Generally, under CCO Holdings' indenture:

•
CCO Holdings and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if CCO Holdings can incur $1.00 of new debt under the leverage ratio test, which requires that CCO Holdings meet a 4.5 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments are permitted in a total amount of up to 100% of CCO Holdings' consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced October 1, 2003, plus $100 million.

In addition, CCO Holdings may make distributions or restricted payments, so long as no default exists or would be caused by the transaction:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;

•	to pay, regardless of the existence of any default, pass-through tax liabilities in respect of ownership of equity interests in Charter Holdings or its restricted subsidiaries;

•	to pay, regardless of the existence of any default, interest when due on the Charter convertible notes, Charter Holdings notes, CIH notes, CCH I notes and the CCH II notes;

•
to purchase, redeem or refinance Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, Charter notes, and other direct or indirect parent company notes, so long as CCO Holdings could incur $1.00 of indebtedness under the 4.5 to 1.0 leverage ratio test referred to above and there is no default; or

•
to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

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

CCO Holdings is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries' credit facilities, liens securing the purchase price of new assets, liens securing indebtedness up to $50 million and other specified liens incurred in the ordinary course of business. The lien covenant does not restrict liens on assets of subsidiaries of CCO Holdings.

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

CCO Holdings' restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to CCO Holdings on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when they entered into the indenture, unless those restrictions are on customary terms that will not materially impair CCO Holdings' ability to repay its notes.

The restricted subsidiaries of CCO Holdings are generally not permitted to guarantee or pledge assets to secure debt of CCO Holdings, unless the guarantying subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indenture also restricts the ability of CCO Holdings and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the CCO Holdings notes.

Bridge Loan

In October 2005, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into the bridge loan with the Lenders whereby the Lenders have committed to make loans to CCO Holdings in an aggregate amount of $600 million. In January 2006, upon the issuance of $450 million principal amount CCH II notes, the commitment under the bridge loan agreement was reduced to $435 million. CCO Holdings may, subject to certain conditions, including the satisfaction of certain of the conditions to borrowing under the credit facilities, draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the bridge loan. Each loan will accrue interest at a rate equal to an adjusted LIBOR rate plus a spread. The spread will initially be 450 basis points and will increase (a) by an additional 25 basis points at the end of the six-month period following the date of the first borrowing, (b) by an additional 25 basis points at the end of each of the next two subsequent three month periods and (c) by 62.5 basis points at the end of each of the next two subsequent three-month periods.

Beginning on the first anniversary of the first date that CCO Holdings borrows under the bridge loan and at any time thereafter, any Lender will have the option to receive "exchange notes" (the terms of which are described below, the "Exchange Notes") in exchange for any loan that has not been repaid by that date. Upon the earlier of (x) the date that at least a majority of all loans that have been outstanding have been exchanged for Exchange Notes and (y) the date that is 18 months after the first date that CCO Holdings borrows under the bridge loan, the remainder of loans will be automatically exchanged for Exchange Notes.

As conditions to each draw, (i) there shall be no default under the bridge loan, (ii) all the representations and warranties under the bridge loan shall be true and correct in all material respects and (iii) all conditions to borrowing under the Charter Operating credit facilities (with certain exceptions) shall be satisfied.

The aggregate unused commitment will be reduced by 100% of the net proceeds from certain asset sales, to the extent such net proceeds have not been used to prepay loans or Exchange Notes. However, asset sales that generate net proceeds of less than $75 million will not be subject to such commitment reduction obligation, unless the aggregate net proceeds from such asset sales exceed $200 million, in which case the aggregate unused commitment will be reduced by the amount of such excess.

CCO Holdings will be required to prepay loans (and redeem or offer to repurchase Exchange Notes, if issued) from the net proceeds from (i) the issuance of equity or incurrence of debt by Charter and its subsidiaries, with certain exceptions, and (ii) certain asset sales (to the extent not used for purposes permitted under the bridge loan).

The covenants and events of default applicable to CCO Holdings under the bridge loan are similar to the covenants and events of default in the indenture for the senior secured notes of CCH I with various additional limitations.

The Exchange Notes will mature on the sixth anniversary of the first borrowing under the bridge loan. The Exchange Notes will bear interest at a rate equal to the rate that would have been borne by the loans. The same mandatory redemption provisions will apply to the Exchange Notes as applied to the loans, except that CCO Holdings will be required to make an offer to redeem upon the occurrence of a change of control at 101% of principal amount plus accrued and unpaid interest.

The Exchange Notes will, if held by a person other than an initial lender or an affiliate thereof, be (a) non-callable for the first three years after the first borrowing date and (b) thereafter, callable at par plus accrued interest plus a premium equal to 50% of the coupon in effect on the first anniversary of the first borrowing date, which premium shall decline to 25% of such coupon in the fourth year and to zero thereafter. Otherwise, the Exchange Notes will be callable at any time at 100% of the amount thereof plus accrued and unpaid interest.

Charter Communications Operating, LLC Notes

On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014, for total gross proceeds of $1.5 billion. In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. Interest on the Charter Operating notes is payable semi-annually in arrears on each April 30 and October 30.

The Charter Operating notes were sold in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The Charter Operating notes are not expected to have the benefit of any exchange or other registration rights, except in specified limited circumstances.

On the issue date of the Charter Operating notes, because of restrictions contained in the Charter Holdings indentures, there were no Charter Operating note guarantees, even though Charter Operating’s immediate parent, CCO Holdings, and certain of our subsidiaries were obligors and/or guarantors under the Charter Operating credit facilities. Upon the occurrence of the guarantee and pledge date (generally, the fifth business day after the Charter Holdings leverage ratio was certified to be below 8.75 to 1.0), CCO Holdings and those subsidiaries of Charter

Operating that were then guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations were required to guarantee the Charter Operating notes. The note guarantee of each such guarantor is:

•	a senior obligation of such guarantor;
•
structurally senior to the outstanding CCO Holdings notes (except in the case of CCO Holdings’ note guarantee, which is structurally pari passu with such senior notes), the outstanding CCH II notes, the outstanding CCH I notes, the outstanding CIH notes, the outstanding Charter Holdings notes and the outstanding Charter convertible senior notes (but subject to provisions in the Charter Operating indenture that permit interest and, subject to meeting the 4.25 to 1.0 leverage ratio test, principal payments to be made thereon); and

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

In addition, regardless of whether the leverage ratio test could be met, so long as no default exists or would result from the incurrence or issuance, Charter Operating and its restricted subsidiaries are permitted to incur or issue:

•
up to $6.8 billion of debt under credit facilities (but such incurrence is permitted only by Charter Operating and its restricted subsidiaries that are guarantors of the Charter Operating notes, so long as there are such guarantors), including debt under credit facilities outstanding on the issue date of the Charter Operating notes;

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
•
to pay, regardless of the existence of any default, interest when due on the Charter convertible notes, Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes and the CCO Holdings notes;

•
to purchase, redeem or refinance the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the Charter convertible notes, and other direct or indirect parent company notes, so long as Charter Operating could incur $1.00 of indebtedness under the 4.25 to 1.0 leverage ratio test referred to above and there is no default, or

•
to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

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

The restricted subsidiaries of Charter Operating are generally not permitted to guarantee or pledge assets to secure debt of Charter Operating, unless the guarantying subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indenture also restricts the ability of Charter Operating and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the Charter Operating notes.

Charter Operating and its restricted subsidiaries are generally not permitted to transfer equity interests in restricted subsidiaries unless the transfer is of all of the equity interests in the restricted subsidiary or the restricted subsidiary remains a restricted subsidiary and net proceeds of the equity sale are applied in accordance with the asset sales covenant.

Until the guarantee and pledge date, the Charter Operating notes are secured by a second-priority lien on all of Charter Operating’s assets that secure the obligations of Charter Operating under the Charter Operating credit facility and specified related obligations. The collateral secures the obligations of Charter Operating with respect to the 8% senior second-lien notes due 2012 and the 8 3/8% senior second-lien notes due 2014 on a ratable basis. The collateral consists of substantially all of Charter Operating’s assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations), including, but not limited to:

•	all of the capital stock of all of Charter Operating’s direct subsidiaries, including, but not limited to, CCO NR Holdings, LLC; and
•
all intercompany obligations owing to Charter Operating including, but not limited to, intercompany notes from CC VI Operating, CC VIII Operating and Falcon, which notes are supported by the same guarantees and collateral that supported these subsidiaries’ credit facilities prior to the amendment and restatement of the Charter Operating credit facilities.

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

In March 2005, CC V Holdings, LLC redeemed in full the notes outstanding under the CC V indenture. Following that redemption CC V Holdings, LLC and its subsidiaries guaranteed the Charter Operating credit facilities and the related obligations and secured those guarantees with first-priority liens, and guaranteed the notes and secured the Charter Operating senior second lien notes with second-priority liens, on substantially all of their assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

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

In the event that additional liens are granted by Charter Operating or its subsidiaries to secure obligations under the Charter Operating credit facilities or the related obligations, second priority liens on the same assets will be granted to secure the Charter Operating notes, which liens will be subject to the provisions of an intercreditor agreement (to which none of Charter Operating or its affiliates are parties). Notwithstanding the foregoing sentence, no such second priority liens need be provided if the time such lien would otherwise be granted is not during a guarantee and pledge availability period (when the Leverage Condition is satisfied), but such second priority liens will be required to be provided in accordance with the foregoing sentence on or prior to the fifth business day of the commencement of the next succeeding guarantee and pledge availability period.

Renaissance Media Notes

The 10% senior discount notes due 2008 were issued by Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Holdings Capital Corporation, with Renaissance Media Group LLC as guarantor and the United States Trust Company of New York as trustee. Renaissance Media Group LLC, which is the direct or indirect parent company of these issuers, is a subsidiary of Charter Operating. The Renaissance 10% notes and the Renaissance guarantee are unsecured, unsubordinated debt of the issuers and the guarantor, respectively. In October 1998, the issuers of the Renaissance notes exchanged $163 million of the original issued and outstanding Renaissance notes for an equivalent value of new Renaissance notes. The form and terms of the new Renaissance notes are the same in all material respects as the form and terms of the original Renaissance notes except that the issuance of the new Renaissance notes was registered under the Securities Act.

Interest on the Renaissance notes is payable semi-annually in arrears in cash at a rate of 10% per year. The Renaissance notes are redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006.

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

•	up to the greater of $200 million or 4.5 times Renaissance Media Group's consolidated annualized EBITDA, as defined,

•	up to an amount equal to 5% of Renaissance Media Group's consolidated total assets to finance the purchase of new assets,

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

Under the indenture governing the Renaissance notes, Renaissance Media Group and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which requires that Renaissance Media Group meet the 6.75 to 1.0 leverage ratio after giving effect to the transaction of the indebtedness covenant and that no default exists or would occur as a consequence thereof. If those conditions are met, Renaissance Media Group and its restricted subsidiaries are permitted to make restricted payments in a total amount not to exceed the result of 100% of Renaissance Media Group's consolidated EBITDA, as defined, minus 130% of its consolidated interest expense, plus 100% of new cash equity proceeds received by Renaissance Media Group and not allocated to the indebtedness covenant, plus returns on certain investments, all cumulatively from June 1998. Renaissance Media Group and its restricted subsidiaries may make permitted investments up to $2 million in related businesses and other specified permitted investments, restricted payments up to $10 million, dividends up to 6% each year of the net cash proceeds of public equity offerings, and other specified restricted payments without meeting the foregoing test.

Renaissance Media Group and its restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens, unless corresponding liens are granted to secure the Renaissance notes. Permitted liens include liens securing debt permitted to be incurred under credit facilities, liens securing debt incurred under the incurrence of indebtedness test, in amounts up to the greater of $200 million or 4.5 times Renaissance Media Group's consolidated EBITDA, as defined, liens as deposits for acquisitions up to 10% of the estimated purchase price, liens securing permitted financings of new assets, liens securing debt permitted to be incurred by restricted subsidiaries, and specified liens incurred in the ordinary course of business.

Renaissance Media Group and the issuers of the Renaissance notes are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless their consolidated net worth after any such transaction would be equal to or greater than their consolidated net worth immediately prior to the transaction, or unless Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which would require them to meet a leverage ratio of 6.75 to 1.00 after giving effect to the transaction.

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

Renaissance Media Group's restricted subsidiaries may generally not enter into restrictions on their abilities to make dividends or distributions or transfer assets to Renaissance Media Group except those not more restrictive than is customary in comparable financings.

The restricted subsidiaries of Renaissance Media Group are not permitted to guarantee or pledge assets to secure debt of the Renaissance Media Group or its restricted subsidiaries, unless the guarantying subsidiary issues a guarantee of the Renaissance notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction.

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

All of these covenants are subject to additional specified exceptions. In general, the covenants of our subsidiaries' credit agreements are more restrictive than those of our indentures.

Cross-Defaults

Our indentures and those of certain of our parent companies and our subsidiaries include various events of default, including cross-default provisions. Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes. The Renaissance indenture contains a similar cross-default provision with a $10 million threshold that applies to the issuers of the Renaissance notes and their restricted subsidiaries. As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, the Charter Operating credit facilities or the Renaissance notes could cause cross-defaults under our, our parent companies’ and our subsidiaries’ indentures.

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

At December 31, 2005 and 2004, we had outstanding $1.8 billion and $2.7 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," for further information regarding the fair values and contract terms of our interest rate agreements.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB No. 29. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We adopted this pronouncement effective April 1, 2005. The exchange transaction discussed in Note 3 to the accompanying consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data", was accounted for under this standard.

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for us beginning January 1, 2006. Because we adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, we do not expect this revised standard to have a material impact on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on our financial statements.

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

As of December 31, 2005 and 2004, our long-term debt totaled approximately $9.0 billion and $8.3 billion, respectively. This debt was comprised of approximately $5.7 billion and $5.5 billion of credit facilities debt and $3.3 billion and $2.8 billion accreted amount of high-yield notes, respectively.

As of December 31, 2005 and 2004, the weighted average interest rate on the credit facility debt was approximately 7.8% and 6.8% and the weighted average interest rate on our high-yield notes was approximately 8.3% and 8.2%, respectively, resulting in a blended weighted average interest rate of 8.0% and 7.3%, respectively. The interest rate on approximately 51% and 59% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2005 and 2004, respectively. The fair value of our high-yield notes was $3.2 billion and $2.9 billion at December 31, 2005 and 2004, respectively. The fair value of our credit facilities is $5.7 billion and $5.5 billion at December 31, 2005 and 2004, respectively. The fair value of high-yield notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2005, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes gains of $3 million, $4 million and $8 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2005, 2004 and 2003, a gain of $16 million, $42 million and $48 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in our statements of operations. For the years ended December 31, 2005, 2004 and 2003, net gain (loss) on derivative instruments and hedging activities includes gains of $47 million, $65 million and $57 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2005 (dollars in millions):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at December 31, 2005
Debt
Fixed Rate	$--	$--	$114	$--	$--	$2,633	$2,747	$2,697
Average Interest Rate	--	--	10.00%	--	--	8.33%	8.40%

Variable Rate	$30	$280	$630	$779	$1,762	$2,800	$6,281	$6,256
Average Interest Rate	7.94%	7.67%	7.67%	7.74%	8.14%	8.07%	7.99%

Interest Rate Instruments
Variable to Fixed Swaps	$873	$975	$--	$--	$--	$--	$1,848	$4
Average Pay Rate	8.23%	8.00%	--	--	--	--	8.11%
Average Receive Rate	7.83%	7.77%	--	--	--	--	7.80%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2005.

At December 31, 2005 and 2004, we had outstanding $1.8 billion and $2.7 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter’s management believes that its controls provide such reasonable assurances.

Item 9B. Other Information.

Robert A. Quigley, Executive Vice President and Chief Marketing Officer, and Charter executed an offer letter dated as of November 22, 2005 pursuant to which Charter agreed to pay him a signing bonus of $200,000 deferred until January 2006; grant options to purchase 145,800 shares of Charter Class A common stock under our 2001 Stock Incentive Plan; 83,700 performance shares under our 2001 Stock Incentive Plan; and 50,000 shares of Charter restricted stock which will vest over a three year period.

PART III

Item 14. Principal Accounting Fees and Services.

Audit fees, audit-related fees and all other fees we incurred related to services provided by KPMG LLP ("KPMG") and discussed below represent all fees paid as part of the Charter engagement, including audits performed for Charter and its subsidiaries, including us.

Audit Fees

We incurred fees and related expenses for professional services rendered by KPMG for the audits of our, our parent companies’ and our subsidiaries’ financial statements (including three parent companies and one subsidiary that are also public registrants), for the review of our, our parent companies’ and our subsidiaries’ interim financial statements and seven offering memorandums and registration statement filings in 2005 and five offering memorandums and registration statement filings in 2004 totaling approximately $6 million in each of 2005 and 2004. Included in the total for each of 2005 and 2004 are fees and related expenses of $2 million for the audit of internal control over financial reporting required under Sarbanes-Oxley Section 404.

Audit-Related Fees

We incurred fees to KPMG of approximately $0.1 million during the year ended December 31, 2004. These services primarily related to the audit of our 401(k) plan and advisory services associated with our Sarbanes-Oxley Section 404 implementation.

All Other Fees

None.

Charter’s Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of director and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where nonaudit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. Preapprovals of non-audit services are sometimes delegated to a single member of Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at its Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2005 and 2004. Each year, including 2005, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

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

(3)	The index to the exhibits begins on page 47 of this annual report.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Charter Holdings and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager
Date: March 29, 2006	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

CCO HOLDINGS CAPITAL CORP.
Registrant
Date: March 29, 2006	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	March 29, 2006
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	March 29, 2006
Neil Smit	Officer, Director (Principal Executive Officer)
CCH II Capital Corp.

/s/ Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer	March 29, 2006
Jeffrey T. Fisher	(Principal Financial Officer)

/s/ Paul E. Martin	Senior Vice President, Principal Accounting	March 29, 2006
Paul E. Martin	Officer and Corporate Controller (Principal Accounting
Officer

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 29, 2006
W. Lance Conn

/s/ Nathaniel A. Davis	Director, Charter Communications, Inc.	March 29, 2006
Nathaniel A. Davis

/s/Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 29, 2006
Jonathan L. Dolgen

/s/ Robert P. May	Director, Charter Communications, Inc.	March 26, 2006
Robert P. May

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 29, 2006
David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 29, 2006
Marc B. Nathanson

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 29, 2006
Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 29, 2006

John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 29, 2006
Larry W. Wangberg

Exhibit Index

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description

2.1
Asset Purchase Agreement, dated September 3, 2003, by and between Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC (incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.'s current report on Form 8-K/A filed on September 3, 2003 (File No. 000-27927)).

2.2
Purchase Agreement dated as of January 26, 2006, by and between CCH II, LLC, CCH II Capital Corp and J.P. Morgan Securities, Inc as Representative of several Purchasers for $450,000,000 10.25% Senior Notes Due 2010 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

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

4.1
Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

4.2
Indenture dated as of December 15, 2004 among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of CCO Holdings, LLC filed on December 21, 2004 (File No. 333-112593)).

4.3(a)
Senior Bridge Loan Agreement dated as of October 17, 2005 by and among CCO Holdings, LLC, CCO Holdings Capital Corp., certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint bookrunners, and Deutsche Bank Securities Inc., as documentation agent. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 19, 2005 (File No. 000-27927)).

4.3(b)
Waiver and Amendment Agreement to the Senior Bridge Loan Agreement dated as of January 26, 2006 by and among CCO Holdings, LLC, CCO Holdings Capital Corp., certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint bookrunners, and Deutsche Bank Securities Inc., as documentation agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.1
Indenture, dated as of April 9, 1998, by among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Forms S-4 of Renaissance Media Group LLC, Renaissance Media (Tennessee) LLC, Renaissance Media (Louisiana) LLC and Renaissance Media Capital Corporation filed on June 12, 1998 (File No. 333-56679)).

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
10.3
Settlement Agreement and Mutual Releases, dated as of October 31, 2005, by and among Charter Communications, Inc., Special Committee of the Board of Directors of Charter Communications, Inc., Charter Communications Holding Company, LLC, CCHC, LLC, CC VIII, LLC, CC V, LLC, Charter Investment, Inc., Vulcan Cable III, LLC and Paul G. Allen (incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.4
Exchange Agreement, dated as of October 31, 2005, by and among Charter Communications Holding Company, LLC, Charter Investment, Inc. and Paul G. Allen (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.5
CCHC, LLC Subordinated and Accreting Note, dated as of October 31, 2005 (revised) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on November 4, 2005 (File No. 000-27927)).

10.6(a)
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

10.6(b)
Letter Agreement, dated June 19, 2003, by and among Charter Communications, Inc., Charter Communications Holding Company, LLC and Charter Investment, Inc. regarding Mutual Services Agreement (incorporated by reference to Exhibit No. 10.5(b) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.6(c)
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.7(a)
Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of March 31, 2003 (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.7(b)
Third Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.20 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 2, 2005 (File No. 000-27927)).

10.8(a)
Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.8(b)
First Amendment to the Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, adopted as of June 22, 2004 (incorporated by reference to Exhibit 10.16(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on February 28, 2006 (File No.000-27927)).

10.9
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.10
Amended and Restated Credit Agreement among Charter Communications Operating, LLC, CCO Holdings, LLC and certain lenders and agents named therein dated April 27, 2004 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.11(a)
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled in Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.11(b)
Amendment to Stipulation of Settlement, dated as of May 23, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to the registration statement on Form S-1 filed by Charter Communications, Inc. on June 8, 2005 (File No. 333-121186)).

10.12	Settlement Agreement and Mutual Release, dated as of February 1, 2005, by and among Charter Communications, Inc. and certain other insureds, on the other hand, and Certain Underwriters at Lloyd's of

London and certain subscribers, on the other hand. (incorporated by reference to Exhibit 10.49 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).
10.13
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Federal Derivative Action, Arthur J. Cohn v. Ronald L. Nelson et al and Charter Communications, Inc. (incorporated by reference to Exhibit 10.50 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.14(a)+
Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.14(b)+
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

10.14(c)+
Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.14(d)+
Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.14(e)+
Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.14(f)+
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

10.15(b)+
Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.15(c)+
Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.15(d)+
Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.15(e)+
Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.15(f)+
Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.15(g)+
Amendment No. 6 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective December 23, 2004 (incorporated by reference to Exhibit 10.43(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.15(h)+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.15(i)+
Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(g) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 15, 2004 (File No. 000-27927)).

10.16+
Description of Charter Communications, Inc. 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.51 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.17+
2005 Executive Cash Award Plan dated as of June 9, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed June 15, 2005 (File No. 000-27927)).

10.18+
Executive Services Agreement, dated as of January 17, 2005, between Charter Communications, Inc. and Robert P. May (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 21, 2005 (File No. 000-27927)).

10.19+
Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.20+
Separation Agreement and Release for Carl E. Vogel, dated as of February 17, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2005 (File No. 000-27927)).

10.21+
Letter Agreement, dated April 15, 2005, by and between Charter Communications, Inc. and Paul E. Martin (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 19, 2005 (File No. 000-27927)).

10.22+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Robert P. May and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.23+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.24+
Employment Agreement, dated as of August 9, 2005, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2005 (File No. 000-27927)).

10.25+
Employment Agreement dated as of September 2, 2005, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.26+
Employment Agreement dated as of September 2, 2005, by and between Wayne H. Davis and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.27+
Employment Agreement dated as of October 31, 2005, by and between Sue Ann Hamilton and Charter Communications, Inc. (incorporated by reference to Exhibit 10.21 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.28+
Employment Agreement effective as of October 10, 2005, by and between Grier C. Raclin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on November 14, 2005 (File No. 000-27927)).

10.29+
Employment Offer Letter, dated November 22, 2005, by and between Charter Communications, Inc. and Robert A. Quigley (incorporated by reference to 10.68 to Amendment No. 1 to the registration statement on Form S-1 of Charter Communications, Inc. filed on February 2, 2006 (File No. 333-130898)).

10.30+
Employment Agreement dated as of December 9, 2005, by and between Robert A. Quigley and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 13, 2005 (File No. 000-27927)).

10.31+
Retention Agreement dated as of January 9, 2006, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 10, 2006 (File No. 000-27927)).

10.32+
Employment Agreement dated as of January 20, 2006 by and between Jeffrey T. Fisher and Charter Communications, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.33+
Employment Agreement dated as of February 28, 2006 by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 3, 2006 (File No. 000-27927)).

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_________

*	Document attached
+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors
CCO Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CCO Holdings, LLC and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCO Holdings, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective September 30, 2004, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

As discussed in Note 17 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

/s/ KPMG LLP

St. Louis, Missouri
February 27, 2006

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$546
Accounts receivable, less allowance for doubtful accounts of
$17 and $15, respectively	212	175
Prepaid expenses and other current assets	22	20
Total current assets	237	741

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,712 and $5,142, respectively	5,800	6,110
Franchises, net	9,826	9,878
Total investment in cable properties, net	15,626	15,988

OTHER NONCURRENT ASSETS	224	235

Total assets	$16,087	$16,964

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$875	$901
Payables to related party	95	24
Total current liabilities	970	925

LONG-TERM DEBT	9,023	8,294
LOANS PAYABLE - RELATED PARTY	22	29
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	392	493
MINORITY INTEREST	622	656

MEMBER’S EQUITY:
Member’s equity	5,042	6,568
Accumulated other comprehensive income (loss)	2	(15)

Total member’s equity	5,044	6,553

Total liabilities and member’s equity	$16,087	$16,964

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2005	2004	2003

REVENUES	$5,254	$4,977	$4,819

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,293	2,080	1,952
Selling, general and administrative	1,034	971	940
Depreciation and amortization	1,499	1,495	1,453
Impairment of franchises	--	2,433	--
Asset impairment charges	39	--	--
(Gain) loss on sale of assets, net	6	(86)	5
Option compensation expense, net	14	31	4
Hurricane asset retirement loss	19	--	--
Special charges, net	7	104	21
Unfavorable contracts and other settlements	--	(5)	(72)

	4,911	7,023	4,303

Income (loss) from operations	343	(2,046)	516

OTHER INCOME AND EXPENSES:
Interest expense, net	(691)	(560)	(500)
Gain on derivative instruments and hedging activities, net	50	69	65
Loss on extinguishment of debt	(6)	(21)	--
Other, net	22	3	(9)

	(625)	(509)	(444)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	(282)	(2,555)	72

MINORITY INTEREST	33	20	(29)

Income (loss) before income taxes and cumulative effect of accounting change	(249)	(2,535)	43

INCOME TAX BENEFIT (EXPENSE)	(9)	35	(13)

Income (loss) before cumulative effect of accounting change	(258)	(2,500)	30

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	--	(840)	--

Net income (loss)	$(258)	$(3,340)	$30

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member’s
	Equity	Income (Loss)	Equity

BALANCE, December 31, 2002	$11,145	$(105)	$11,040
Capital contributions	10	--	10
Distributions to parent company	(545)	--	(545)
Changes in fair value of interest
rate agreements	--	48	48
Other, net	2	--	2
Net income	30	--	30

BALANCE, December 31, 2003	10,642	(57)	10,585
Distributions to parent company	(738)	--	(738)
Changes in fair value of interest rate
agreements	--	42	42
Other, net	4	--	4
Net loss	(3,340)	--	(3,340)

BALANCE, December 31, 2004	6,568	(15)	6,553
Distributions to parent company	(1,268)	--	(1,268)
Changes in fair value of interest rate
agreements and other	--	17	17
Net loss	(258)	--	(258)

BALANCE, December 31, 2005	$5,042	$2	$5,044

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(258)	$(3,340)	$30
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Minority interest	(33)	(20)	29
Depreciation and amortization	1,499	1,495	1,453
Impairment of franchises	--	2,433	--
Asset impairment charges	39	--	--
(Gain) loss on sale of assets, net	6	(86)	5
Option compensation expense, net	14	27	4
Hurricane asset retirement loss	19	--	--
Special charges, net	--	85	--
Unfavorable contracts and other settlements	--	(5)	(72)
Noncash interest expense	29	25	38
Gain on derivative instruments and hedging activities, net	(50)	(69)	(65)
Loss on extinguishment of debt	--	18	--
Deferred income taxes	3	(42)	13
Cumulative effect of accounting change, net of tax	--	840	--
Other, net	(22)	(5)	--
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(41)	(4)	69
Prepaid expenses and other assets	(7)	(4)	10
Accounts payable, accrued expenses and other	(66)	(106)	(148)
Receivables from and payables to related party, including deferred management fees	(83)	(75)	(50)

Net cash flows from operating activities	1,049	1,167	1,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,088)	(893)	(804)
Change in accrued expenses related to capital expenditures	13	(33)	(41)
Proceeds from sale of assets	44	744	91
Purchases of investments	(1)	(6)	--
Proceeds from investments	16	--	--
Other, net	(2)	(3)	(3)

Net cash flows from investing activities	(1,018)	(191)	(757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,207	3,147	739
Borrowings from related parties	140	--	--
Repayments of long-term debt	(1,107)	(4,861)	(1,368)
Repayments to related parties	(147)	(8)	(96)
Proceeds from issuance of debt	294	2,050	500
Payments for debt issuance costs	(11)	(105)	(24)
Redemption of preferred interest	(25)	--	--
Capital contributions	--	--	10
Distributions	(925)	(738)	(545)

Net cash flows from financing activities	(574)	(515)	(784)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(543)	461	(225)
CASH AND CASH EQUIVALENTS, beginning of period	546	85	310

CASH AND CASH EQUIVALENTS, end of period	$3	$546	$85

CASH PAID FOR INTEREST	$650	$532	$459

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$333	$--	$--
Distribution of Charter Communications Holdings, LLC notes and accrued interest	$(343)	$--	$--
Transfer of property, plant and equipment from parent company	$139	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

1. Organization and Basis of Presentation

CCO Holdings, LLC ("CCO Holdings") is a holding company whose principal assets at December 31, 2005 are equity interests in its operating subsidiaries. CCO Holdings is a direct subsidiary of CCH II, LLC ("CCH II"), which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings"). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. ("Charter"). The consolidated financial statements include the accounts of CCO Holdings and all of its wholly owned subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high-definition television, video on demand and telephone. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

2. Liquidity and Capital Resources

The Company incurred net loss of $258 million and $3.3 billion in 2005 and 2004, respectively. The Company had net income of $30 million in 2003. The Company’s net cash flows from operating activities were $1.0 billion, $1.2 billion and $1.3 billion for the years ending December 31, 2005, 2004 and 2003, respectively.

The Company's long-term financing as of December 31, 2005 consists of $5.7 billion of credit facility debt and $3.3 billion accreted value of high-yield notes. In 2006, $30 million of the Company’s debt matures and in 2007, an additional $280 million matures. In 2008 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

Recent Financing Transactions

In October 2005, the Company entered into a senior bridge loan agreement (the "Bridge Loan") with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders committed to make loans to the Company in an aggregate amount of $600 million. Upon the issuance of $450 million of CCH II notes discussed below, the commitment under the Bridge Loan was reduced to $435 million. The Company may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2005, the Company generated $1.0 billion of net cash flows from operating activities after paying cash interest of $650 million.  In addition, the Company used $1.1 billion for purchases of property, plant and equipment. Finally, the Company used $574 million of net cash flows in financing activities.

The Company expects that cash on hand, cash flows from operating activities and the amounts available under its credit facilities and Bridge Loan will be adequate to meet its and its parent companies’ cash needs in 2006. The

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities and Bridge Loan will not be sufficient to fund the Company’s operations and satisfy its and its parent companies’ interest and debt repayment obligations in 2007 and beyond. The Company has been advised that Charter is working with its financial advisors to address this funding requirement. However, there can be no assurance that such funding will be available to the Company or its parent companies. In addition, Paul G. Allen, Charter’s Chairman and controlling shareholder, and his affiliates are not obligated to purchase equity from, contribute to or loan funds to the Company or its parent companies.

Debt Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities and Bridge Loan. The Charter Operating credit facilities, along with the Company’s indentures and Bridge Loan, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from the Company’s independent auditors. As of December 31, 2005, the Company is in compliance with the covenants under its indentures, Bridge Loan and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of December 31, 2005, the Company’s potential availability under its credit facilities totaled approximately $553 million, none of which was limited by covenants. In addition, as of January 2, 2006, the Company had additional borrowing availability of $600 million under the Bridge Loan (which was reduced to $435 million as a result of the issuance of the CCH II notes). Continued access to the Company’s credit facilities and Bridge Loan is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities and Bridge Loan may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company's business and have a material adverse effect on the Company’s business and results of operations. A failure by Charter Holdings, CCH I Holdings, LLC ("CIH"), CCH I, LLC ("CCH I") or CCH II to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH, CCH I or CCH II would give the lenders under the Company’s credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing the Company’s notes.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $20 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Communications Holding Company, LLC ("Charter Holdco") and its subsidiaries, including the Company. During 2005, the Company distributed $925 million of cash to CCH II of which $60 million was subsequently distributed to Charter Holdco. As of December 31, 2005, Charter Holdco was owed $22 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $98 million of governmental securities pledged as security for the next four scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

As of December 31, 2005, Charter Holdings, CIH, CCH I and CCH II had approximately $9.4 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $684 million and $8.6 billion maturing in 2007, 2008, 2009 and thereafter, respectively. Charter, Charter Holdings, CIH, CCH I and CCH II will need to raise additional capital or receive distributions or payments from the Company in order to satisfy their debt obligations. However, because of their significant indebtedness, the Company’s ability and the ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Distributions by Charter’s subsidiaries to a parent company (including Charter, CCHC, LLC ("CCHC"), Charter Holdco, Charter Holdings, CIH, CCH I and CCH II) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of Charter’s convertible senior notes, other specified tests are met. For the quarter ended December 31, 2005, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on December 31, 2005 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of such distribution. Distributions by Charter Operating and CCO Holdings for payment of principal on parent company notes are further restricted by the covenants in the credit facilities and Bridge Loan, respectively.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures. However, distributions for payment of interest on Charter’s convertible senior notes are further limited to when each applicable subsidiary’s leverage ratio test is met and other specified tests are met. There can be no assurance that they will satisfy these tests at the time of such distribution.

In January 2006, the Company’s parent companies, CCH II and CCH II Capital Corp., issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to the Company. The Company used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings in a private placement for new debt securities. Holders of Charter Holdings notes due in 2009 and 2010 exchanged $3.4 billion principal amount of notes for $2.9 billion principal amount of new 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011 and 2012 exchanged $845 million principal amount of notes for $662 million principal amount of 11% CCH I notes due 2015. In addition, holders of Charter Holdings notes due 2011 and 2012 exchanged $2.5 billion principal amount of notes for $2.5 billion principal amount of various series of new CIH notes. Each series of new CIH notes has the same interest rate and provisions for payment of cash interest as the series of old Charter Holdings notes for which such CIH notes were exchanged. In addition, the maturities for each series were extended three years.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2005, there was no default under Charter Holdings’ indentures and Charter Holdings met its leverage ratio test based on December 31, 2005 financial results. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of such distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

3. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture, fixtures and equipment	5 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and has concluded that substantially all of the related franchise rights are indefinite lived intangible assets. Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, as interpreted by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has not recorded an estimate for potential franchise related obligations but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas. For the Company’s lease agreements, the liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Other Noncurrent Assets

Other noncurrent assets primarily include deferred financing costs, governmental securities, investments in equity securities and goodwill. Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

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

The following summarizes investment information as of and for the years ended December 31, 2005 and 2004:

			Gain (loss) for
	Carrying Value at		the Years Ended
	December 31,		December 31,

	2005	2004	2005	2004	2003

Equity investments, under the cost method	$27	$8	$--	$(3)	$(2)
Equity investments, under the equity method	13	24	22	6	2

	$40	$32	$22	$3	$--

The gain on equity investments, under the equity method for the year ended December 31, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise. Such amounts are included in other, net in the statements of operations.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable using asset groupings consistent with those used to evaluate franchises. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets to be held and used were recorded in 2005, 2004 and 2003, however, approximately $39 million of impairment on assets held for sale was recorded for the year ended December 31, 2005 (see Note 4).

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees are reported as revenues on a gross basis with a corresponding operating expense.

Programming Costs

The Company has various contracts to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $42 million, $62 million and $64 million for the years ended December 31, 2005, 2004 and 2003, respectively. Programming costs included in the accompanying statement of operations were $1.4 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the deferred amount of launch incentives, included in other long-term liabilities, were $83 million and $105 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $97 million, $72 million and $62 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method was applied only to awards

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

granted or modified after January 1, 2003, whereas awards granted prior to such date were accounted for under APB No. 25, unless they were modified or settled in cash.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net income (loss) as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the years presented:

	Year Ended December 31,
	2005	2004	2003

Net income (loss)	$(258)	$(3,340)	$30
Add back stock-based compensation expense related to stock options included in reported net loss	14	31	4
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(14)	(33)	(30)
Effects of unvested options in stock option exchange (see Note 17)	--	48	--
Pro forma	$(258)	$(3,294)	$4

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0%, 3.3%, and 3.0%; expected volatility of 70.9%, 92.4% and 93.6%; and expected lives of 4.5 years, 4.6 years and 4.5 years, respectively. The valuations assume no dividends are paid.

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

Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax. CCO Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of CCO Holdings’ indirect subsidiaries are corporations that are subject to income tax. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of these indirect corporate subsidiaries’ assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 20).

Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its geographic divisional operations. Each geographic and divisional service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic divisional operating segments has similar economic characteristics. In light of the Company’s similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic divisional operating structure, management has determined that the Company has one reportable segment, broadband services.

4. Sale of Assets

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska, representing a total of approximately 33,000 analog video customers. During the year ended December 31, 2005, those cable systems met the criteria for assets held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the year ended December 31, 2005 of approximately $39 million.

In 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia to Atlantic Broadband Finance, LLC. These transactions resulted in a $106 million gain recorded as a gain on sale of assets in the Company’s consolidated statements of operations. The total net proceeds from the sale of all of these systems were approximately $735 million. The proceeds were used to repay a portion of amounts outstanding under the Company’s revolving credit facility.

5. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2005	2004	2003

Balance, beginning of year	$15	$17	$19
Charged to expense	76	92	79
Uncollected balances written off, net of recoveries	(74)	(94)	(81)

Balance, end of year	$17	$15	$17

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2005 and 2004:

	2005	2004

Cable distribution systems	$7,035	$6,555
Customer equipment and installations	3,934	3,497
Vehicles and equipment	462	419
Buildings and leasehold improvements	525	518
Furniture, fixtures and equipment	556	263

	12,512	11,252
Less: accumulated depreciation	(6,712)	(5,142)

	$5,800	$6,110

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for each of the years ended December 31, 2005, 2004 and 2003 was $1.5 billion.

7. Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Such test resulted in a total franchise impairment of approximately $3.3 billion during the third quarter of 2004. The 2003 and 2005 annual impairment tests resulted in no impairment. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity and telephone to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

The Company follows the guidance of Emerging Issues Task Force ("EITF") Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers and are calculated by projecting future after-tax cash flows from these customers including the right to deploy and market

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

additional services such as interactivity and telephone to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, the SEC staff issued EITF Topic D-108 which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. The Company adopted Topic D-108 in its impairment assessment as of September 30, 2004 that resulted in a total franchise impairment of approximately $3.3 billion. The Company recorded a cumulative effect of accounting change of $840 million (approximately $875 million before tax effects of $16 million and minority interest effects of $19 million) for the year ended December 31, 2004 representing the portion of the Company's total franchise impairment attributable to no longer including goodwill with franchise assets. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company's valuation, and was recorded as impairment of franchises in the Company's accompanying consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by the Company in the third quarter of 2004 primarily as a result of increased competition from direct broadcast satellite providers and decreased growth rates in the Company's high-speed Internet customers in the third quarter of 2004, in part, as a result of increased competition from digital subscriber line service providers led to the lower projected growth rates and the revised estimates of future cash flows from those used at October 1, 2003.

As of December 31, 2005 and 2004, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2005			2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,806	$--	$9,806	$9,845	$--	$9,845
Goodwill	52	--	52	52	--	52

	$9,858	$--	$9,858	$9,897	$--	$9,897

Finite-lived intangible assets:
Franchises with finite lives	$27	$7	$20	$37	$4	$33

For the years ended December 31, 2005 and 2004, the net carrying amount of indefinite-lived franchises was reduced by $52 million and $490 million, respectively, related to the sale of cable systems (see Note 4). Additionally, in 2005 and 2004, approximately $13 million and $37 million, respectively, of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s renewal of these franchise assets in 2005 and 2004. Franchise amortization expense for the years ended December 31, 2005, 2004 and 2003 was $4 million, $4 million and $9 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2005 and 2004:

	2005	2004

Accounts payable - trade	$100	$138
Accrued capital expenditures	73	60
Accrued expenses:
Interest	118	101
Programming costs	272	278
Franchise related fees	67	67
Compensation	60	47
Other	185	210

	$875	$901

9.	Long-Term Debt

Long-term debt consists of the following as of December 31, 2005 and 2004:

	2005		2004
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value

Long-Term Debt
CCO Holdings:
8 3/4% senior notes due 2013	$800	$794	$500	$500
Senior floating notes due 2010	550	550	550	550
Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due 2014	733	733	400	400
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	115	114	116
CC V Holdings, LLC:
11.875% senior discount notes due 2008	--	--	113	113

Credit Facilities
Charter Operating	5,731	5,731	5,515	5,515

	$9,028	$9,023	$8,292	$8,294

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

In October 2005, the Company entered into the Bridge Loan with the Lenders whereby the Lenders committed to make loans to the Company in an aggregate amount of $600 million. Upon the issuance of $450 million of CCH II notes, the commitment under the bridge loan agreement was reduced to $435 million. The Company may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the bridge loan. Each loan will accrue interest at a rate equal to an adjusted LIBOR rate plus a spread. The spread will initially be 450 basis points and will increase (a) by an additional 25 basis points at the end of the six-month period following the date of the first borrowing, (b) by an additional 25 basis points at the end of each of the next two subsequent three month periods and (c) by 62.5 basis points at the end of

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

each of the next two subsequent three-month periods. The Company will be required to prepay loans from the net proceeds from (i) the issuance of equity or incurrence of debt by Charter and its subsidiaries, with certain exceptions, and (ii) certain asset sales (to the extent not used for other purposes permitted under the bridge loan).

In August 2005, the Company issued $300 million in debt securities, the proceeds of which were used for general corporate purposes, including the payment of distributions to its parent companies, including Charter Holdings, to pay interest expense.

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

Loss on Extinguishment of Debt

In March 2005, CCO Holdings’ subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt for the year ended December 31, 2005 of approximately $5 million. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) guaranteed the Charter Operating credit facilities and granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

In April 2004, CCO Holdings’ indirect subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., sold $1.5 billion of senior second-lien notes in a private transaction. Additionally, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion six-year revolving credit facility, a $2.0 billion six-year term loan facility and a $3.0 billion seven-year term loan facility. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second-lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating Company, LLC ("CC VI Operating"), Falcon Cable Communications, LLC ("Falcon Cable"), and CC VIII Operating, LLC ("CC VIII Operating"), all in concurrent transactions. In addition, Charter Operating was substituted as the lender in place of the banks under those subsidiaries’ credit facilities. These transactions resulted in a net loss on extinguishment of debt of $21 million for the year ended December 31, 2004.

CCO Holdings Notes.

8 ¾% Senior Notes due 2013

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of CCO Holdings’ subsidiaries, including the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities. As of December 31, 2005, there was $800 million in total principal amount outstanding and $794 million in accreted value outstanding.

Interest on the CCO Holdings senior notes accrues at 8¾% per year and is payable semi-annually in arrears on each May 15 and November 15.

At any time prior to November 15, 2006, the issuers of the CCO Holdings senior notes may redeem up to 35% of the total principal amount of the CCO Holdings senior notes to the extent of public equity proceeds they have received

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

Senior Floating Rate Notes Due 2010

In December 2004, CCO Holdings and CCO Holdings Capital Corp. jointly issued $550 million total principal amount of senior floating rate notes due 2010. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of CCO Holdings’ subsidiaries, including the Renaissance notes, the Charter Operating notes and the Charter Operating credit facilities.

Interest on the CCO Holdings senior floating rate notes accrues at the LIBOR rate (4.53% and 2.56% as of December 31, 2005 and 2004, respectively) plus 4.125% annually, from the date interest was most recently paid. Interest is reset and payable quarterly in arrears on each March 15, June 15, September 15 and December 15.

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

Charter Operating Notes. On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014, for total gross proceeds of $1.5 billion. In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. Interest on the Charter Operating notes is payable semi-annually in arrears on each April 30 and October 30.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

The Charter Operating notes were sold in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The Charter Operating notes are not expected to have the benefit of any exchange or other registration rights, except in specified limited circumstances. On the issue date of the Charter Operating notes, because of restrictions contained in the Charter Holdings indentures, there were no Charter Operating note guarantees, even though Charter Operating's immediate parent, CCO Holdings, and certain of the Company’s subsidiaries were obligors and/or guarantors under the Charter Operating credit facilities. Upon the occurrence of the guarantee and pledge date (generally, the fifth business day after the Charter Holdings leverage ratio was certified to be below 8.75 to 1.0), CCO Holdings and those subsidiaries of Charter Operating that were then guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations were required to guarantee the Charter Operating notes. The note guarantee of each such guarantor is:

•	a senior obligation of such guarantor;
•
structurally senior to the outstanding CCO Holdings notes (except in the case of CCO Holdings' note guarantee, which is structurally pari passu with such senior notes), the outstanding CCH II notes, the outstanding CCH I notes, the outstanding CIH notes, the outstanding Charter Holdings notes and the outstanding Charter convertible senior notes (but subject to provisions in the Charter Operating indenture that permit interest and, subject to meeting the 4.25 to 1.0 leverage ratio test, principal payments to be made thereon); and

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

Renaissance Notes. In connection with the acquisition of Renaissance in April 1999, the Company assumed $163 million principal amount at maturity of 10.000% senior discount notes due 2008 of which $49 million was repurchased in May 1999. The Renaissance notes bear interest, payable semi-annually, on April 15 and October 15. The Renaissance notes are due on April 15, 2008. As of December 31, 2005, there was $114 million in total principal amount outstanding and $115 million in accreted value outstanding.

CC V Holdings Notes. These notes were redeemed on March 14, 2005 and are therefore no longer outstanding.

High-Yield Restrictive Covenants; Limitation on Indebtedness. The indentures governing the notes of the Company’s subsidiaries contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital Corp., Charter Operating, Charter Communications Operating Capital Corp., Renaissance Media Group, and all of their restricted subsidiaries to:

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

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

Charter Operating Credit Facilities

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

The Charter Operating credit facilities provide borrowing availability of up to $6.5 billion as follows:

• two term facilities:

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

•	a revolving credit facility, in a total amount of $1.5 billion, with a maturity date in 2010.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (4.06% to 4.50% as of December 31, 2005 and 2.07% to 2.28% as of December 31, 2004), as defined, plus a margin for Eurodollar loans of up to 3.00% for the Term A facility and revolving credit facility, and up to 3.25% for the Term B facility, and for base rate loans of up to 2.00% for the Term A facility and revolving credit facility, and up to 2.25% for the Term B facility. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facilities.

The obligations of our subsidiaries under the Charter Operating credit facilities (the "Obligations") are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the "non-guarantor subsidiaries," primarily Renaissance and its subsidiaries). The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

Upon the Charter Holdings Leverage Ratio (as defined in the indenture governing the Charter Holdings senior notes and senior discount notes) being under 8.75 to 1.0, the Charter Operating credit facilities required that the 11.875% notes due 2008 issued by CC V Holdings, LLC be redeemed. Because such Leverage Ratio was determined to be under 8.75 to 1.0, CC V Holdings, LLC redeemed such notes in March 2005, and CC V Holdings, LLC and its

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

subsidiaries (other than non-guarantor subsidiaries) became guarantors of the Obligations and have granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

As of December 31, 2005, outstanding borrowings under the Charter Operating credit facilities were approximately $5.7 billion and the unused total potential availability was approximately $553 million, none of which was limited by covenant restrictions.

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

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter Operating senior second-lien notes, the CIH notes, the CCH I notes, the CCH II senior notes, the CCO Holdings senior notes, the Charter convertible senior notes, the CCHC notes and the Charter Holdings senior notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2003 of any event, development or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,
•	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from our independent auditors,
•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating or Charter Operating’s subsidiaries in amounts in excess of $50 million in aggregate principal amount,

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the "Paul Allen Group") ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

•
certain of Charter Operating’s indirect or direct parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

CCO Holdings Bridge Loan

In October 2005, CCO Holdings and CCO Holdings Capital Corp., as guarantor thereunder, entered into the Bridge Loan) with JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch and Deutsche Bank AG Cayman Islands Branch (the "Lenders") whereby the Lenders committed to make loans to CCO Holdings in an aggregate amount of $600 million. In January 2006, upon the issuance of $450 million of CCH II notes discussed above, the commitment under the bridge loan agreement was reduced to $435 million. CCO Holdings may draw upon the facility between January 2, 2006 and September 29, 2006 and the loans will mature on the sixth anniversary of the first borrowing under the Bridge Loan.

Beginning on the first anniversary of the first date that CCO Holdings borrows under the Bridge Loan and at any time thereafter, any Lender will have the option to receive "exchange notes" (the terms of which are described below, the "Exchange Notes") in exchange for any loan that has not been repaid by that date. Upon the earlier of (x) the date that at least a majority of all loans that have been outstanding have been exchanged for Exchange Notes and (y) the date that is 18 months after the first date that CCO Holdings borrows under the Bridge Loan, the remainder of loans will be automatically exchanged for Exchange Notes.

As conditions to each draw, (i) there shall be no default under the Bridge Loan, (ii) all the representations and warranties under the bridge loan shall be true and correct in all material respects and (iii) all conditions to borrowing under the Charter Operating credit facilities (with certain exceptions) shall be satisfied.

The aggregate unused commitment will be reduced by 100% of the net proceeds from certain asset sales, to the extent such net proceeds have not been used to prepay loans or Exchange Notes. However, asset sales that generate net proceeds of less than $75 million will not be subject to such commitment reduction obligation, unless the aggregate net proceeds from such asset sales exceed $200 million, in which case the aggregate unused commitment will be reduced by the amount of such excess.

CCO Holdings will be required to prepay loans (and redeem or offer to repurchase Exchange Notes, if issued) from the net proceeds from (i) the issuance of equity or incurrence of debt by Charter and its subsidiaries, with certain exceptions, and (ii) certain asset sales (to the extent not used for purposes permitted under the bridge loan).

The covenants and events of default applicable to CCO Holdings under the Bridge Loan are similar to the covenants and events of default in the indenture for the senior secured notes of CCH I.

The Exchange Notes will mature on the sixth anniversary of the first borrowing under the Bridge Loan. The Exchange Notes will bear interest at a rate equal to the rate that would have been borne by the loans. The same mandatory redemption provisions will apply to the Exchange Notes as applied to the loans, except that CCO Holdings will be required to make an offer to redeem upon the occurrence of a change of control at 101% of principal amount plus accrued and unpaid interest.

The Exchange Notes will, if held by a person other than an initial lender or an affiliate thereof, be (a) non-callable for the first three years after the first borrowing date and (b) thereafter, callable at par plus accrued interest plus a premium equal to 50% of the coupon in effect on the first anniversary of the first borrowing date, which premium shall decline to 25% of such coupon in the fourth year and to zero thereafter. Otherwise, the Exchange Notes will be callable at any time at 100% of the amount thereof plus accrued and unpaid interest.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Based upon outstanding indebtedness as of December 31, 2005, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2005, are as follows:

Year	Amount

2006	$30
2007	280
2008	744
2009	779
2010	1,762
Thereafter	5,433

$9,028

For the amounts of debt scheduled to mature during 2006, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying consolidated balance sheet reflects this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

10. Minority Interest

Minority interest on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 primarily represents preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of CCO Holdings, of $622 million and $656 million, respectively. As more fully described in Note 21, this preferred interest arises from approximately $630 million of preferred membership units issued by CC VIII in connection with an acquisition in February 2000 and was the subject of a dispute between Charter and Mr. Allen, Charter’s Chairman and controlling shareholder that was settled October 31, 2005. In conjunction with the settlement of this dispute and the related change in ownership interest, approximately 18.6% of CC VIII’s income or losses are allocated to minority interest in the Company’s consolidated statements of operations, including amounts estimated in prior years and the 2% accretion of the preferred membership interests.

11. Comprehensive Income (Loss)

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2005 and 2004 was $241 million and $3.3 billion, respectively. Comprehensive income for the year ended December 31, 2003 was $78 million.

12. Accounting for Derivative Instruments and Hedging Activities

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2005, 2004 and 2003, net gain on derivative instruments and hedging activities includes gains of $3 million, $4 million and $8 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2005, 2004 and 2003, a gain of $16 million, $42 million and $48 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s consolidated statement of operations. For the years ended December 31, 2005, 2004 and 2003, net gain on derivative instruments and hedging activities includes gains of $47 million, $65 million and $57 million, respectively, for interest rate derivative instruments not designated as hedges.

As of December 31, 2005, 2004 and 2003, the Company had outstanding $1.8 billion, $2.7 billion and $3.0 billion and $20 million, $20 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

13. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2005 and 2004 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

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

The estimated fair value of the Company’s notes and interest rate agreements at December 31, 2005 and 2004 are based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2005 and 2004 is as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCO Holdings debt	$1,344	$1,299	$1,050	$1,064
Charter Operating debt	1,833	1,821	1,500	1,563
Credit facilities	5,731	5,719	5,515	5,502
Other	115	114	229	236
Interest Rate Agreements
Assets (Liabilities)
Swaps	(4)	(4)	(69)	(69)
Collars	--	--	(1)	(1)

The weighted average interest pay rate for the Company’s interest rate swap agreements was 9.51% and 8.07% at December 31, 2005 and 2004, respectively.

14. Revenues

Revenues consist of the following for the years presented:

	Year Ended December 31,
	2005	2004	2003

Video	$3,401	$3,373	$3,461
High-speed Internet	908	741	556
Telephone	36	18	14
Advertising sales	294	289	263
Commercial	279	238	204
Other	336	318	321

	$5,254	$4,977	$4,819

15. Operating Expenses

Operating expenses consist of the following for the years presented:

	Year Ended December 31,
	2005	2004	2003

Programming	$1,417	$1,319	$1,249
Service	775	663	615
Advertising sales	101	98	88

	$2,293	$2,080	$1,952

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

16. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented:

	Year Ended December 31,
	2005	2004	2003

General and administrative	$889	$849	$833
Marketing	145	122	107

	$1,034	$971	$940

Components of selling expense are included in general and administrative and marketing expense.

17. Stock Compensation Plans

Charter grants stock options, restricted stock and other incentive compensation pursuant to the 2001 Stock Incentive Plan of Charter (the "2001 Plan"). Prior to 2001, options were granted under the 1999 Option Plan of Charter Holdco (the "1999 Plan").

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

The 2001 Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20,000,000), as each term is defined in the 2001 Plan. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2001 Plan. Options granted generally vest over four years from the grant date, with 25% vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date.

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

In the years ended December 31, 2005, 2004 and 2003, certain directors were awarded a total of 492,225, 182,932 and 80,603 shares, respectively, of restricted Charter Class A common stock of which 44,121 shares had been cancelled as of December 31, 2005. The shares vest one year from the date of grant. In 2005, 2004 and 2003, in connection with new employment agreements, certain officers were awarded 2,987,500, 50,000 and 50,000 shares, respectively, of restricted Charter Class A common stock of which 68,750 shares had been cancelled as of December 31, 2005. The shares vest annually over a one to three-year period beginning from the date of grant. As of December 31, 2005, deferred compensation remaining to be recognized in future period totaled $2 million.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

A summary of the activity for Charter’s stock options, excluding granted shares of restricted Charter Class A common stock, for the years ended December 31, 2005, 2004 and 2003, is as follows (amounts in thousands, except per share data):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	24,835	$6.57	47,882	$12.48	53,632	$14.22
Granted	10,810	1.36	9,405	4.88	7,983	3.53
Exercised	(17)	1.11	(839)	2.02	(165)	3.96
Cancelled	(6,501)	7.40	(31,613)	15.16	(13,568)	14.10

Options outstanding, end of period	29,127	$4.47	24,835	$6.57	47,882	$12.48

Weighted average remaining contractual life	8 years		8 years		8 years

Options exercisable, end of period	9,999	$7.80	7,731	$10.77	22,861	$16.36

Weighted average fair value of options granted	$0.65		$3.71		$2.71

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price
			(in thousands)			(in thousands)

$1.11	—	$1.60	12,565	9 years	$1.39	1,297	9 years	$1.49
$2.85	—	$4.56	5,906	7 years	3.40	3,028	7 years	3.33
$5.06	—	$5.17	6,970	8 years	5.15	2,187	8 years	5.13
$9.13	—	$13.68	1,712	6 years	10.96	1,513	6 years	11.10
$13.96	—	$23.09	1,974	4 years	19.24	1,974	4 years	19.24

On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will be dependent upon future stock based compensation awards granted. The Company recorded $14 million, $31 million and $4 million of option compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

In January 2004, Charter began an option exchange program in which the Company offered its employees the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employees outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of Charter’s 47,882,365 total options issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter's board of directors who were not also employees of the Company or any of its subsidiaries were not eligible to participate in the exchange offer.

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

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter's Long-Term Incentive Program ("LTIP"), which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter's performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award. Charter granted 3.2 million and 6.9 million shares in 2005 and 2004, respectively, under this program and recognized expense of $1 million and $8 million in the first three quarters of 2005 and 2004, respectively. However, in the fourth quarter of 2005 and 2004, the Company reversed the entire $1 million and $8 million, respectively, of expense based on the Company’s assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance shares to vest. In February 2006, Charter’s Compensation Committee approved a modification to the financial performance measures required to be met for the 2005 performance shares to vest after which management believes that a approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period.

18. Hurricane Asset Retirement Loss

Certain of the Company’s cable systems in Louisiana suffered significant plant damage as a result of hurricanes Katrina and Rita in September 2005. As a result, the Company wrote off $19 million of its plants’ net book value in the third quarter of 2005.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

19. Special Charges

In the fourth quarter of 2002, the Company began a workforce reduction program and consolidation of its operations from three divisions and ten regions into five operating divisions, eliminating redundant practices and streamlining its management structure. The Company has recorded special charges as a result of reducing its workforce, executive severance and consolidating administrative offices in 2003, 2004 and 2005. The activity associated with this initiative is summarized in the table below.

	Severance/Leases	Litigation	Other	Total Special Charge

Balance at December 31, 2002	$31

Special Charges	26	$--	$(5)	$21
Payments	(43)
Balance at December 31, 2003	14

Special Charges	12	$92	$--	$104
Payments	(20)
Balance at December 31, 2004	6

Special Charges	6	$1	$--	$7
Payments	(8)
Balance at December 31, 2005	$4

For the year ended December 31, 2003, the severance and lease costs were offset by a $5 million settlement from the Internet service provider Excite@Home related to the conversion of high-speed Internet customers to Charter Pipeline service in 2001. For the year ended December 31, 2004, special charges include approximately $85 million, as part of a settlement of the consolidated federal class action and federal derivative action lawsuits and approximately $10 million of litigation costs related to the settlement of a 2004 national class action suit (see Note 22). For the year ended December 31, 2004, special charges were offset by $3 million received from a third party in settlement of a legal dispute. For the year ended December 31, 2005, special charges also include approximately $1 million related to various legal settlements.

20. Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax. CCO Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of CCO Holdings’ indirect subsidiaries are corporations that are subject to income tax.

For the years ended December 31, 2005 and 2003, the Company recorded income tax expense related to increases in deferred tax liabilities and current federal and state income taxes primarily related to differences in accounting for franchises at our indirect corporate subsidiaries. For the year ended December 31, 2004, the Company recorded income tax benefit for its indirect corporate subsidiaries primarily related to differences between book and tax accounting for franchises, primarily resulting from the impairment recorded during 2004.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Current and deferred income tax (expense) benefit is as follows:

	December 31,
	2005	2004	2003
Current expense:
Federal income taxes	$(2)	$(2)	$(1)
State income taxes	(4)	(4)	(1)

Current income tax expense	(6)	(6)	(2)

Deferred benefit (expense):
Federal income taxes	(3)	50	(10)
State income taxes	--	7	(1)

Deferred income tax benefit (expense)	(3)	57	(11)

Total income benefit (expense)	$(9)	$51	$(13)

The Company recorded the portion of the income tax benefit associated with the adoption of EITF Topic D-108 as a $16 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the year ended December 31, 2004.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 5% for the years ended December 31, 2005, 2004 and 2003 as follows:

	December 31,
	2005	2004	2003

Statutory federal income taxes	$87	$887	$(15)
State income taxes, net of federal benefit	12	127	(2)
Losses allocated to limited liability companies not subject to income taxes	(128)	(943)	30
Valuation allowance used (provided)	20	(20)	(26)

Income tax benefit (expense)	(9)	51	(13)
Less: cumulative effect of accounting change	--	(16)	--

Income tax benefit (expense)	$(9)	$35	$(13)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 for the indirect corporate subsidiaries of the Company which are included in long-term liabilities are presented below.

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$80	$95
Other	6	8

Total gross deferred tax assets	86	103
Less: valuation allowance	(51)	(71)

Net deferred tax assets	$35	$32

Deferred tax liabilities:
Property, plant & equipment	$(41)	$(39)
Franchises	(207)	(201)

Gross deferred tax liabilities	(248)	(240)

Net deferred tax liabilities	$(213)	$(208)

As of December 31, 2005 and 2004, the Company has deferred tax assets of $86 million and $103 million, respectively, which primarily relate to net operating loss carryforwards of certain of its indirect corporate subsidiaries. These net operating loss carryforwards (generally expiring in years 2006 through 2025), are subject to certain return limitations. Valuation allowances of $51 million and $71 million exist with respect to these carryforwards as of December 31, 2005 and 2004, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that the deferred tax assets will be realized prior to the expiration of the tax net operating loss carryforwards in 2006 through 2025, except for those tax net operating loss carryforwards that may be subject to certain limitations. Because of the uncertainty associated in realizing the deferred tax assets associated with the potentially limited tax net operating loss carryforwards, valuation allowances have been established except for deferred tax assets available to offset deferred tax liabilities.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 and 2003. The results of the Company (excluding the Company’s indirect corporate subsidiaries) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

21. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for the cable systems owned or operated by its subsidiaries. The

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations. Such costs totaled $212 million, $202 million and $210 million for the years ended December 31, 2005, 2004 and 2003, respectively. All other costs incurred on the behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. For the years ended December 31, 2005, 2004 and 2003, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries. The Company’s credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to engage in any business transaction outside the cable transmission business except for certain existing approved investments. Charter, Charter Holdco or any of their subsidiaries may not pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, unless Mr. Allen consents to Charter or its subsidiaries engaging in the business transaction. The cable transmission business means the business of transmitting video, audio, including telephone, and data over cable systems owned, operated or managed by Charter, Charter Holdco or any of their subsidiaries from time to time.

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV L.L.C. ("TechTV"), Oxygen Media Corporation ("Oxygen Media"), Digeo, Inc., Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network ("Action Sports") and Microsoft Corporation. In May 2004, TechTV was sold to an unrelated third party. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated ("Vulcan Ventures") and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003 and he resigned as a director of Charter in April 2004. The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

The Company received or receives programming for broadcast via its cable systems from TechTV (now G4), Oxygen Media and Trail Blazers Inc. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2005, 2004 and 2003 were each less than 1% of total operating expenses.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Tech TV. The Company received from TechTV programming for distribution via its cable system pursuant to an affiliation agreement. The affiliation agreement provided, among other things, that TechTV must offer Charter certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter's interactive television platforms through December 31, 2006 (exclusive for the first year). For the years ended December 31, 2005 and 2004, the Company recognized approximately $1 million and $5 million, respectively, of the Vulcan Programming payment as an offset to programming expense.

Oxygen. Oxygen Media LLC ("Oxygen") provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen whereby the Company agreed to carry programming content from Oxygen. Under the carriage agreement, the Company currently makes Oxygen programming available to approximately 5 million of its video customers. In August 2004, Charter Holdco and Oxygen entered into agreements that amended and renewed the carriage agreement. The amendment to the carriage agreement (a) revised the number of the Company's customers to which Oxygen programming must be carried and for which the Company must pay, (b) released Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) required Oxygen to make payment on outstanding receivables for launch incentives due to the Company under the carriage agreement; and (d) requires that Oxygen provide its programming content to the Company on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than the Company. The renewal of the carriage agreement (a) extends the period that the Company will carry Oxygen programming to its customers through January 31, 2008, and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks. For the years ended December 31, 2005, 2004 and 2003, the Company paid Oxygen approximately $9 million, $13 million and $9 million, respectively. In addition, Oxygen pays the Company launch incentives for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. The Company recorded approximately $0.1 million related to these launch incentives as a reduction of programming expense for the year ended December 31, 2005 and $1 million for each of the years ended December 31, 2004 and 2003, respectively.

In August 2004, Charter Holdco and Oxygen also amended the equity issuance agreement to provide for the issuance of 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco on February 1, 2005 in place of the $34 million of unregistered shares of Oxygen Media common stock required under the original equity issuance agreement. Oxygen Media delivered these shares in March 2005. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator which is the fair market value per share of Oxygen Media common stock on the conversion date.

The Company recognized the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $2 million, $13 million, and $9 million, respectively, as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $33 million and $32 million as of December 31, 2005 and 2004, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Digeo, Inc. In March 2001, Charter Communications Ventures, LLC ("Charter Ventures") and Vulcan Ventures formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovers its amount contributed and any cumulative loss allocations, Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures is not required to make any capital contributions, including capital calls to Digeo. DBroadband Holdings, LLC is therefore not included in the Company’s consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.

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

On September 28, 2002, Charter entered into a second amendment to its broadband carriage agreement with Digeo Interactive. This amendment superseded the amendment of September 27, 2001. It provided for the development by Digeo Interactive of future features to be included in the Basic i-TV service to be provided by Digeo and for Digeo’s development of an interactive "toolkit" to enable Charter to develop interactive local content. Furthermore, Charter could request that Digeo Interactive manage local content for a fee. The amendment provided for Charter to pay for development of the Basic i-TV service as well as license fees for customers who would receive the service, and for Charter and Digeo to split certain revenues earned from the service. The Company paid Digeo Interactive approximately $3 million, $3 million and $4 million for the years ended December 31, 2005, 2004 and 2003, respectively, for customized development of the i-channels and the local content tool kit. This amendment expired pursuant to its terms on December 31, 2003. Digeo Interactive is continuing to provide the Basic i-TV service on a month-to-month basis.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder ("DVR"') units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo's proprietary software for the number of DVR units that Charter deployed from a maximum of 10 headends through year-end 2004. This maximum number of headends restriction was expanded and eventually eliminated through successive agreement amendments and the date for entering into license agreements for units deployed was extended. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement provides that Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. The Company paid approximately $1 million in license and maintenance fees in 2005.

In April 2004, the Company launched DVR service using units containing the Digeo software in its Rochester, Minnesota market using a broadband media center that is an integrated set-top terminal with a cable converter, DVR hard drive and connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras).

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo's proprietary software on terms

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet. Product development and testing has been completed. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances. The Company paid approximately $10 million and $1 million for the years ended December 31, 2005 and 2004, respectively, in capital purchases under this agreement.

CC VIII. As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC, CCO Holdings’ indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC's capital account and Mr. Allen's capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

An issue arose as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Thereafter, the board of directors of Charter formed a Special Committee of independent directors to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a "scrivener’s error" had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagreed with the Special Committee’s determinations described above and so notified the Special Committee. Mr. Allen contended that the transaction was accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures. The Special Committee and Mr. Allen determined to utilize the Delaware Court of Chancery's program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute.

As of October 31, 2005, Mr. Allen, the Special Committee, Charter, Charter Holdco and certain of their affiliates, agreed to settle the dispute, and execute certain permanent and irrevocable releases pursuant to the Settlement Agreement and Mutual Release agreement dated October 31, 2005 (the "Settlement"). Pursuant to the Settlement, Charter Investment, Inc. ("CII") has retained 30% of its CC VIII interest (the "Remaining Interests"). The Remaining Interests are subject to certain drag along, tag along and transfer restrictions as detailed in the revised CC VIII Limited Liability Company Agreement. CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco, to a newly formed entity, CCHC (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings). Of the 70% of the CC VIII preferred interests, 7.4% has been transferred by CII to CCHC for a subordinated exchangeable note with an initial accreted value of $48 million, accreting at 14%, compounded quarterly, with a 15-year maturity (the "Note"). The remaining 62.6% has been transferred by CII to

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

As part of the Settlement, CC VIII issued approximately 49 million additional Class B units to CC V in consideration for prior capital contributions to CC VIII by CC V, with respect to transactions that were unrelated to the dispute in connection with CII’s membership units in CC VIII. As a result, Mr. Allen’s pro rata share of the profits and losses of CC VIII attributable to the Remaining Interests is approximately 5.6%.

The Note is exchangeable, at CII’s option, at any time, for Charter Holdco Class A Common units at a rate equal to the then accreted value, divided by $2.00 (the "Exchange Rate"). Customary anti-dilution protections have been provided that could cause future changes to the Exchange Rate. Additionally, the Charter Holdco Class A Common units received will be exchangeable by the holder into Charter common stock in accordance with existing agreements between CII, Charter and certain other parties signatory thereto. Beginning February 28, 2009, if the closing price of Charter common stock is at or above the Exchange Rate for a certain period of time as specified in the Exchange Agreement, Charter Holdco may require the exchange of the Note for Charter Holdco Class A Common units at the Exchange Rate.

CCHC has the right to redeem the Note under certain circumstances, for cash in an amount equal to the then accreted value, such amount, if redeemed prior to February 28, 2009, would also include a make whole up to the accreted value through February 28, 2009. CCHC must redeem the Note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.

Charter’s Board of Directors has determined that the transferred CC VIII interests remain at CCHC.

Helicon. In 1999, the Company purchased the Helicon cable systems. As part of that purchase, Mr. Allen entered into a put agreement with a certain seller of the Helicon cable systems that received a portion of the purchase price in the form of a preferred membership interest in Charter Helicon, LLC with a redemption price of $25 million plus accrued interest. Under the Helicon put agreement, such holder had the right to sell any or all of the interest to Mr. Allen prior to its mandatory redemption in cash on July 30, 2009. On August 31, 2005, 40% of the preferred membership interest was put to Mr. Allen. The remaining 60% of the preferred interest in Charter Helicon, LLC remained subject to the put to Mr. Allen. Such preferred interest was recorded in other long-term liabilities. On October 6, 2005, Charter Helicon, LLC redeemed all of the preferred membership interest for the redemption price of $25 million plus accrued interest.

22. Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2005 for its contractual obligations.

	Total	2006	2007	2008	2009	2010	Thereafter

Contractual Obligations
Operating and Capital Lease Obligations (1)	$94	$20	$15	$12	$10	$13	$24
Programming Minimum Commitments (2)	1,253	342	372	306	233	--	--
Other (3)	301	146	49	21	21	21	43

Total	$1,648	$508	$436	$339	$264	$34	$67

(1) The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2005, 2004 and 2003, were $23 million, $23 million and $30 million, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $1.4 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) "Other" represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company also rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2005, 2004 and 2003, was $46 million, $43 million and $40 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Company also pays other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $170 million, $164 million and $162 million for the years ended December 31, 2005, 2003 and 2002, respectively.

•
The Company also has $165 million in letters of credit, primarily to its various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount the Company may borrow under its credit facilities.

Litigation

Securities Class Actions and Derivative Suits

In 2002 and 2003, Charter had a series of lawsuits filed against Charter and certain of its former and present officers and directors (collectively the "Actions"). In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Actions. Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. On June 30, 2005, the Court issued its final approval of the settlements. At the end of September 2005, after the period for appeals of the settlements expired, Stipulations of Dismissal were filed with the Eighth Circuit Court of Appeals resulting in the dismissal of the two appeals with prejudice. Procedurally therefore, the settlements are final.

As amended, the Stipulations of Settlement provided that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which was to include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million was to be paid in cash (by Charter’s insurance carriers) and the $80 million balance was to be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

$80 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $2 million discount in respect of that portion allocable to plaintiffs’ attorneys’ fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million; however, by agreement with its carrier, Charter paid $4.5 million in cash in lieu of issuing such shares. As a result in 2004, the Company recorded an $85 million special charge on its consolidated statement of operations. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it was held in escrow pending resolution of the appeals. Those appeals are now resolved.

In October 2001 and 2002, two class action lawsuits were filed against Charter alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were "cable ready." In April 2004, the parties participated in a mediation which resulted in settlement of the lawsuits. As a result of the settlement, we recorded a special charge of $9 million in our consolidated statement of operations in 2004. In December 2004 the court entered a written order formally approving that settlement.

Furthermore, the Company is also party to, other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission ("FCC"), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

Future legislative and regulatory changes could adversely affect the Company’s operations, including, without limitation, additional regulatory requirements the Company may be required to comply with as it offers new services such as telephone.

23.	Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $6 million, $7 million and $7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

24. Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB No. 29. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company adopted this pronouncement effective April 1, 2005. The exchange transaction discussed in Note 3 was accounted for under this standard.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

In December 2004, the FASB issued the revised SFAS No. 123, Share — Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for the Company beginning January 1, 2006. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the Company does not expect this revised standard to have a material impact on its financial statements.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

Charter does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s accompanying financial statements.

25. Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted from distribution to CCO Holdings, the parent company. The following condensed parent-only financial statements of CCO Holdings account for the investment in its subsidiaries under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

CCO Holdings, LLC (Parent Company Only)
Condensed Balance Sheet

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$1	$541
Receivables from related party	2	16
Loans receivables from related party	105	361
Investment in subsidiaries	6,269	6,673
Other assets	27	22

Total assets	$6,404	$7,613

LIABILITIES AND MEMBER’S EQUITY
Current liabilities	$13	$10
Long-term debt	1,344	1,050
Payable to related party	3	--
Member’s equity	5,044	6,553

Total liabilities and member’s equity	$6,404	$7,613

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

Condensed Statement of Operations

	Year Ended December 31,
	2005	2004	2003

Interest expense, net	$(92)	$(31)	$(5)
Loss on extinguishment of debt	(1)	--	--
Equity in income (losses) of subsidiaries	(165)	(3,309)	40
Other, net	--	--	(5)

Net income (loss)	$(258)	$(3,340)	$30

Condensed Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(258)	$(3,340)	$30
Noncash interest expense	4	7	--
Equity in (income) losses of subsidiaries	165	3,309	(40)
Changes in operating assets and liabilities	2	(17)	5

Net cash flows from operating activities	(87)	(41)	(5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(500)	--	(135)
Distributions from subsidiaries	792	784	545

Net cash flows from investing activities	292	784	410

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	294	550	500
Capital contributions	--	--	10
Distributions to parent companies	(925)	(738)	(545)
Loans to related party	(105)	--	(361)
Payments for debt issuance costs	(9)	(14)	(9)

Net cash flows from financing activities	(745)	(202)	(405)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(540)	541	--
CASH AND CASH EQUIVALENTS, beginning of year	541	--	--

CASH AND CASH EQUIVALENTS, end of year	$1	$541	$--

26.	Subsequent Events

In February 2006, the Company signed two separate definitive agreements to sell certain cable television systems serving a total of approximately 316,000 analog video customers in West Virginia, Virginia, Illinois and Kentucky for a total of approximately $896 million. The closings of these transactions are expected to occur in the third quarter of 2006. Under the terms of the Bridge Loan, bridge availability will be reduced by the proceeds of asset sales. The Company expects to use the net proceeds from the asset sales to repay (but not reduce permanently) amounts outstanding under the Company’s revolving credit facility and that the asset sale proceeds, along with other

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(dollars in millions, except where indicated)

existing sources of funds, will provide additional liquidity supplementing the Company’s cash availability in 2006 and beyond.