Form 10-Q
period 2006-06-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2006-08-14
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

CCO Holdings, LLC
CCO Holdings Capital Corp.
Quarterly Report on Form 10-Q for the Period ended June 30, 2006

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2006. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to CCO Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," “aim,” “on track” and "potential" among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43	$3
Accounts receivable, less allowance for doubtful accounts of
$19 and $17, respectively	178	212
Prepaid expenses and other current assets	20	22
Assets held for sale	768	--
Total current assets	1,009	237

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,014 and $6,712, respectively	5,354	5,800
Franchises, net	9,280	9,826
Total investment in cable properties, net	14,634	15,626

OTHER NONCURRENT ASSETS	196	224

Total assets	$15,839	$16,087

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$862	$875
Payables to related party	99	95
Liabilities held for sale	20	--
Total current liabilities	981	970

LONG-TERM DEBT	9,015	9,023
LOANS PAYABLE - RELATED PARTY	304	22
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	359	392
MINORITY INTEREST	631	622

MEMBER’S EQUITY:
Member’s equity	4,533	5,042
Accumulated other comprehensive income	2	2

Total member’s equity	4,535	5,044

Total liabilities and member’s equity	$15,839	$16,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES	$1,383	$1,266	$2,703	$2,481

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	611	546	1,215	1,081
Selling, general and administrative	279	250	551	483
Depreciation and amortization	340	364	690	730
Asset impairment charges	--	8	99	39
Other operating (income) expenses, net	7	(2)	10	6

	1,237	1,166	2,565	2,339

Operating income from continuing operations	146	100	138	142

OTHER INCOME AND (EXPENSES):
Interest expense, net	(197)	(168)	(390)	(324)
Other income (expenses), net	(26)	15	(19)	35

	(223)	(153)	(409)	(289)

Loss from continuing operations before income taxes	(77)	(53)	(271)	(147)

INCOME TAX EXPENSE	(2)	(2)	(4)	(8)

Loss from continuing operations	(79)	(55)	(275)	(155)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	23	10	38	19

Net loss	$(56)	$(45)	$(237)	$(136)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237)	$(136)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	698	759
Asset impairment charges	99	39
Noncash interest expense	14	13
Deferred income taxes	--	5
Other, net	27	(31)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	29	(10)
Prepaid expenses and other assets	--	(21)
Accounts payable, accrued expenses and other	(17)	(46)
Receivables from and payables to related party, including management fees	(1)	(20)

Net cash flows from operating activities	612	552

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(539)	(542)
Change in accrued expenses related to capital expenditures	(9)	48
Proceeds from sale of assets	9	8
Purchase of cable system	(42)	--
Proceeds from investments	28	16
Other, net	--	(2)

Net cash flows from investing activities	(553)	(472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,830	635
Borrowings from related parties	300	140
Repayments of long-term debt	(5,838)	(819)
Repayments to related parties	(20)	(107)
Payments for debt issuance costs	(19)	(3)
Contributions	148	--
Distributions	(420)	(450)

Net cash flows from financing activities	(19)	(604)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40	(524)
CASH AND CASH EQUIVALENTS, beginning of period	3	546

CASH AND CASH EQUIVALENTS, end of period	$43	$22

CASH PAID FOR INTEREST	$363	$308

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$37	$333
Retirement of Renaissance Media Group LLC debt	$(37)	$--
Retirement of Charter Communications Holdings, LLC notes and accrued interest	$--	$(343)
Transfer of property, plant and equipment from parent company	$--	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

CCO Holdings, LLC ("CCO Holdings") is a holding company whose principal assets at June 30, 2006 are the equity interests in its operating subsidiaries. CCO Holdings is a direct subsidiary of CCH II, LLC ("CCH II") which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings"). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. ("Charter"). The condensed consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand, and telephone. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

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

The Company had net loss of $56 million and $45 million for the three months ended June 30, 2006 and 2005, respectively, and $237 million and $136 million for the six months ended June 30, 2006 and 2005, respectively. The Company’s net cash flows from operating activities were $612 million and $552 million for the six months ended June 30, 2006 and 2005, respectively.

Recent Financing Transactions

In January 2006, CCH II and CCH II Capital Corp., the Company’s parent companies, issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly through loans payable-related party and capital contributions, to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously and margins on base

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the Company’s bridge loan was terminated.

On August 11, 2006, the Company’s parent companies, Charter, CCHC, LLC ("CCHC") and CCH II filed a registration statement on Form S-4 with the SEC relating to a proposed exchange offer whereby holders of Charter’s outstanding 5.875% senior convertible notes due 2009 (the ‘‘Charter convertible notes’’) will be offered the right to exchange up to $450 million of such notes for up to $188 million in cash, up to 45 million shares of Charter Class A Common Stock, par value $0.001 (the "Class A Common Stock"), and up to $146 million aggregate principal amount of CCH II’s Senior Notes due 2010 (the ‘‘additional CCH II 2010 notes’’), in each case subject to certain rights to amend or otherwise modify these offers as set forth in the related exchange offer prospectus and any supplements thereto (the ‘‘Charter exchange offer’’). The Charter exchange offer will expire at 11:59 p.m., ET, on September 8, 2006, unless extended or earlier terminated.

Also on August 11, 2006, and concurrently with the Charter exchange offer, the Company’s parent companies, CCH II and CCH I, LLC ("CCH I") have commenced private offers (the "private exchange offers'') in which certain holders of certain of Charter Holdings' outstanding notes are being offered the right to exchange those notes for up to $200 million principal amount of CCH II 10.25% Senior Notes due 2013 ("CCH II 2013 notes'') and up to $675 million principal amount of CCH I 11% Senior Secured Notes due 2015 ("CCH I notes''). The CCH I notes to be issued in the private exchange offers, if issued, will be of the same class as the currently outstanding $3.525 billion principal amount of CCH I notes. Charter Holdings will unconditionally guarantee the CCH II 2013 notes. Charter Holdings guarantees the currently outstanding CCH I notes and will guarantee the CCH I notes to be issued in the private exchange offers. The private exchange offers will expire at 11:59 p.m., ET, on September 8, 2006, unless extended. As noted below, the CC VIII Interest (defined below) to be held by CCH I will be pledged as security for any CCH I notes that may be issued in the private exchange offers and all outstanding CCH I notes. The CCH I notes currently outstanding are, and the CCH I notes to be issued in the private exchange offers also will be secured by a pledge of CCH I's equity interests in CCH II. Neither consummation of the Charter exchange offer nor the private exchange offers is conditioned upon consummation of the other offer.

As part of the private exchange offers, CCHC will contribute its 70% interest (the "CC VIII Interest'') in the Class A preferred equity interests of CC VIII, LLC ("CC VIII''), a majority-owned indirect subsidiary of Charter Communications Operating, LLC, to CCH I. The CC VIII Interest will be pledged as security for all CCH I notes, including those that may be issued in the private exchange offers described above. The CC VIII preferred interests are entitled to a 2% accreting priority return on the priority capital. The CC VIII Interest represents approximately 13% of the total equity interests in CC VIII at June 30, 2006. CC VIII owns systems with approximately 934,000 analog video customers at June 30, 2006.

The Company's long-term financing as of June 30, 2006 consists of $5.8 billion of credit facility debt and $3.2 billion accreted value of high-yield notes. For the remainder of 2006, none of the Company’s debt matures, and in 2007 and 2008, $25 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the six months ended June 30, 2006, the Company generated $612 million of net cash flows from operating activities, after paying cash interest of $363 million. In addition, the Company used approximately $539 million for purchases of property, plant and equipment. Finally, the Company used $19 million of net cash flows in financing activities.

The Company expects that cash on hand, cash flows from operating activities, proceeds from sales of assets, and the amounts available under its credit facilities will be adequate to meet its and its parent companies’ cash needs through 2007. The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its and its parent companies’

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

interest and principal repayment obligations in 2008 and will not be sufficient to fund such needs in 2009, and beyond. The Company has been advised that Charter continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Debt Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios, and meet financial tests and to provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors. As of June 30, 2006, the Company is in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of June 30, 2006, the Company’s potential availability under its credit facilities totaled approximately $900 million, none of which was limited by covenant restrictions. In the past, the Company’s actual availability under its credit facilities has been limited by covenant restrictions. There can be no assurance that the Company’s actual availability under its credit facilities will not be limited by covenant restrictions in the future. However, pro forma for the closing of the asset sales on July 1, 2006, and the related application of net proceeds to repay amounts outstanding under the Company’s revolving credit facility, potential availability under the Company’s credit facilities as of June 30, 2006 would have been approximately $1.7 billion, although actual availability would have been limited to $1.3 billion because of limits imposed by covenant restrictions. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company's business and have a material adverse effect on the Company’s business and results of operations. A failure by Charter Holdings, CCH I Holdings, LLC ("CIH"), CCH I or CCH II to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH, CCH I or CCH II would give the lenders under the Company’s credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing the Company’s notes. On a consolidated basis, the Company’s parent companies have a significant level of debt, which, including the Company’s debt, totaled approximately $19.9 billion as of June 30, 2006, as discussed below.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $863 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of June 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $74 million of U.S. government securities pledged as security for the next three scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

As of June 30, 2006, Charter Holdings, CIH, CCH I and CCH II had approximately $9.9 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $684 million and $9.1 billion maturing in 2007, 2008, 2009 and thereafter, respectively. Charter Holdings, CIH, CCH I and CCH II will need to raise additional capital or receive distributions or payments from the Company in order to satisfy their debt obligations. However, because of their significant indebtedness, the Company’s ability and the ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain. During the six months ended June 30, 2006, the Company distributed $420 million of cash to its parent company.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, Charter Holdings, CIH, CCH I and CCH II) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default under the applicable indenture, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of Charter’s convertible senior notes, other specified tests are met. For the quarter ended June 30, 2006, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on June 30, 2006 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at such time. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of such distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures. However, distributions for payment of interest on Charter’s convertible senior notes are further limited to when each applicable subsidiary’s leverage ratio test is met and other specified tests are met. There can be no assurance that the applicable subsidiary will satisfy these tests at the time of such distribution.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met. For the quarter ended June 30, 2006, there was no default under Charter Holdings’ indentures and Charter Holdings met its leverage ratio test based on June 30, 2006 financial results. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at such time. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of such distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

3.	Sale of Assets

In 2006, the Company signed three separate definitive agreements to sell certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total of approximately $971 million. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the six months ended June 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. In the third quarter of 2006, the Company expects to record a gain of approximately $200 million on the Cebridge Transaction. In addition, assets and liabilities to be sold have been presented as held for sale. Assets held for sale on the Company's balance sheet as of June 30, 2006 included current assets of approximately $6 million, property, plant and equipment of approximately $319 million and franchises of approximately $443 million. Liabilities held for sale on the Company's balance sheet as of June 30, 2006 included current liabilities of approximately $7 million and other long-term liabilities of approximately $13 million.

During the second quarter of 2006, the Company determined, based on changes in the Company’s organizational and cost structure, that its asset groupings for long lived asset accounting purposes are at the level of their individual market areas, which are at a level below the Company’s geographic clustering. As a result, the Company has

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax for the three and six months ended June 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Summarized consolidated financial information for the three and six months ended June 30, 2006 and 2005 for the West Virginia and Virginia cable systems is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$55	$57	$109	$113
Net income	$23	$10	$38	$19

In July 2006, the Company closed the Cebridge Transaction and New Wave Transaction for net proceeds of approximately $896 million. The Company used the net proceeds from the asset sales to repay (but not reduce permanently) amounts outstanding under the Company’s revolving credit facility. The Orange Transaction is scheduled to close in the third quarter of 2006.

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska representing a total of approximately 33,000 analog video customers. During the six months ended June 30, 2005, certain of those cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three and six months ended June 30, 2005 of approximately $8 million and $39 million, respectively.

4.	Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

As of June 30, 2006 and December 31, 2005, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,263	$--	$9,263	$9,806	$--	$9,806
Goodwill	61	--	61	52	--	52

	$9,324	$--	$9,324	$9,858	$--	$9,858
Finite-lived intangible assets:

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Franchises with finite lives	$23	$6	$17	$27	$7	$20

For the six months ended June 30, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $441 million and $2 million, respectively, related to franchises reclassified as assets held for sale. For the six months ended June 30, 2006, franchises with indefinite lives also decreased $3 million related to a cable asset sale completed in the first quarter of 2006 and $99 million as a result of the asset impairment charges recorded related to assets held for sale (see Note 3). Franchise amortization expense for the three and six months ended June 30, 2006 was approximately $1 million and $1 million, respectively, and $1 million and $2 million for the three and six months ended June 30, 2005, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the six months ended June 30, 2006, the net carrying amount of goodwill increased $9 million as a result of the Company’s purchase of certain cable systems in Minnesota from Seren Innovations, Inc. in January 2006.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Accounts payable - trade	$72	$100
Accrued capital expenditures	64	73
Accrued expenses:
Interest	129	118
Programming costs	297	272
Franchise-related fees	55	67
Compensation	64	60
Other	181	185

	$862	$875

6.	Long-Term Debt

Long-term debt consists of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
CCO Holdings, LLC:
8¾% senior notes due 2013	$800	$795	$800	$794
Senior floating notes due 2010	550	550	550	550
Charter Communications Operating, LLC:
8% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	770	770	733	733
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	--	--	114	115

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Credit Facilities
Charter Operating	5,800	5,800	5,731	5,731
	$9,020	$9,015	$9,028	$9,023

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

In January 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In March 2006, the Company exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of new Charter Operating 8 3/8% senior second-lien notes due 2014 issued in a private transaction under Rule 144A. The terms and conditions of the new Charter Operating 8 3/8% senior second-lien notes due 2014 are identical to Charter Operating’s currently outstanding 8 3/8% senior second-lien notes due 2014. In June 2006, the Company retired the remaining $77 million principal amount of Renaissance Media Group LLC’s 10% senior discount notes due 2008.

Gain (loss) on extinguishment of debt

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the Company's bridge loan was terminated. The refinancing resulted in a loss on extinguishment of debt for the three and six months ended June 30, 2006 of approximately $27 million included in other income (expenses), net on the Company’s condensed consolidated statements of operations.

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

In March 2005, CCO Holdings’ subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt for the six months ended June 30, 2005 of approximately $5 million included in other income (expenses), net on the Company’s condensed consolidated statements of operations. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) became guarantors under the Charter Operating  credit facilities and granted a lien on their assets to the same extent as granted by the other guarantors under the credit facility.

7.	Loans Payable-Related Party

Loans payable-related party as of June 30, 2006 consists of loans from Charter Holdco, Charter Holdings and CCH II to the Company of $4 million, $105 million and $195 million, respectively. Loans payable-related party as of December 31, 2005 consists of loans from Charter Holdco to the Company of $22 million. These loans bear interest at a rate of LIBOR plus 3.0%, reset quarterly. These loans are subject to certain limitations and may be repaid with borrowings under the Company’s revolving credit facility.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

8.	Minority Interest

Minority interest on the Company’s consolidated balance sheets as of June 30, 2006 and December 31, 2005 primarily represents preferred membership interests in CC VIII, an indirect subsidiary of CCO Holdings, of $631 million and $622 million, respectively. As more fully described in Note 19, this preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder, and CCHC. Minority interest in the accompanying condensed consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 18.6% of CC VIII’s income, net of accretion.

9.	Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the three months ended June 30, 2006 and 2005 was $55 million and $44 million, respectively, and $237 million and $126 million for the six months ended June 30, 2006 and 2005, respectively.

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For each of the three months ended June 30, 2006 and 2005, other income includes gains of $0, and for the six months ended June 30, 2006 and 2005, other income includes gains of $2 million and $1 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended June 30, 2006 and 2005, a gain of $1 million and $0, respectively, and for the six months ended June 30, 2006 and 2005, a gain of $0 and $9 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2006 and 2005, other income includes gains of $3 million and losses of $1 million, respectively, and for the six months ended June 30, 2006 and 2005, other income includes gains of $9 million and $25 million, respectively, for interest rate derivative instruments not designated as hedges.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As of June 30, 2006 and December 31, 2005, the Company had outstanding $1.8 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

11.	Revenues

Revenues consist of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Video	$853	$821	$1,684	$1,623
High-speed Internet	261	218	506	425
Telephone	29	8	49	14
Advertising sales	79	73	147	135
Commercial	76	66	149	128
Other	85	80	168	156

	$1,383	$1,266	$2,703	$2,481

12.	Operating Expenses

Operating expenses consist of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Programming	$379	$336	$755	$678
Service	205	186	408	356
Advertising sales	27	24	52	47

	$611	$546	$1,215	$1,081

13.	Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

General and administrative	$236	$220	$471	$418
Marketing	43	30	80	65

	$279	$250	$551	$483

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Components of selling expense are included in general and administrative and marketing expense.

14.	Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Loss on sale of assets, net	$--	$--	$--	$4
Special charges, net	7	(2)	10	2

	$7	$(2)	$10	$6

Special charges for the three and six months ended June 30, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring. Special charges for the six months ended June 30, 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.

For the three and six months ended June 30, 2005, special charges were offset by approximately $2 million related to an agreed upon discount in respect of the portion of settlement consideration payable under the settlement terms of class action lawsuits.

15.	Other Income (Expenses), Net

Other income (expenses), net consists of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Gain (loss) on derivative instruments and hedging activities, net	$3	$(1)	$11	$26
Gain (loss) on extinguishment of debt	(27)	(1)	(27)	(6)
Minority interest	(6)	(3)	(10)	(6)
Gain on investments	5	20	4	21
Other, net	(1)	--	3	--

	$(26)	$15	$(19)	$35

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As of June 30, 2006 and December 31, 2005, the Company had net deferred income tax liabilities of approximately $213 million.  The net deferred income tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

During the three and six months ended June 30, 2006, the Company recorded $2 million and $4 million of income tax expense, respectively, and during the three and six months ended June 30, 2005, the Company recorded $2 million and $8 million of income tax expense, respectively.  The income tax expense is recognized through current federal and state income tax expense as well as increases to the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 and 2003.  The Company’s results (excluding the indirect corporate subsidiaries) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

17.	Contingencies

The Company is a party to lawsuits and claims that arise in the ordinary course of conducting its business. The ultimate outcome of all of these legal matters pending against the Company or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

18.	Stock Compensation Plans

Charter has stock option plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20,000,000 shares of Charter Class A common stock), as each term is defined in the Plans. Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the Plans. Options granted generally vest over four to five years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date. The Plans allow for the issuance of up to a total of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three months ended June 30, 2006 and 2005, respectively: risk-free interest rates of 5.0% and 3.8%; expected volatility of 91.0% and 70.1%; and expected lives of 6.25 years and 4.5 years, respectively. The following weighted average assumptions were used for grants during the six months ended June 30, 2006 and 2005, respectively: risk-free interest rates of 4.6% and 3.8%; expected volatility of 91.6% and 71.3%; and expected lives of 6.25 years and 4.5 years, respectively. The valuations assume no dividends are paid. During the three and six months ended June 30, 2006, Charter granted 0.1 million and 4.9 million stock options, respectively, with a weighted average exercise price of $1.02 and $1.07, respectively. As of June 30, 2006, Charter had 28.6 million and 10.7 million options outstanding and exercisable, respectively, with weighted average exercise prices of $3.97 and $7.27, respectively, and weighted average remaining contractual lives of 8 years and 6 years, respectively.

On January 1, 2006, the Company adopted revised SFAS No. 123, Share - Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements. The Company recorded $3 million and $4 million of option compensation expense which

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

is included in general and administrative expense for the three months ended June 30, 2006 and 2005, respectively, and $7 million and $8 million for the six months ended June 30, 2006 and 2005, respectively.

In February 2006, the Compensation and Benefits Committee of Charter’s Board of Directors approved a modification to the financial performance measures under Charter's Long-Term Incentive Program ("LTIP") required to be met for the performance shares to vest. After the modification, management believes that approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period. During the six months ended June 30, 2006, Charter granted an additional 8.0 million performance shares under the LTIP. The impacts of such grant and the modification of the 2005 awards was $1 million for the six months ended June 30, 2006.

19.	Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

CC VIII, LLC

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC, CCO Holdings’ indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with an initial value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate. In the event of a liquidation of CC VIII, the owners of the CC VIII interest would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and the owners of the CC VIII interest in proportion to their capital accounts (which would have equaled the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

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

As of October 31, 2005, Mr. Allen, the Special Committee, Charter, Charter Holdco and certain of their affiliates, agreed to settle the dispute, and execute certain permanent and irrevocable releases pursuant to the Settlement Agreement and Mutual Release agreement dated October 31, 2005 (the "Settlement"). Pursuant to the Settlement, Charter Investment, Inc. (“CII”) has retained 30% of its CC VIII interest (the "Remaining Interests"). The Remaining Interests are subject to certain transfer restrictions, including requirements that the Remaining Interests participate in a sale with other holders or that allow other holders to participate in a sale of the Remaining Interests, as detailed in the revised CC VIII Limited Liability Company Agreement. CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco, to a newly formed entity, CCHC (a direct subsidiary of Charter Holdco and

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

the direct parent of Charter Holdings). Of the 70% of the CC VIII interest, 7.4% has been transferred by CII to CCHC for a subordinated exchangeable note with an initial accreted value of $48 million, accreting at 14% per annum, compounded quarterly, with a 15-year maturity (the "Note"). The remaining 62.6% has been transferred by CII to Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

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

CCHC has the right to redeem the Note under certain circumstances, for cash in an amount equal to the then accreted value. Such amount, if redeemed prior to February 28, 2009, would also include a make whole provision up to the accreted value through February 28, 2009. CCHC must redeem the Note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.

Charter’s Board of Directors has determined that the transferred CC VIII interest will remain at CCHC for the present time, but there are currently no contractual or other obligations of CCHC that would prevent the contribution of those assets to a subsidiary of CCHC.  As discussed in Note 2, CCHC will contribute the CC VIII interest to CCH I as part of the private exchange offers.

20.	Recently Issued Accounting Standards

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company will adopt FIN 48 effective January 1, 2007. The Company is currently assessing the impact of FIN 48 on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

CCO Holdings, LLC ("CCO Holdings") is a holding company whose principal assets as of June 30, 2006 are equity interests in its operating subsidiaries. CCO Holdings is a direct subsidiary of CCH II, LLC ("CCH II") which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings"). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. ("Charter"). "We," "us" and "our" refer to CCO Holdings and/or its subsidiaries.

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

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of June 30, 2006 and 2005:

	Approximate as of
	June 30,	June 30,
	2006 (a)	2005 (a)

Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,600,300	5,683,400
Multi-dwelling (bulk) and commercial unit customers (c)	275,800	259,700
Total analog video customers (b)(c)	5,876,100	5,943,100

Digital Video:
Digital video customers (d)	2,889,000	2,685,600

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,375,100	2,022,200
Residential telephone customers (f)	257,600	67,800

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At June 30, 2006 and 2005, "customers" include approximately 55,900 and 45,100 persons whose accounts were over 60 days past due in payment, approximately 14,300 and 8,200 persons whose accounts were over 90 days past due in payment, and approximately 8,900 and 4,500 of which were over 120 days past due in payment, respectively.

(b)
"Analog video customers" include all customers who receive video services (including those who also purchase high-speed Internet and telephone services) but excludes approximately 296,500 and 248,400 customers at June 30, 2006 and 2005, respectively, who receive high-speed Internet service only or telephone service only and who are only counted as high-speed Internet customers or telephone customers.

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

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on June 30, 2006 and 2005 are approximately 8,400 and 9,700 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	"Residential high-speed Internet customers" represent those customers who subscribe to our high-speed Internet service.

(f)	"Residential telephone customers" include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our debt and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. We had net losses of $237 million and $136 million for the six months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006 and 2005, our operating income from continuing operations was $138 million and $142 million, respectively. Operating income from continuing operations includes depreciation and amortization expense and asset impairment charges but excludes interest expense. We had operating margins of 5% and 6% for the six months ended June 30, 2006 and 2005, respectively.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our credit facilities. We expect we will continue to borrow under our credit facilities from time to time to fund cash needs. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under the indentures governing our outstanding notes and would have a material adverse effect on us. See "— Liquidity and Capital Resources."

Sale of Assets

In 2006, we signed three separate definitive agreements to sell certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total of approximately $971 million. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the six months ended June 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. In the third quarter of 2006, we expect to record a gain of approximately $200 million on the Cebridge Transaction. In addition, assets and liabilities to be sold have been presented as held for sale. We have also determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax for the three and six months ended June 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share and share data):

	Six Months Ended June 30,
	2006		2005

Revenues	$2,703	100%	$2,481	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	1,215	45%	1,081	44%
Selling, general and administrative	551	20%	483	19%
Depreciation and amortization	690	26%	730	29%
Asset impairment charges	99	4%	39	2%
Other operating expenses, net	10	--	6	--

	2,565	95%	2,339	94%

Operating income from continuing operations	138	5%	142	6%

Interest expense, net	(390)		(324)
Other income (expenses), net	(19)		35

	(409)		(289)

Loss before income taxes	(271)		(147)

Income tax expense	(4)		(8)

Loss from continuing operations	(275)		(155)

Income from discontinued operations, net of tax	38		19

Net loss	$(237)		$(136)

Revenues. The overall increase in revenues from continuing operations in 2006 compared to 2005 is principally the result of an increase from June 30, 2005 of 343,800 high-speed Internet customers, 194,300 digital video customers and 189,800 telephone customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 41,400 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, VOD, high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $79.73 for the six months ended June 30, 2006 from $72.47 for the six months ended June 30, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total revenue for the six months ended during the respective period, divided by six, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Six Months Ended June 30,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,684	62%	$1,623	66%	$61	4%
High-speed Internet	506	19%	425	17%	81	19%
Telephone	49	2%	14	1%	35	250%
Advertising sales	147	5%	135	5%	12	9%
Commercial	149	6%	128	5%	21	16%
Other	168	6%	156	6%	12	8%

	$2,703	100%	$2,481	100%	$222	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $58 million of the increase was the result of price increases and incremental video revenues from existing customers and approximately $24 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $21 million related to a decrease in analog video customers.

Approximately $73 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $8 million related to the increase in average price of the service.

Revenues from telephone services increased primarily as a result of an increase of 189,800 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local advertising sales and a one-time ad buy by a programmer. For the six months ended June 30, 2006 and 2005, we received $10 million and $6 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the six months ended June 30, 2006 and 2005, franchise fees represented approximately 53% of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $5 million, installation revenue of $3 million and wire maintenance fees of $4 million.

Operating Expenses. Programming costs represented 62% and 63% of operating expenses for the six months ended June 30, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$755	28%	$678	27%	$77	11%
Service	408	15%	356	15%	52	15%
Advertising sales	52	2%	47	2%	5	11%

	$1,215	45%	$1,081	44%	$134	12%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases and increases in digital video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $8 million and $17 million for the six months ended June 30, 2006 and 2005, respectively.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity. In 2006, programming costs have increased and we expect will continue to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and may be subject to offsetting events. Our increasing programming costs have resulted in declining operating margins on our video services because we have been unable to pass on all cost increases to our customers. We expect to partially offset the resulting margin compression on our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, costs of providing high-speed Internet service and telephone service, maintenance and pole rent expense. The increase in service costs resulted primarily from increased costs of providing high-speed Internet and telephone service of $16 million, an increase in service personnel salaries and benefits of $14 million, higher fuel and utility prices of $8 million, increased labor and maintenance costs to support improved service levels and our advanced products of $7 million and franchise fees of $5 million. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased salary, benefit and commission costs.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$471	17%	$418	17%	$53	13%
Marketing	80	3%	65	2%	15	23%

	$551	20%	$483	19%	$68	14%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, customer care center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses resulted primarily from a rise in salaries and benefits of $34 million, increases in billing costs of $7 million, computer maintenance of $5 million, bad debt expense of $5 million, telephone expense of $4 million, contractor labor of $3 million and property and casualty insurance of $2 million partially offset by decreases in consulting services of $8 million.

Marketing expenses increased as a result of increased spending in targeted marketing campaigns consistent with management’s strategy to increase revenues.

Depreciation and Amortization. Depreciation and amortization expense decreased by $40 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in depreciation was primarily the result of assets becoming fully depreciated.

Asset Impairment Charges. Asset impairment charges for the six months ended June 30, 2006 and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating Expenses, Net. Other operating expenses, net increased $4 million as a result of an $8 million increase in special charges primarily related to severance associated with closing call centers and divisional restructuring and a $4 million decrease related to losses on sales of assets.

Interest Expense, Net. Net interest expense increased by $66 million, or 20%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 7.39% in the six months ended June 30, 2005 to 8.14% in the six months ended June 30, 2006 and an increase of $521 million in average debt outstanding from $8.4 billion for the six months ended June 30, 2005 compared to $8.9 billion for the six months ended June 30, 2006.

Other Income (Expenses), Net. Other income decreased $54 million from other income of $35 million for the six months ended June 30, 2005 to other expense of $19 million for the six months ended June 30, 2006 primarily as a result of a $21 million increase in the loss on extinguishment of debt from $6 million for the six months ended June 30, 2005 to $27 million for the six months ended June 30, 2006. See Note 6 to the condensed consolidated financial statements. Other income also decreased as a result of a $15 million decrease in net gains on derivative instruments and hedging activities as a result of decreases in gains on interest rate agreements that do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, the six months ended June 30, 2005 included a $20 million gain on investments for the six months ended June 30, 2005 recognized as a result of a gain realized on an exchange of our interest in an equity investee for an investment in a larger enterprise. Other income also includes the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC ("CC VIII") and the pro rata share of the profits and losses of CC VIII.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

Income From Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax increased from $19 million for the six months ended June 30, 2005 to $38 million for the six months ended June 30, 2006 primarily due to a decrease in depreciation for the six months ended June 30, 2006 as we ceased recognizing depreciation on the West Virginia and Virginia cable systems when we classified them as assets held for sale in the first quarter of 2006.

Net Loss. Net loss increased by $101 million, or 74%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Financing Transactions

In January 2006, CCH II and CCH II Capital Corp., our parent companies, issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, our bridge loan was terminated.

On August 11, 2006, our parent companies, Charter, CCHC, LLC ("CCHC") and CCH II filed a registration statement on Form S-4 with the SEC relating to a proposed exchange offer whereby holders of Charter’s outstanding 5.875% senior convertible notes due 2009 (the ‘‘Charter convertible notes’’) will be offered the right to exchange up to $450 million of such notes for up to $188 million in cash, up to 45 million shares of Charter Class A Common Stock, par value $0.001 (the "Class A Common Stock"), and up to $146 million aggregate principal amount of CCH II’s Senior Notes due 2010 (the "additional CCH II 2010 notes"), in each case subject to certain rights to amend or otherwise modify these offers as set forth in the related exchange offer prospectus and any supplements thereto (the "Charter exchange offer"). The Charter exchange offer will expire at 11:59 p.m., ET, on September 8, 2006, unless extended or earlier terminated.

Also on August 11, 2006, and concurrently with the Charter exchange offer, our parent companies, CCH II and CCH I, LLC ("CCH I") have commenced private offers (the "private exchange offers'') in which certain holders of certain of Charter Holdings' outstanding notes are being offered the right to exchange those notes for up to $200 million principal amount of CCH II 10.25% Senior Notes due 2013 ("CCH II 2013 notes'') and up to $675 million principal amount of CCH I 11% Senior Secured Notes due 2015 ("CCH I notes''). The CCH I notes to be issued in the private exchange offers, if issued, will be of the same class as the currently outstanding $3.525 billion principal amount of CCH I notes. Charter Holdings will unconditionally guarantee the CCH II 2013 notes. Charter Holdings guarantees the currently outstanding CCH I notes and will guarantee the CCH I notes to be issued in the private exchange offers. The private exchange offers will expire at 11:59 p.m., ET, on September 8, 2006, unless extended. As noted below, the CC VIII Interest (defined below) to be held by CCH I will be pledged as security for any CCH I notes that may be issued in the private exchange offers and all outstanding CCH I notes. The CCH I notes currently outstanding are, and the CCH I notes to be issued in the private exchange offers also will be secured by a pledge of CCH I's equity interests in CCH II. Neither consummation of the Charter exchange offer nor the private exchange offers is conditioned upon consummation of the other offer.

As part of the private exchange offers, CCHC will contribute its 70% interest (the "CC VIII Interest'') in the Class A preferred equity interests of CC VIII, a majority-owned indirect subsidiary of Charter Communications Operating, LLC, to CCH I. The CC VIII Interest will be pledged as security for all CCH I notes, including those that may be issued in the private exchange offers described above. The CC VIII preferred interests are entitled to a 2% accreting priority return on the priority capital. The CC VIII Interest represents approximately 13% of the total equity interests in CC VIII at June 30, 2006. CC VIII owns systems with approximately 934,000 analog video customers at June 30, 2006.

Our long-term financing as of June 30, 2006 consists of $5.8 billion of credit facility debt and $3.2 billion accreted value of high-yield notes. For the remainder of 2006, none of our debt matures, and in 2007 and 2008, $25 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the six months ended June 30, 2006, we generated $612 million of net cash flows from operating activities after paying cash interest of $363 million. In addition, we used approximately $539 million for purchases of property, plant and equipment. Finally, we used $19 million of net cash flows in financing activities. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our and our parent companies’ access to the debt markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently believe unannounced future asset sales to be a significant source of liquidity.

We expect that cash on hand, cash flows from operating activities, proceeds from sale of assets and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2007. We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond. We have been advised that Charter continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Debt Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors. As of June 30, 2006, we are in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of June 30, 2006, our potential availability under our credit facilities totaled approximately $900 million, none of which was limited by covenant restrictions. In the past, our actual availability under our credit facilities has been limited by covenant restrictions. There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future. However, pro forma for the closing of the asset sales on July 1, 2006, and the related application of net proceeds to repay amounts outstanding under our revolving credit facility, potential availability under our credit facilities as of June 30, 2006 would have been approximately $1.7 billion, although actual availability would have been limited to $1.3 billion because of limits imposed by covenant restrictions. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations. A failure by Charter Holdings, CCH I Holdings, LLC ("CIH"), CCH I or CCH II to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH, CCH I or CCH II would give the lenders under our credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing our notes. On a consolidated basis, our parent companies have a significant level of debt, which, including our debt, totaled approximately $19.9 billion as of June 30, 2006, as discussed below.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $863 million will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of June 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter’s convertible senior notes. In addition, Charter has $74 million of U.S. government securities pledged as security for the next three scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

As of June 30, 2006, Charter Holdings, CIH, CCH I and CCH II had approximately $9.9 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $684 million and $9.1 billion maturing in 2007, 2008, 2009 and thereafter, respectively. Charter Holdings, CIH, CCH I and CCH II will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations. However, because of their significant indebtedness, our ability and the ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain. During the six months ended June 30, 2006, the Company distributed $420 million of cash to its parent company.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, Charter Holdings, CIH, CCH I and CCH II) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default under the applicable indenture, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of Charter’s convertible senior notes, other specified tests are met. For the quarter ended June 30, 2006, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on June 30, 2006 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at such time. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of such distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures. However, distributions for payment of interest on Charter’s convertible senior notes are further limited to when each applicable subsidiary’s leverage ratio test is met and other specified tests are met. There can be no assurance that the applicable subsidiary will satisfy these tests at the time of such distribution.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended June 30, 2006, there was no default under Charter Holdings’ indentures and Charter Holdings met its leverage ratio test based on June 30, 2006 financial results. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at such time. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of such distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

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

Sale of Assets

In July 2006, we closed the Cebridge Transaction and New Wave Transaction for net proceeds of approximately $896 million. We used the net proceeds from the asset sales to repay (but not reduce permanently) amounts outstanding under our revolving credit facility. The Orange Transaction is scheduled to close in the third quarter of 2006.

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

Historical Operating, Financing and Investing Activities

Our cash flows include the cash flows related to our discontinued operations for all periods presented.

We held $43 million in cash and cash equivalents as of June 30, 2006 compared to $3 million as of December 31, 2005. For the six months ended June 30, 2006, we generated $612 million of net cash flows from operating activities after paying cash interest of $363 million. In addition, we used approximately $539 million for purchases of property, plant and equipment. Finally, we used $19 million of net cash flows in financing activities.

Operating Activities. Net cash provided by operating activities increased $60 million, or 10%, from $552 million for the six months ended June 30, 2005 to $612 million for the six months ended June 30, 2006. For the six months ended June 30, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $108 million more cash during the six months ended June 30, 2006 than the corresponding period in 2005 coupled with an increase in revenue over cash costs offset by an increase in cash interest expense of $65 million over the corresponding prior period.

Investing Activities. Net cash used by investing activities for the six months ended June 30, 2006 and 2005 was $553 million and $472 million, respectively. Investing activities used $81 million more cash during the six months ended June 30, 2006 than the corresponding period in 2005 primarily as a result of increased cash used for the purchase of cable systems discussed above coupled with a decrease in our liabilities related to capital expenditures.

Financing Activities. Net cash used in financing activities was $19 million and $604 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash used during the six months ended June 30, 2006 as compared to the corresponding period in 2005, was primarily the result of an increase in capital contributions, borrowings of long-term debt and borrowings from related parties.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $539 million and $542 million for the six months ended June 30, 2006 and 2005, respectively. Capital expenditures decreased as a result of decreases in expenditures related to line extensions and support capital partially offset by increased spending on customer premise equipment as a result of increases in digital video, high-speed Internet and telephone customers. See the table below for more details. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the six months ended June 30, 2006 and 2005, our liabilities related to capital expenditures decreased $9 million and increased $48 million, respectively.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Customer premise equipment (a)	$128	$142	$258	$228
Scalable infrastructure (b)	63	47	97	89
Line extensions (c)	33	48	59	77
Upgrade/Rebuild (d)	14	12	23	22
Support capital (e)	60	82	102	126

Total capital expenditures	$298	$331	$539	$542

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are a party to lawsuits and claims that have arisen in the ordinary course of conducting our business. The ultimate outcome of all of these legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Some of these factors are beyond our control. If we and our parent companies’ are unable to generate sufficient cash flow or access additional external liquidity sources, we and our parent companies’ may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges or fund our and our parent companies’ other liquidity and capital needs. Although CCH II, LLC, our direct parent company, and CCH II Capital Corp., a subsidiary of CCH II, LLC, sold $450 million principal amount of 10.250% senior notes due 2010 in January 2006 and our subsidiary, Charter Operating, completed a $6.85 billion refinancing of its credit facilities in April 2006, we or our parent companies may not be able to access additional sources of external liquidity on similar terms, if at all. We expect that cash on hand, cash flows from operating activities, proceeds from sales of assets and the amounts available under our credit facilities will be adequate to meet our cash needs through 2007. We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To the extent our parent companies use cash to purchase Charter convertible notes in the Charter exchange offer, the liquidity of our parents will be adversely impacted.

We may not be able to access funds under our credit facilities if we fail to satisfy the covenant restrictions in our credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service our and our parent company debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $900 million as of June 30, 2006, none of which was limited by covenant restrictions. In the past, our actual availability under our credit facilities has been limited by covenant restrictions. There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future. However, pro forma for the closing of the asset sales on July 1, 2006, and the related application of net proceeds to repay amounts outstanding under our revolving credit facility, potential availability under our credit facilities as of June 30, 2006 would have been approximately $1.7 billion, although actual availability would have been limited to $1.3 billion because of limits imposed by covenant restrictions.

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

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us.

Our sole assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make distributions to us is subject to their compliance with the terms of their credit facilities and indentures and restrictions under applicable law. There can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness and the indebtedness of our parents. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities. Charter Operating is also an obligor under other senior high yield notes. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Covenants.” Our notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries. As of June 30, 2006, our total debt was approximately $9.0 billion, of which approximately $7.7 billion was structurally senior to the CCO Holdings notes.

In the event of bankruptcy, liquidation or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to us as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating’s credit facilities and the holders of our subsidiaries’ other debt instruments will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
the other holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

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

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future. As of June 30, 2006, our total debt was approximately $9.0 billion, our member’s equity was approximately $4.5 billion and the deficiency of earnings to cover fixed charges for the three and six months ended June 30, 2006 was $48 million and $223 million, respectively.

As of June 30, 2006, our parent companies had outstanding approximately $10.8 billion aggregate principal amount of debt. We and our parent of companies will need to raise additional capital and/or receive distributions or payments from subsidiaries in order to satisfy our and their respective debt obligations in 2009 and beyond. However, because of our and their significant indebtedness, our and our parent companies’ ability to raise additional capital at reasonable rates or at all is uncertain, and our and our parent companies’ ability to make distributions or payments to our and their respective parent companies is subject to availability of funds and restrictions under our and our subsidiaries’ applicable debt instruments. If we or our parent companies were to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest to which they are contractually entitled.

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

Because Charter is our sole manager, and because CCO Holdings and CCO Holdings Capital Corp. are directly and indirectly wholly owned by certain parent entities, financial or liquidity problems of Charter and their parent companies could cause serious disruption to our business and could have a material adverse effect on our operations and results. To the extent these entities rely on receiving distributions from their subsidiaries, they are subject to compliance with the terms of their credit facilities and indentures and restrictions under applicable law. Under the Delaware limited liability company act, these subsidiaries may only pay dividends to their parent if they have "surplus" as defined in the act. Under fraudulent transfer laws, these subsidiaries may not pay dividends to their parent if they are insolvent or are rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, any subsidiary of our parent companies would be considered insolvent if:
  the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
  the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or
   it could not pay its debts as they became due.
While we believe that the relevant Charter subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service parent company indebtedness. A failure by Charter Holdings or any parent of CCO Holdings that is a subsidiary of Charter Holdings to satisfy certain of its respective debt payment obligations or a bankruptcy filing with respect to such parent with respect to indebtedness in an outstanding aggregate principal amount which exceeds $200 million would give the lenders under the Charter Operating credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indentures governing our notes. In addition, if such parent companies were to default under their respective debt obligations and that default were to result in a change of control of any of them (whether through a bankruptcy, receivership or other reorganization, or otherwise), such a change of control could result in an event of default under the Charter Operating credit facilities and require a change of control repurchase offer under our notes, and our parent companies' and subsidiaries' other outstanding notes. See "— Risks Related to Significant Indebtedness of Us and Our Parent Companies — All of our and our parent companies' outstanding debt is subject to change of control provisions. We and our parent companies may not have the ability to raise the funds necessary to fulfill our and our parent companies’ obligations under our and our parent companies’ indebtedness following a change of control, which would place us in default under the applicable debt instruments."

Furthermore, the Charter Operating credit facilities provide that an event of default would occur if certain of Charter Operating's parent companies have indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to its final maturity. The parent company indebtedness subject to this provision will mature in 2009 and 2010, respectively. The inability of those parent companies to refinance or repay their indebtedness would result in a default under those credit facilities.

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

The breach of any covenants or obligations in our or our parent companies’ foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our and our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our or our parent companies’ notes could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and Charter Operating’s credit facilities and other debt of our subsidiaries.

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

Our principal competitor for video services throughout our territory is direct broadcast satellite (“DBS”). Competition from DBS, including intensive marketing efforts and aggressive pricing has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including us, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of other major cable service providers.

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

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties. We expect that these expenses will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported net losses of $56 million and $45 million for the three months ended June 30, 2006 and 2005, respectively, and $237 million and $136 million for the six months ended June 30, 2006 and 2005, respectively. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of July 7, 2006, approximately 11% of our current programming contracts were expired, and approximately another 4% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 13% and 11% in the three and six months ended June 30, 2006 compared to the corresponding periods in 2005, respectively. We expect our programming costs in 2006 to continue to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures in 2006, 2007 and beyond exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the three and six months ended June 30, 2006, we spent approximately $298 million and $539 million, respectively, on capital expenditures. During 2006, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital in 2006, 2007 and beyond if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, financial condition and results of operations could suffer materially.

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

Malicious and abusive Internet practices could impair our high-speed Internet services.

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

Mr. Allen has the ability to control us. Through his control as of June 30, 2006 of approximately 90% of the voting power of the capital stock of our manager, Charter, Mr. Allen is entitled to elect all but one of Charter’s board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;

•	rules and regulations relating to subscriber privacy;

•	limited rate regulation;

•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;

•	rules and regulations relating to provision of voice communications;

•	rules for franchise renewals and transfers; and

•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

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

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 12% of our franchises, covering approximately 13% of our analog video customers, were expired as of June 30, 2006. Approximately 4% of additional franchises, covering approximately an additional 6% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

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

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising.  This legislation is intended to facilitate entry by new competitors, particularly local telephone companies.  Such legislation has passed in at least six states in which we have operations and one of these newly enacted statutes is subject to court challenge.  Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of factors, including provisions withholding streamlined cable franchising from incumbents until after the expiration of their existing franchises.  To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants.  A proceeding is pending at the Federal Communications Commission ("FCC'') to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted.  We are not yet able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition.  As of June 30, 2006, we are aware of overbuild situations impacting approximately 8% of our estimated homes passed, and potential overbuild situations in areas servicing approximately an additional 5% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems.  This additional regulation increases the cost of operating our business.  We cannot assure you that the local franchising authorities will not impose new and more restrictive requirements.  Local franchising authorities also generally have the power to reduce rates and order refunds on the rates charged for basic services.

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

Pole attachments are cable wires that are attached to poles.  Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service.  The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the Supreme Court of the United States.  Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others.  The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, in addition to cable service, over cable wires attached to utility poles.  To date, Voice over Internet Protocol or VoIP service has not been classified as either a telecommunications service or cable service under the Communications Act.  If VoIP were classified as a telecommunications service under the Communications Act by the FCC, a state Public Utility Commission, or an appropriate court, it might result in significantly increased pole attachment costs for us, which could adversely affect our financial condition and results of operations.  Any significant increased costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

We may be required to provide access to our networks to other Internet service providers or restrictions could be imposed on our ability to manage our broadband infrastructure, either of which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities.  In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities.  The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.” Notwithstanding Brand X, there has been increasing advocacy by certain internet content providers and consumer groups for new federal laws or regulations to limiting the ability of broadband network owners (like Charter) to manage and control their own networks.  The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers.  If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, or were prohibited from charging heavy bandwidth intensive services a fee for use of our networks, we believe that it could impair our ability to use our bandwidth in ways that would generate maximum revenues.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming.  This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage).  Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential.  Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision is subject to a petition for reconsideration which is pending.  In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

In 2002, we began to offer voice communications services on a limited basis over our broadband network.  We continue to develop and deploy Voice over Internet Protocol or VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications requirements, such as E911 and Universal Service requirements, to many VoIP providers, such as Charter.  The FCC has also required that these VoIP providers comply with obligations applied to traditional telecommunications carriers to ensure their networks can accommodate law enforcement wiretaps by May 2007, that requirement has been affirmed by the Court of Appeals for the D.C. Circuit.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 6. Exhibits.

The index to the exhibits begins on page 42 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

    CCO HOLDINGS, LLC
    Registrant
    By: CHARTER COMMUNICATIONS, INC., Sole Manager

Dated: August 14, 2006                          By: /s/ Kevin D. Howard
Name: Kevin D. Howard
Title: Vice President and
Chief Accounting Officer

     CCO HOLDINGS CAPITAL CORP.
     Registrant

Dated: August 14, 2006              By: /s/ Kevin D. Howard
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

10.1
Amended and Restated Credit Agreement, dated as of April 28, 2006, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 on the current report on Form 8-K of Charter Communications, Inc. filed May 2, 2006 (File No. 000-27927)).

10.2+
Charter Communications, Inc. 2005 Executive Cash Award Plan, amended for 2006 (incorporated by reference to Exhibit 10.1 on the current report on Form 8-K of Charter Communications, Inc. filed April 21, 2006 (File No. 000-27927)).

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