Form 10-K
period 2006-12-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2007-03-30
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to
Commission File Number: 333-112593
                                                  333-112593-01

CCO Holdings, LLC*
CCO Holdings Capital Corp.*
(Exact name of registrants as specified in their charters)

Delaware	86-1067239
Delaware	20-0259004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-0555
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

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

*CCO Holdings, LLC and CCO Holdings Capital Corp. meet the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and are therefore filing with the reduced disclosure format.

Documents Incorporated By Reference
Neither an Annual Report to security holders, a proxy statement nor a prospectus under Rule 424(b) or (c) are incorporated herewith.

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2006

This annual report on Form 10-K is for the year ended December 31, 2006. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading "Business - Focus for 2007," and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•
our and our parent companies’ ability to comply with all covenants in our and our parent companies’ indentures and credit facilities, any violation of which could trigger a default of our and our parent companies’ other obligations under cross-default provisions;

•
our and our parent companies’ ability to pay or refinance debt prior to or when it becomes due and/or to take advantage of market opportunities and market windows to refinance that debt through new issuances, exchange offers or otherwise, including restructuring our and our parent companies’ balance sheet and leverage position;

•	competition from other video programming distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•
unforeseen difficulties we may encounter in our continued introduction of our telephone services such as our ability to meet heightened customer expectations for the reliability of voice services compared to other services we provide and our ability to meet heightened demand for installations and customer service;

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

ii

PART I
Item 1. Business.

Introduction

CCO Holdings, LLC ("CCO Holdings") is a broadband communications company operating in the United States, with approximately 5.73 million customers at December 31, 2006. CCO Holdings Capital Corp. is a wholly-owned subsidiary of CCO Holdings and was formed and exists solely as a co-issuer of the public debt issued with CCO Holdings. CCO Holdings is a direct subsidiary of CCH II, LLC (“CCH II”), which is an indirect subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”). Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, advanced broadband cable services (such as Charter OnDemand™ video service (“OnDemand”), high definition television service, and digital video recorder (“DVR”) service) and, in many of our markets, telephone service.

At December 31, 2006, we served approximately 5.43 million analog video customers, of which approximately 2.81 million were also digital video customers. We also served approximately 2.40 million high-speed Internet customers (including approximately 268,900 who received only high-speed Internet services). We also provided telephone service to approximately 445,800 customers (including approximately 27,200 who received only telephone service).

At December 31, 2006, our investment in cable properties, long-term debt, and total member’s equity were $14.4 billion, $8.6 billion, and $3.8 billion, respectively. Our working capital deficit was $803 million at December 31, 2006. For the year ended December 31, 2006, our revenues and net loss were approximately $5.5 billion and $193 million, respectively.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high level of debt and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant.

We are wholly owned by our parent company, CCH II and indirectly owned by Charter. Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999. Charter is a holding company whose principal assets are an approximate 55% equity interest (52% for accounting purposes) and a 100% voting interest in Charter Communications Holding Company, LLC (“Charter Holdco”), the direct parent of CCHC, LLC (“CCHC”). Charter's only business is to act as the sole manager of Charter Holdco and its subsidiaries. As sole manager, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries, including us.

Paul G. Allen controls Charter through an as-converted common equity interest of approximately 49% and a voting control interest of 91% as of December 31, 2006. He also owns 45% of Charter Holdco through affiliated entities. His membership units in Charter Holdco are convertible at any time for shares of Charter’s Class B common stock on a one-for-one basis, which shares are in turn convertible into Charter’s Class A common stock. Each share of Class A common stock is entitled to one vote. Mr. Allen is entitled to ten votes for each share of Class B common stock and for each membership unit in Charter Holdco held by him and his affiliates.

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

Certain Significant Developments in 2006

We and our parent companies continue to pursue opportunities to improve our and our parent companies’ liquidity. Our and our parent companies’ efforts in this regard have resulted in the completion of a number of financing and asset sales transactions in 2006, as follows:

•	the January 2006 sale by our parent companies, CCH II and CCH II Capital Corp., of an additional $450 million principal amount of their 10.250% senior notes due 2010;
•	the April 2006 refinancing of our credit facilities;
•
the September 2006 exchange by our parent companies, Charter Holdings, CCH I, LLC (“CCH I”), CCH I Capital Corp., CCH II, and CCH II Capital Corp., of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings in a private placement for CCH I and CCH II new debt securities (the “Private Exchange”);

•
the September 2006 exchange by Charter and its subsidiaries, CCHC, CCH II, and CCH II Capital Corp., of approximately $450 million in total principal amount of Charter’s 5.875% convertible senior notes due 2009 for cash, shares of Charter’s Class A common stock and CCH II new debt securities; and

•	the third quarter 2006 sales of certain cable television systems serving a total of approximately 390,300 analog video customers for a total sales prices of approximately $1.0 billion.

Recent Event

On March 6, 2007, Charter Communications Operating, LLC (“Charter Operating”) entered into an Amended and Restated Credit Agreement among Charter Operating, CCO Holdings, the several lenders from time to time that are parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain other agents (the “Charter Operating Credit Agreement”).

The Charter Operating Credit Agreement consists of a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5 billion term loan facility (the “Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”) which is expected to be funded in one or more drawings on or prior to April 30, 2007. Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin. The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR. The revolving line of credit commitments terminate on March 6, 2013. The Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum. The remaining principal amount of the New Term Loan will be due on March 6, 2014.

The terms of the Existing Term Loan have been amended effective March 6, 2007. The refinancing of the $5 billion Existing Term Loan with new term loans is permitted under the Charter Operating Credit Agreement and is expected to close April 30, 2007, after which the pricing (LIBOR plus 2.00%) and amortization profile of such term loan will match the New Term Loan described above. Until such time, the Existing Term Loan remains priced at 2.625% above LIBOR. The Charter Operating Credit Agreement contains financial covenants requiring Charter Operating to maintain a quarterly consolidated leverage ratio not to exceed 5 to 1 and a first lien leverage ratio not to exceed 4 to 1.

On March 6, 2007, CCO Holdings entered into a credit agreement among CCO Holdings, the several lenders from time to time that are parties thereto, Bank of America, N.A., as administrative agent, and certain other agents (the “CCO Holdings Credit Agreement”). The CCO Holdings Credit Agreement consists of a $350 million term loan facility (the “Term Facility”). The term loan matures on September 6, 2014 (the “Maturity Date”). The CCO Holdings Credit Agreement also provides for additional incremental term loans (the “Incremental Loans”) maturing on the dates set forth in the notices establishing such term loans, but no earlier than the Maturity Date. Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans, other than Incremental Loans, is 2.50% above LIBOR. The applicable margin with respect to Incremental Loans is to be agreed upon by CCO Holdings and the lenders when the Incremental Loans are established. The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

We will use a portion of the additional proceeds from the Charter Operating Credit Agreement and CCO Holdings Credit Agreement (collectively, the “Credit Facility Refinancing”) to redeem $550 million of CCO Holdings’ outstanding floating rate notes due 2010, and approximately $187 million of Charter Holdings’ outstanding 8.625% senior notes due 2009, to fund the purchase of notes in a tender offer for total consideration (including premiums and accrued interest) of $100 million of certain notes outstanding at Charter Holdings, and for other general corporate purposes. As a result of the Credit Facility Refinancing, we expect to have adequate liquidity to fund our operations and service our and our parent companies’ debt through 2008.

Focus for 2007

We strive to provide value to our customers by offering a high-quality suite of services including video, high-speed Internet, and telephone service as well as advanced offerings including OnDemand video service, high-definition television service, and DVR service. We offer our services to encourage customers to subscribe to a combination of services known as a bundle. We offer a two-services bundle, which is a combination of two of our service offerings; but our main focus is marketing our three-services bundle, also called “Triple Play.” With a bundle, the customer receives a lower total price than the sum of the price of individual services, along with the convenience of a single bill. By continually focusing on the needs of our customers - raising customer service levels and investing in products and services they desire - our goal is to be the premier provider of in-home entertainment and communications services in the communities we serve.

In 2007, we expect to continue with the strategic priorities identified in 2006, which were to:

•	improve the end-to-end customer experience and increase customer loyalty;
•	grow sales and retention for all our products and services;
•	drive operating and capital effectiveness; and
•	continue an opportunistic approach to enhancing liquidity, extending maturities, and reducing debt.

We strive to continually improve our customers’ experiences and, in doing so, to increase customer loyalty by instilling a service-oriented culture throughout our care centers, field service operations, and corporate support organization.

We market our service offerings by employing a segmented, targeted marketing approach. We determine which marketing and sales programs are the most effective using campaign management tools that track, analyze, and report the results of our marketing campaigns.

We believe that customers value our ability to combine video, high-speed Internet, and telephone services into attractively priced bundled offerings that distinguish us from the competition. Bundling of services, by combining two or more of our services for one value-based price, is fundamental to our marketing strategy because we believe bundled offerings increase customer acceptance of our services, and improve customer retention and satisfaction. We will pursue further growth in our customer base through targeted marketing of bundled services and continually improving the end-to-end customer experience.

During 2006, we extended the deployment of our telephone capabilities to approximately 3.9 million additional homes passed, to reach a total of approximately 6.8 million homes passed across our network, and we plan to extend to additional homes passed in 2007. During 2007, we plan to focus our marketing and sales efforts to attract additional customers to our telephone service, primarily through bundled offers with our video and high-speed Internet services.

In addition to serving and growing our residential customer base, we will increase efforts to make video, high-speed Internet and telephone services available to the business community. We believe that small businesses will find our bundled service offerings provide value and convenience, and that we can continue to grow this portion of our business.

We expect to continue a disciplined approach to managing capital expenditures by directing resources to initiatives and opportunities offering the highest expected returns. We anticipate placing a priority on supporting deployment of telephone service to residential and small business customers.

Our asset sales and operational initiatives in 2006 have improved the density of our geographic service areas and provided a more efficient operating platform. We operate an integrated customer care system to serve our customers.  We are deploying telephone service capability to the majority of our systems to more effectively leverage the capability of our broadband network, and are making a series of service improvement initiatives related to our technical operations. We expect our continuous improvement initiatives to further enhance the operating effectiveness and efficiencies of our operating platform.  We will also continue to evaluate our geographic service areas for opportunities to improve operating and capital efficiencies, through sales, exchanges of systems with other providers, and/or acquisitions of cable systems.

In 2007, we will continue to evaluate potential financial transactions that can enhance our liquidity, extend debt maturities, and/or reduce our debt.

We believe our focus on these strategic priorities will enable us to provide greater value to our customers and thereby generate future growth opportunities for us.

Corporate Organizational Structure

The chart below sets forth our organizational structure and that of our direct and indirect parent companies and subsidiaries. This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership, voting percentages, and indebtedness amounts shown below are approximations as of December 31, 2006, and do not give effect to any exercise, conversion or exchange of then outstanding options, preferred stock, convertible notes, and other convertible or exchangeable securities. Indebtedness amounts shown below are accreted values for financial reporting purposes as of December 31, 2006. See “Item 8. Financial Statements and Supplementary Data,” which also includes the principal amount of the indebtedness described below.

Public common stock and other equity
Paul G. Allen and his controlled entities
93% common equity interest, 9% voting interest
7% common equity interest, 91% voting interest
Charter Communications, Inc. ("Charter") (issuer of common stock and $408 million of convertible senior notes) (1)
55% common equity interest and mirror senior securities (3), 100% voting interest
45% common equity interest (exchangeable for Charter common stock) (2)(3)
Charter Communications Holding Company, LLC ("Charter Holdco")
$57 million subordinated accreting note (4)
CCHC, LLC ("CCHC")
Charter Communications Holdings, LLC ("Charter Holdings") (co-issuer of $675 million of senior notes and $292 million of senior discount notes)
Charter Communications Holdings Capital Corp. ("Charter Capital") (co-issuer of $675 million of senior notes and $292 million of senior discount notes)
CCH I Holdings, LLC ("CIH") (co-issuer of $450 million of senior notes and $2.1 billion of senior discount notes)
CCH I, LLC ("CCH I") (co-issuer of $4.1 billion senior secured notes)
CCH II, LLC ("CCH II") (co-issuer of $2.5 billion senior notes)
CCO Holdings, LLC ("CCO Holdings") (co-issuer of $1.3 billion senior notes)
Charter Communications Operating, LLC ("Charter Operating") (obligor under $6.85 billion credit facilities – $5.4 billion outstanding) (co-issuer of $1.9 billion senior second lien notes)
Charter Operating Subsidiaries
CCO NR Holdings, LLC
Charter Operating Subsidiaries
100% common equity
CC V Holdings, LLC
100% Class B units
70% Preferred Equity in CC VIII, LLC (4)
CC VIII, LLC ("CC VIII")
30% Preferred Equity in CC VIII, LLC (4)
CC VIII Operating Subsidiaries

(1)	Charter acts as the sole manager of Charter Holdco and its direct and indirect limited liability company subsidiaries.

(2)
These membership units are held by Charter Investment, Inc. (“CII”) and Vulcan Cable III Inc., each of which is 100% owned by Paul G. Allen, Charter’s chairman and controlling shareholder. They are exchangeable at any time on a one-for-one basis for shares of Charter Class B common stock, which in turn are exchangeable into Charter Class A common stock.

(3)
The percentages shown in this table reflect the 39.8 million shares of Charter Class A common stock outstanding as of December 31, 2006 issued pursuant to the share lending agreement. However, for accounting purposes, Charter’s common equity interest in Charter Holdco is 52%, and Paul G. Allen’s ownership of Charter Holdco through CII and Vulcan Cable III Inc. is 48%. These percentages exclude the 39.8 million mirror membership units outstanding as of December 31, 2006 issued pursuant to the share lending agreement.

(4)
Represents preferred membership interests in CC VIII, LLC (“CC VIII”), a subsidiary of CC V Holdings, LLC, and an exchangeable accreting note issued by CCHC related to the settlement of the CC VIII dispute. See Note 11 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 1A.     Risk Factors.

Risks Related to Significant Indebtedness of Us and Our Parent Companies

We and our parent companies have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2006, our total debt was approximately $8.6 billion, our member's equity was approximately $3.8 billion and the deficiency of earnings to cover fixed charges for the year ended December 31, 2006 was $166 million.

As of December 31, 2006, our parent companies had approximately $10.3 billion aggregate principal amount of debt. In addition, $450 million aggregate principal amount of Charter’s convertible notes was held by CCHC. We and our parent companies will need to raise additional capital and/or receive distributions or payments from subsidiaries in order to satisfy our and their debt obligations.

Because of our and their significant indebtedness, our and our parent companies’ ability to raise additional capital at reasonable rates, or at all, is uncertain, and our and our parent companies’ ability to make distributions or payments to our and their respective parent companies is subject to availability of funds and restrictions under our and our subsidiary's applicable debt instruments and under applicable law. If we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Our and our parent companies’ significant amounts of debt could have other important consequences. For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our and our parent companies’ debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;
•	place us at a disadvantage compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because approximately 51% of our borrowings are, and a portion will continue to be, at variable rates of interest;
•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;

•	adversely affect our relationship with customers and suppliers;
•	limit our and our parent companies’ ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our and our parent companies’ debt;
•
make it more difficult for us and our parent companies to satisfy our and their obligations to the holders of our and their notes and for our subsidiaries to satisfy their obligations to their lenders under their credit facilities and to their noteholders; and

•	limit future increases in the value, or cause a decline in the value of Charter’s equity, which could limit Charter’s ability to raise additional capital by issuing equity.

A default by us or one of our parent companies under our or their debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our or our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our notes and Charter Operating’s credit facilities, and could force us to seek the protection of the bankruptcy laws. We and our parent companies may incur significant additional debt in the future. If current debt levels increase, the related risks that we now face will intensify.

The agreements and instruments governing our and our parent companies’ debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity.

The Charter Operating credit facilities and the indentures governing our and our parent companies' debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity, and therefore could adversely affect our results of operations. These covenants will restrict, among other things, our and our parent companies' ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	issue equity;
•	make certain investments or acquisitions;
•	pay dividends or make other distributions;
•	dispose of assets or merge;
•	enter into related party transactions; and
•	grant liens and pledge assets.

The breach of any covenants or obligations in our or our parent companies’ indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our and our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our notes and Charter Operating's credit facilities, and could force us to seek the protection of the bankruptcy laws.

Charter Operating may not be able to access funds under its credit facilities if it fails to satisfy the covenant restrictions in its credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service our and our parent companies’ debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $1.3 billion as of December 31, 2006, although the actual availability at that time was only $1.1 billion because of limits imposed by covenant restrictions. There can be no assurance that actual availability under our credit facilities will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under Charter Operating's credit facilities is the absence of a default under such facilities, including as a result of any failure to comply with the covenants under the facilities. Among other covenants, the facilities require Charter Operating to maintain specific financial ratios. The facilities also provide that Charter Operating has to obtain an unqualified audit opinion from its independent accountants for each fiscal year. There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.

An event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, could trigger cross defaults under other agreements governing our and our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our notes and Charter Operating’s credit facilities, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

We depend on generating sufficient cash flow and having access to additional external liquidity sources to fund our and our parent companies’ debt obligations, capital expenditures, and ongoing operations.

Our ability to service our and our parent companies’ debt and to fund our planned capital expenditures and ongoing operations will depend on both our and our parent companies’ ability to generate cash flow and our and our parent companies’ access to additional external liquidity sources. Our and our parent companies’ ability to generate cash flow is dependent on many factors, including:

•	competition from other video programming distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•
unforeseen difficulties we may encounter in our continued introduction of our telephone services such as our ability to meet heightened customer expectations for the reliability of voice services compared to other services we provide, and our ability to meet heightened demand for installations and customer service;

•
our ability to sustain and grow revenues by offering video, high-speed Internet, telephone and other services, and to maintain and grow a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local franchise authorities, on our business.

Some of these factors are beyond our control. If we and our parent companies are unable to generate sufficient cash flow or access additional external liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs. Although we and our parent companies have been able to raise funds through issuances of debt in the past, we may not be able to access additional sources of external liquidity on similar terms, if at all. As a result of the Credit Facility Refinancing, we expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2008.  We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009 and will not be sufficient to fund such needs in 2010 and beyond. See “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiary's debt instruments and under applicable law limit its ability to provide funds to us or our various debt issuers.

Our sole assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions, or otherwise. Our subsidiary's ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to its compliance with the terms of its credit facilities and indentures, and restrictions under applicable law. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Debt Covenants.”

There can be no assurance that our subsidiary will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness and the indebtedness of our parent companies. Our direct subsidiary is the borrower and guarantor under the Charter Operating credit facilities. Charter Operating is also an obligor and guarantor under other senior high yield notes. As of December 31, 2006, our total debt was approximately $8.6 billion, of which approximately $7.3 billion was structurally senior to the CCO Holdings notes.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating's credit facilities, whose interests are secured by substantially all of our operating assets, will have the right to be paid in full before us from any of our subsidiaries' assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

All of our and our parent companies’ outstanding debt is subject to change of control provisions. We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ indebtedness following a change of control, which would place us and our parent companies in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies' notes and our credit facilities following a change of control. Under the indentures governing our and our parent companies' notes, upon the occurrence of specified change of control events, the applicable note issuer is required to offer to repurchase all of its outstanding notes. However, we and our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes, and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase. In addition, a change of control under our credit facilities would result in a default under those credit facilities. Because such credit facilities and our subsidiary's notes are obligations of our subsidiary, the credit facilities and our subsidiary's notes would have to be repaid by our subsidiary before their assets could be available to us or our parent companies to repurchase our and our parent companies’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to, or loan funds to us or any of our parent companies.

Paul G. Allen and his affiliates are not obligated to purchase equity from, contribute to, or loan funds to us or any of our parent companies.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations.

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel and other resources, greater brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale.

Our principal competitor for video services throughout our territory is DBS. The two largest DBS providers are DIRECTV and Echostar Communications. Competition from DBS, including intensive marketing efforts with aggressive pricing and exclusive programming such as the “NFL Sunday Ticket,” has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years. The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future. In some areas, DBS operators have entered into co-marketing arrangements with other of our competitors to offer service bundles combining video services provided by the DBS operator and DSL and traditional telephone service offered by the telephone companies. These service bundles resemble our bundles and result in a single bill to the customer. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of certain other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us and they increasingly may do so in the future. Two major local telephone companies, AT&T and Verizon, have both announced that they intend to make upgrades of their networks. Some upgraded portions of these networks are or will be capable of carrying two-way video services that are technically comparable to ours, high-speed data services that operate at speeds as high or higher than those we make available to customers in these areas and digital voice services that are similar to ours. In addition, these companies continue to offer their traditional telephone services as well as bundles that include wireless voice services provided by affiliated companies. We believe that AT&T and Verizon’s upgrades have been completed in systems representing approximately 1% of our homes passed as of December 31, 2006.  Additional upgrades in markets in which we operate are expected. In areas where they have launched video services, these parties are aggressively marketing video, voice and data bundles at entry level prices similar to those we use to market our bundles. Certain telephone companies have begun more extensive upgrades in their networks that enable them to begin providing video services, as well as telephone and high bandwidth Internet access services, to residential and business customers and they are now offering such service in limited areas. Some of these telephone companies have obtained, and are now seeking, franchises or operating authorizations under terms and conditions more favorable than those imposed on us.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL and “dial-up”. DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our telephone offerings, we face considerable competition from established telephone companies and other carriers, including VoIP providers.

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

In addition to the various competitive factors discussed above, our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet. Technological advancements, such as video-on-demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could negatively impact not only consumer demand for our products and services, but also advertisers’ willingness to purchase advertising from us. If we do not respond appropriately to further increases in the leisure and entertainment choices available to consumers, our competitive position could deteriorate, and our financial results could suffer.

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

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties. We expect that these expenses will remain significant. We reported net losses of $193 million, $258 million, and $3.3 billion for the years ended December 31, 2006, 2005, and 2004, respectively. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including annual increases imposed by programmers and additional programming, including high definition television, and OnDemand programming, being provided to customers. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. We have programming contracts that have expired or that will expire at or before the end of 2007. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

Increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent could further increase our programming costs. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission. In some cases, we carry stations under short-term arrangements while we attempt to negotiate new long-term retransmission agreements. If negotiations with these programmers prove unsuccessful, they could require us to cease carrying their signals, possibly for an indefinite period. Any loss of stations could make our video service less attractive to customers, which could result in less subscription and advertising revenue. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services may increase our programming expenses and diminish the amount of capacity we have available to introduce new services, which could have an adverse effect on our business and financial results.

If our required capital expenditures in 2007, 2008 and beyond exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the year ended December 31, 2006, we spent approximately $1.1 billion on capital expenditures. During 2007, we expect capital expenditures to be approximately $1.2 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers, and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital in 2007, 2008, and beyond if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, financial condition, and results of operations could suffer materially.

We face risks inherent to our telephone business.

We may encounter unforeseen difficulties as we introduce our telephone service in new operating areas and as we increase the scale of our telephone service offerings in areas in which they have already been launched. First, we face heightened customer expectations for the reliability of telephone services, as compared with our video and high-speed data services. We have undertaken significant training of customer service representatives and technicians, and we will continue to need a highly trained workforce. To ensure reliable service, we may need to increase our expenditures, including spending on technology, equipment and personnel. If the service is not sufficiently reliable or we otherwise fail to meet customer expectations, our telephone business could be adversely affected. Second, the competitive landscape for telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent local telephone companies, cellular telephone service providers, and others. Third, we depend on interconnection and related services provided by certain third parties. As a result, our ability to implement changes as the service grows may be limited. Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our telephone business and operations.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with technological developments, or that we will successfully anticipate the demand of our customers for products and services requiring new technology or bandwidth beyond our expectations. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

We depend on third party suppliers and licensors; thus, if we are unable to procure the necessary equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of our services. We obtain these materials from a limited number of vendors, some of which do not have a long operating history. Some of our hardware, software and operational support vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms.

For example, each of our systems currently purchases set-top boxes from a limited number of vendors, because each of our cable systems uses one or two proprietary conditional access security schemes, which allow us to regulate subscriber access to some services, such as premium channels. We believe that the proprietary nature of these conditional access schemes makes other manufacturers reluctant to produce set-top boxes. Future innovation in set-top boxes may be restricted until these issues are resolved. In addition, we believe that the general lack of compatibility among set-top box operating systems has slowed the industry’s development and deployment of digital set-top box applications.

Malicious and abusive Internet practices could impair our high-speed Internet services.

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms, and other destructive or disruptive software. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data. Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network. Any significant loss of high-speed Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

For tax purposes, there is significant risk that Charter will experience an ownership change resulting in a material limitation on the use of a substantial amount of Charter’s existing net operating loss carryforwards.

As of December 31, 2006, Charter had approximately $6.7 billion of tax net operating losses, resulting in a gross deferred tax asset of approximately $2.7 billion, expiring in the years 2007 through 2026.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Currently, such tax net operating losses can accumulate and be used to offset any of Charter’s future taxable income.  However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income Charter may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate Charter’s ability to use a substantial portion of its net operating losses to offset future taxable income.

Future transactions and the timing of such transactions could cause an ownership change for income tax purposes. Such transactions include additional issuances of common stock by Charter (including but not limited to issuances upon future conversion of Charter’s 5.875% convertible senior notes), the return to Charter of the borrowed shares loaned by us in connection with the issuance of Charter’s 5.875% convertible senior notes, or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into Charter’s Class B common stock). Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond our control.

Risks Related to Mr. Allen's Controlling Position

The failure by Mr. Allen to maintain a minimum voting and economic interest in us could trigger a change of control default under our subsidiary's credit facilities.

The Charter Operating credit facilities provide that the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof to maintain a 35% direct or indirect voting interest in the applicable borrower would result in a change of control default. Such a default could result in the acceleration of repayment of our and our subsidiary's indebtedness, including borrowings under the Charter Operating credit facilities.

Mr. Allen controls us and may have interests that conflict with the interests of the holders of our notes.

Mr. Allen has the ability to control us. Through his control, as of December 31, 2006, of approximately 91% of the voting power of the capital stock of our manager, Charter, Mr. Allen is entitled to elect all but one of Charter’s board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

Mr. Allen's control over our management and affairs could create conflicts of interest if he is faced with decisions that could have different implications for him, us and the holders of our notes. Further, Mr. Allen could effectively cause us to enter into contracts with another entity in which he owns an interest, or to decline a transaction into which he (or another entity in which he owns an interest) ultimately enters.

Current and future agreements between us and either Mr. Allen or his affiliates may not be the result of arm's-length negotiations. Consequently, such agreements may be less favorable to us than agreements that we could otherwise have entered into with unaffiliated third parties.

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

Charter’s certificate of incorporation and Charter Holdco's limited liability company agreement provide that Charter and Charter Holdco and their subsidiaries, including us, cannot engage in any business activity outside the cable transmission business except for specified businesses. This will be the case unless Mr. Allen consents to our engaging in the business activity. The cable transmission business means the business of transmitting video, audio (including telephone services), and data over cable television systems owned, operated, or managed by us from time to time. These provisions may limit our ability to take advantage of attractive business opportunities.

The loss of Mr. Allen's services could adversely affect our ability to manage our business.

Mr. Allen is Chairman of Charter’s board of directors and provides strategic guidance and other services to Charter. If Charter were to lose his services, our growth, financial condition, and results of operations could be adversely impacted.

The special tax allocation provisions of the Charter Holdco limited liability company agreement may cause Charter in some circumstances to pay more taxes than if the special tax allocation provisions were not in effect.

Charter Holdco's limited liability company agreement provided that through the end of 2003, net tax losses (such net tax losses being determined under the federal income tax rules for determining capital accounts) of Charter Holdco that would otherwise have been allocated to Charter based generally on Charter’s percentage ownership of outstanding common membership units of Charter Holdco, would instead be allocated to the membership units held by Vulcan Cable III Inc. (“Vulcan Cable”) and CII. The purpose of these special tax allocation provisions was to allow Mr. Allen to take advantage, for tax purposes, of the losses generated by Charter Holdco during such period. In some situations, these special tax allocation provisions could result in Charter having to pay taxes in an amount that is more or less than if Charter Holdco had allocated net tax losses to its members based generally on the percentage of outstanding common membership units owned by such members.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators' administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber privacy;
•	limited rate regulation;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;
•	rules and regulations relating to provision of voice communications;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face. Certain states and localities are considering new telecommunications taxes that could increase operating expenses.

Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 12% of our franchises, covering approximately 15% of our analog video customers, were expired as of December 31, 2006. Approximately 8% of additional franchises, covering approximately an additional 11% of our analog video customers, will expire on or before December 31, 2007, if not renewed prior to expiration.

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

Our cable system franchises are non-exclusive. Accordingly, local franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable system franchises are non-exclusive. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In addition, certain telephone companies are seeking authority to operate in local communities without first obtaining a local franchise. As a result, competing operators may build systems in areas in which we hold franchises. In some cases municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.

Legislative proposals have been introduced in the United States Congress and in state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in several states, including states where we have significant operations. Although certain of these states have provided some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises, and the potential for new entrants to serve only higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. At least two additional states where we have cable systems have issued regulations that will facilitate telephone company provision of video services by eliminating or reducing the application of franchising requirements to the telephone companies. A proceeding is pending at the FCC to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. We are not yet able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition, and results of operations by creating or increasing competition. As of December 31, 2006, we are aware of traditional overbuild situations impacting approximately 7% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 4% of our estimated homes passed. Additional overbuild situations may occur in other systems.

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

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements, or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

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

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis, or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. The FCC clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the Supreme Court of the United States. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, in addition to cable service, over cable wires attached to utility poles. To date, VoIP service has not been classified as either a telecommunications service or cable service under the Communications Act. If VoIP were classified as a telecommunications service under the Communications Act by the FCC, a state Public Utility Commission, or an appropriate court, it might result in significantly increased pole attachment costs for us, which could adversely affect our financial condition and results of operations. We are a defendant in at least one lawsuit where the utility company claims that we should pay an increased rate on its poles. Any significant increased pole attachment costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

We may be required to provide access to our networks to other Internet service providers which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers (“ISPs”), have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable's broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a 2005 ruling, commonly referred to as Brand X , the Supreme Court upheld an FCC decision making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.” Notwithstanding Brand X, there has been increasing advocacy by certain internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks. The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers. If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, or were prohibited from charging heavy bandwidth intensive services a fee for use of our networks, we believe that it could impair our ability to use our bandwidth in ways that would generate maximum revenues.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational, and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage), or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-

mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision is subject to a petition for reconsideration which is pending. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

In 2002, we began to offer voice communications services on a limited basis over our broadband network. We continue to develop and deploy VoIP services. The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has extended certain traditional telecommunications requirements, such as E911 and Universal Service requirements, to many VoIP providers, such as us. The FCC has also required that these VoIP providers comply with obligations applied to traditional telecommunications carriers to ensure their networks can accommodate law enforcement wiretaps by May 2007. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems, and customer premise equipment for each of our cable systems.

Our cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites, and own most of our service vehicles.

Historically, our subsidiaries have owned the real property and buildings for our data centers, customer contact centers, and our divisional administrative offices. Since early 2003 we have reduced our total real estate portfolio square footage by approximately 15% and have decreased our annual operating lease costs by approximately 28%. In addition, Charter has sold over $34 million worth of land and buildings since early 2003. We plan to continue to reduce operating costs and improve utilization in this area through consolidation of sites within our system footprints. Our subsidiaries generally have leased space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the real property and building for our principal executive offices.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

We and our parent companies are defendants or co-defendants in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that we infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers. While we believe the lawsuits are without merit, and intend to defend the actions vigorously, the lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations or liquidity.

We and our parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting our business. The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)	Market Information

Our membership interests are not publicly traded.

(B)	Holders

All of the membership interests of CCO Holdings are owned by CCH II and indirectly by Charter Holdings. All of the outstanding capital stock of CCO Holdings Capital Corp. is owned by CCO Holdings.

(C)	Dividends

None.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2006 with respect to equity compensation plans of Charter:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	26,403,200 (1)	$3.88	34,327,388
Equity compensation plans not approved by security holders	289,268 (2)	$3.91	--

TOTAL	26,692,468	$3.88	34,327,388

(1)
This total does not include 2,572,267 shares issued pursuant to restricted stock grants made under Charter’s 2001 Stock Incentive Plan, which were or are subject to vesting based on continued employment or 12,184,749 performance shares issued under Charter’s LTIP plan, which are subject to vesting based on continued employment and Charter’s achievement of certain performance criteria.

(2)	Includes shares of Charter Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant.

For information regarding securities issued under Charter’s equity compensation plans, see Note 18 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of CCO Holdings and subsidiaries as of and for the years ended December 31, 2006, 2005, and 2004.

Overview

CCO Holdings is a broadband communications company operating in the United States, with approximately 5.73 million customers at December 31, 2006. CCO Holdings Capital Corp. is a wholly-owned subsidiary of CCO

Holdings and was formed and exists solely as a co-issuer of the public debt issued with CCO Holdings. CCO Holdings is a direct subsidiary of CCH II, which is an indirect subsidiary of Charter Holdings. Charter Holdings is an indirect subsidiary of Charter. Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, advanced broadband cable services (such as OnDemand, high definition television service and DVR) and, in many of our markets, telephone service.

Approximately 88% of our revenues for each of the years ended December 31, 2006 and 2005, respectively, are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone, and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining 12% of revenue is derived primarily from advertising revenues, franchise fee revenues (which are collected by us but then paid to local franchising authorities), pay-per-view and OnDemand programming (where users are charged a fee for individual programs viewed), installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

The industry's and our most significant operational challenges include competition from DBS providers and DSL service providers. We believe that competition from DBS has resulted in net analog video customer losses. In addition, DBS competition combined with increasingly limited opportunities to expand our customer base, now that approximately 52% of our analog video customers subscribe to our digital video service, has resulted in decreased growth rates for digital video customers. Competition from DSL providers has resulted in decreased growth rates for high-speed Internet customers. In the recent past, we have grown revenues by offsetting analog video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, high definition television, and telephone. We expect to continue to grow revenues through price increases, increases in the number of our customers who purchase bundled services, and through sales of incremental video services including high definition television, OnDemand and DVR service. In addition, we expect to increase revenues by expanding the sales of our services to our commercial customers.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs and franchise fees. Selling, general and administrative expenses primarily include salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. Controlling our expenses impacts our ability to improve margins. We are attempting to control our costs of operations by maintaining strict controls on expenses. More specifically, we are focused on managing our cost structure by managing our workforce to control cost increases and improve productivity, and leveraging our growth and increasing size in purchasing activities. In addition, we are reviewing our pricing and programming packaging strategies.

Our operating income from continuing operations increased to $367 million for the year ended December 31, 2006 from $304 million for the year ended December 31, 2005. We had positive operating margins (defined as operating income from continuing operations divided by revenues) of 7% and 6% for the years ended December 31, 2006 and 2005, respectively. The improvement in operating income from continuing operations and operating margin for the year ended December 31, 2006 is principally due to an increase in revenue over expenses as a result of increased customers for high-speed Internet, digital video, and advanced services, as well as overall rate increases. Operating loss from continuing operations was $1.9 billion for the year ended December 31, 2004. We had a negative operating margin of 40% for the year ended December 31, 2004. The increase in operating income from continuing operations and positive operating margin for the year ended December 31, 2005 was principally due to the impairment of franchises of $2.3 billion recorded in the third quarter of 2004, which did not recur in 2005. Although we do not expect charges for impairment in the future of comparable magnitude, potential charges could occur due to changes in market conditions.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our debt and the depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant.

Beginning in 2004 and continuing through January 2007, we sold several cable systems which reflects our strategy to divest geographically non-strategic assets to allow for more efficient operations, while also increasing our liquidity. In 2004, we sold cable systems representing a total of approximately 228,500 analog video customers. In

2005, we closed the sale of certain cable systems representing a total of approximately 33,000 analog video customers, and in 2006, we sold cable systems serving a total of approximately 390,300 analog video customers. In January 2007, we completed the sale of additional cable systems representing approximately 34,400 analog video customers. As a result of these sales we have improved our geographic footprint by reducing our number of headends, increasing the number of customers per headend, and reducing the number of states in which the majority of our customers reside.

In 2006, we determined that the West Virginia and Virginia cable systems, which were part of the system sales disclosed above, comprised operations and cash flows that for financial reporting purposes met the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems (including a gain on sale of approximately $200 million recorded in the third quarter of 2006), have been presented as discontinued operations, net of tax, for the year ended December 31, 2006, and all prior periods presented herein have been reclassified to conform to the current presentation.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions):

	Year Ended December 31,
	2006		2005

Revenues	$5,504	100%	$5,033	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,438	44%	2,203	44%
Selling, general and administrative	1,165	21%	1,012	20%
Depreciation and amortization	1,354	25%	1,443	29%
Asset impairment charges	159	3%	39	1%
Other operating expenses, net	21	--	32	--

	5,137	93%	4,729	94%

Operating income from continuing operations	367	7%	304	6%

Interest expense, net	(766)		(691)
Loss on extinguishment of debt	(27)		(6)
Other income, net	2		105

Loss from continuing operations before income taxes	(424)		(288)
Income tax expense	(7)		(9)

Loss from continuing operations	(431)		(297)
Income from discontinued operations, net of tax	238		39

Net loss	$(193)		$(258)

Revenues.  Average monthly revenue per analog video customer, measured on an annual basis, has increased from $74 in 2005 to $82 in 2006. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers during the respective period. Revenue growth primarily reflects increases in the number of customers, price increases, and incremental video revenues from OnDemand, DVR and high-definition television services. Cable system sales, net of acquisitions, reduced the increase in revenues by approximately $24 million.

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$3,349	61%	$3,248	65%	$101	3%
High-speed Internet	1,051	19%	875	17%	176	20%
Telephone	135	2%	36	1%	99	275%
Advertising sales	319	6%	284	6%	35	12%
Commercial	305	6%	266	5%	39	15%
Other	345	6%	324	6%	21	6%

	$5,504	100%	$5,033	100%	$471	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Analog video customers decreased by 210,700 customers in 2006, of which 137,200 was related to system sales, net of acquisitions. Digital video customers increased by 127,800 customers in 2006. The increase was reduced by the sale, net of acquisitions, of 42,100 digital customers. The increase in video revenues is attributable to the following (dollars in millions):

2006 compared to 2005

Increase related to price increases and incremental video services	$102
Increase related to increase in digital video customers	58
Decrease related to decrease in analog video customers	(34)
Increase related to acquisition	6
Decrease related to system sales	(31)

$101

High-speed Internet customers grew by 283,600 customers in 2006, of which 20,900 was related to system sales, net of acquisitions. The increase in high-speed Internet revenues from our non-commercial customers is attributable to the following (dollars in millions):

2006 compared to 2005

Increase related to increases in high-speed Internet customers	$146
Increase related to price increases	31
Increase related to acquisition	3
Decrease related to system sales	(4)

$176

Revenues from telephone services increased primarily as a result of an increase of 324,300 telephone customers in 2006, of which 14,500 was related to acquisitions. Approximately $6 million of the increase in telephone revenue is related to an acquisition.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local and national advertising sales, including political advertising. In addition, the increase was offset by a decrease of $1 million as a result of system sales. For the years ended December 31, 2006 and 2005, we received $17 million and $15 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues. The increase was reduced by approximately $1 million as a result of system sales.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the years ended December 31, 2006 and 2005, franchise fees represented approximately 52% and 54%, respectively, of total other revenues. The increase in other revenues was primarily the result of increases in franchise fees as a result of increases in revenues upon which the fees apply, and increases in installation revenues. The increase was reduced by approximately $2 million as a result of system sales.

Operating expenses. The increase in operating expenses is attributable to the following (dollars in millions):

2006 compared to 2005

Increase in programming costs	$143
Increase in labor costs	32
Increase in costs of providing high-speed Internet and telephone services	25
Increase in maintenance costs	15
Increase in advertising sales costs	14
Increase in franchise costs	11
Other increase, net	2
Increase related to acquisition	13
Decrease related to system sales	(20)

$235

Programming costs were approximately $1.5 billion and $1.4 billion, representing 61% and 62% of total operating expenses, for the years ended December 31, 2006 and 2005, respectively. Programming costs consist primarily of costs paid to programmers for analog, premium, digital and pay-per-view programming. The increase in programming costs is primarily a result of rate increases, particularly in sports programming. In addition, programming costs increased as a result of reductions in the amounts of amortization of payments received from programmers in support of launches of new channels. Amounts amortized against programming expenses were $32 million and $41 million in 2006 and 2005, respectively. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, and additional programming, including high-definition and OnDemand programming, being provided to customers. Labor costs increased due to an increase in headcount to support improved service levels and telephone deployment.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

2006 compared to 2005

Increase in customer care costs	$56
Increase in marketing costs	38
Increase in employee costs	32
Increase in bad debt and collection costs	19
Increase in property and casualty costs	17
Decrease in professional service costs	(26)
Other increase, net	21
Decrease related to system sales	(9)
Increase related to acquisition	5

$153

Depreciation and amortization. Depreciation and amortization expense decreased by $89 million in 2006. The decrease in depreciation was primarily the result of systems sales and certain assets becoming fully depreciated.

Asset impairment charges. Asset impairment charges for the years ended December 31, 2006 and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 4 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other operating expenses, net. The decrease in other operating expenses, net is attributable to the following (dollars in millions):

2006 compared to 2005

Increase in losses on sales of assets	$2
Hurricane asset retirement loss	(19)
Increase in special charges, net	6

$(11)

For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense increased by $75 million in 2006. The increase in net interest expense was a result of an increase in our average borrowing rate from 7.6% in 2005 to 8.2% in 2006, and an increase in average debt outstanding from $8.5 billion in 2005 to $8.7 billion in 2006.

Loss on extinguishment of debt.

	Year Ended December 31,
	2006	2005

Charter Operating credit facility refinancing	$(27)	$--
CC V Holdings notes repurchase	--	(5)
Other	--	(1)

	$(27)	$(6)

For more information, see Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other income, net. The decrease in other income, net is attributable to the following (dollars in millions):

2006 compared to 2005

Decrease in gain on derivative instruments and hedging activities, net	$(44)
Decrease in minority interest	(53)
Decrease in investment income	(9)
Other, net	3

$(103)

For more information, see Note 17 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax expense. Income tax expense in 2006 and 2005 was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax increased in 2006 compared to 2005 due to a gain of $200 million recognized in 2006 on the sale of the West Virginia and Virginia systems.

Net loss. The impact to net loss in 2006 and 2005 of asset impairment charges, extinguishment of debt, and gain on discontinued operations, was to decrease net loss by approximately $14 million and increase net loss by approximately $45 million, respectively.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Debt and Liquidity

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, proceeds from sales of assets, issuances of debt securities, and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2006, we generated $1.2 billion of net cash flows from operating activities after paying cash interest of $718 million. In addition, we received proceeds from the sale of assets of approximately $1.0 billion and used $1.1 billion for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $1.1 billion. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our and our parent companies’ access to the debt markets, Charter’s access to the equity markets, the timing of possible asset sales, and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently consider future asset sales as a significant source of liquidity.

As a result of the Credit Facility Refinancing, we expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2008.  We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009 and will not be sufficient to fund such needs in 2010 and beyond. We have been advised that Charter continues to work with its financial advisors concerning our approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

We have a significant level of debt. As of December 31, 2006, the accreted value of our total debt was approximately $8.6 billion, as summarized below (dollars in millions):

	December 31, 2006
			Semi-Annual
	Principal	Accreted	Interest Payment	Maturity
	Amount	Value(a)	Dates	Date(b)

CCO Holdings:
Senior floating notes due 2010	$550	$550	3/15, 6/15, 9/15 & 12/15	12/15/10
8 3/4% senior notes due 2013	800	795	5/15 & 11/15	11/15/13
Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	4/30 & 10/30	4/30/12
8 3/8% senior second-lien notes due 2014	770	770	4/30 & 10/30	4/30/14
Credit Facilities	5,395	5,395		varies

	$8,615	$8,610

(a)	The accreted value presented above generally represents the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.
(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. For additional information see Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

In 2007, $25 million of our debt matures, and in 2008, an additional $50 million matures. In 2009 and beyond, significant additional amounts will become due under our remaining long-term debt obligations. The following table summarizes our payment obligations as of December 31, 2006 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$8,615	$25	$100	$1,045	$7,445
Long-Term Debt Interest Payments (2)	4,180	708	1,361	1,280	831
Payments on Interest Rate Instruments (3)	1	--	1	--	--
Capital and Operating Lease Obligations (4)	87	19	30	20	18
Programming Minimum Commitments (5)	854	349	505	--	--
Other (6)	423	284	69	48	22

Total	$14,160	$1,385	$2,066	$2,393	$8,316

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2006. Refer to Notes 9 and 21 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments. Does not include $303 million of Loans Payable - Related Party.

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2006 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2006. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
Represents amounts we will be required to pay under our interest rate hedge agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2006.

(4)
The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2006 and 2005, were $23 million and $22 million, respectively.

(5)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $1.5 billion and $1.4 billion, for the years ended December 31, 2006 and 2005, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(6)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for each of the years ended December 31, 2006 and 2005 was $44 million.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $175 million and $165 million for the years ended December 31, 2006 and 2005, respectively.

•
We also have $147 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims. These letters of credit reduce the amount we may borrow under our credit facilities.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios, and meet financial tests, and to provide audited financial statements with an unqualified opinion from our independent auditors. As of December 31, 2006, we are in compliance with the covenants under our credit facilities, as well as under our indentures, and we expect to remain in compliance with those covenants for the next twelve months. As of December 31, 2006, our potential availability under our credit facilities totaled approximately $1.3 billion, although the actual availability at that time was only $1.1 billion because of limits imposed by covenant restrictions. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could case serious disruption to our business and have a material adverse effect on our business and results of operations. A failure by Charter Holdings, CIH, CCH I, or CCH II to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH, CCH I, or CCH II would give the lenders under our credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indenture governing our notes.  On a consolidated basis, our parent companies have a significant level of debt, which, including our debt, totaled approximately $19.1 billion as of December 31, 2006.

Limitations on Distributions

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of December 31, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $8 million in cash, which were available to pay interest and principal on Charter’s convertible senior notes. In addition, Charter has $50 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in 2007. CCHC also holds $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on the convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million of the convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

As of December 31, 2006, Charter Holdings, CIH, CCH I, and CCH II had approximately $9.9 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $415 million and $9.4 billion maturing in 2007, 2008, 2009, and thereafter, respectively.  Charter Holdings, CIH, CCH I, and CCH II will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations.  However, because of their significant indebtedness, our ability and the ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain.  During the year ended December 31, 2006, we distributed $1.2 billion of cash to our parent company.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, Charter Holdings, CIH, CCH I, and CCH II) for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default under the applicable indenture and each applicable subsidiary’s leverage ratio test is met at the time of such distribution, and, in the case of such distributions by Charter Operating for payment of principal on a portion of the outstanding CCO Holdings notes, other specified tests are met. For the quarter ended December 31, 2006, there was no default under any of these indentures, and each such subsidiary met its applicable leverage ratio tests based on December 31, 2006 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities. Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures, and in the case of such distributions by Charter Operating for payment of interest on a portion of the outstanding CCO Holdings notes, Charter Operating’s leverage ratio and other specified tests are met.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2006, there was no default under Charter Holdings’ indentures, and the other specified tests were met. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law. See “Risk Factors — Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiary’s debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

Access to Capital

Our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities. No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due, because of adverse market conditions, increased competition, or other unfavorable events. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities, or through additional debt or equity financings, we would consider:

•	issuing equity at a parent company level, the proceeds of which could be loaned or contributed to us;
•	issuing debt securities that may have structural or other priority over our existing notes;
•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue and grow operating cash flows;
•	selling assets; or
•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to negotiation; and cannot be assured.

If the above strategies are not successful, we could be forced to restructure our obligations or seek bankruptcy protection. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive the full principal and interest payments to which they are contractually entitled.

Recent Financing Transactions

We have completed many capital transactions since the formation of Charter. In 2007 and 2006, we completed the following capital transactions, all of which impacted our liquidity.

In March 2007, we entered into the Charter Credit Facility Refinancing. See “Part I. Item 1. Business - Recent Event.”

In January 2006, our direct parent companies, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013, and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously, and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the CCO Holdings bridge loan was terminated.

In September 2006, Charter Holdings and its wholly owned subsidiaries, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings. Holders of Charter Holdings notes due in 2009-2010 tendered $308 million principal amount of notes for $250 million principal amount of new 10.25% CCH II notes due 2013 and $37 million principal amount of 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011-2012 tendered $490 million principal amount of notes for $425 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchanges were thereafter distributed to Charter Holdings and retired. Also in September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A common stock and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

Sale of Assets

In 2006, we closed asset sales for total net proceeds of approximately $1.0 billion. We used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of our credit facilities. Also in 2006, we recorded asset impairment charges of $159 million related to cable systems meeting the criteria of assets held for sale.

Acquisition

In January 2006, we closed the purchase of certain cable systems in Minnesota from Seren Innovations, Inc. We acquired approximately 17,500 analog video customers, 8,000 digital video customers, 13,200 high-speed Internet customers, and 14,500 telephone customers, for a total purchase price of approximately $42 million.

Historical Operating, Financing and Investing Activities

Cash and Cash Equivalents. We held $28 million in cash and cash equivalents as of December 31, 2006 compared to $3 million as of December 31, 2005.

Operating Activities.  Net cash provided by operating activities increased $189 million, or 18%, from $1.0 billion for the year ended December 31, 2005 to $1.2 billion for the year ended December 31, 2006. For the year ended December 31, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $239 million more cash during the year ended December 31, 2006 than the corresponding period in 2005, offset by an increase in cash interest expense of $81 million over the corresponding prior period.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2006 and 2005 was $65 million and $1.0 billion, respectively. Investing activities used $953 million less cash during the year ended December 31, 2006 than the corresponding period in 2005 primarily due to $1.0 billion of proceeds received in 2006 from the sale of assets, including cable systems.

Financing Activities. Net cash used by financing activities was $1.1 billion and $574 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash used during the year ended December 31, 2006 compared to the corresponding period in 2005, was primarily the result of an increase in repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $1.1 billion for each of the years ended December 31, 2006 and 2005. The majority of the capital expenditures in 2006 and 2005 related to our scalable infrastructure and customer premise equipment. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the years ended December 31, 2006 and 2005, our liabilities related to capital expenditures increased by $24 million and $13 million, respectively.

During 2007, we expect capital expenditures to be approximately $1.2 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure. We expect to fund capital expenditures for 2007 primarily from cash flows from operating activities and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven then publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association (“NCTA”). The disclosure is intended to provide more consistency in reporting capital expenditures and customers among peer companies in the cable industry. These disclosures are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2006 and 2005 (dollars in millions):

	For the years ended December 31,
	2006	2005

Customer premise equipment (a)	$507	$434
Scalable infrastructure (b)	214	174
Line extensions (c)	107	134
Upgrade/Rebuild (d)	45	49
Support capital (e)	230	297

Total capital expenditures	$1,103	$1,088

(a)
Customer premise equipment includes costs for set-top boxes and cable modems, etc. used at the customer residence to secure new customers, revenue generating units, and additional bandwidth. It also includes customer installation costs in accordance with SFAS 51.

(b)
Scalable infrastructure includes costs not related to customer premise equipment or our network, to secure growth of new customers, revenue generating units, and additional bandwidth revenues, or to provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering) associated with entering new service areas.
(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(e)
Support capital includes costs associated with the replacement or enhancement of non-network assets (e.g., non-network equipment, land, buildings and vehicles) due to technological and physical obsolescence.

Description of Our Outstanding Debt

Overview

As of December 31, 2006 and 2005, our long-term debt totaled approximately $8.6 billion and $9.0 billion, respectively. This debt was comprised of approximately $5.4 billion and $5.7 billion of credit facility debt, $3.2 billion and $3.3 billion accreted amount of high-yield notes at December 31, 2006 and 2005, respectively. See the first table under “ — Liquidity and Capital Resources — Overview of Our Debt and Liquidity” for debt outstanding by issuer.

As of December 31, 2006 and 2005, the blended weighted average interest rate on our debt was 8.2% and 8.0%, respectively. The interest rate on approximately 49% and 51% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of December 31, 2006 and 2005, respectively. The fair value of our high-yield notes was $3.3 billion and $3.2 billion at December 31, 2006 and 2005, respectively. The fair value of our credit facilities was $5.4 billion and $5.7 billion at December 31, 2006 and 2005, respectively. The fair value of high-yield notes was based on quoted market prices, and the fair value of the credit facilities was based on dealer quotations.

The following description is a summary of certain provisions of our credit facilities and our notes (the “Debt Agreements”).  The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all terms of the Debt Agreements.  The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding the Debt Agreements.

Charter Operating Credit Facilities - General

In March 2007, we entered into the Charter Credit Facility Refinancing. See “Part I. Item 1. Business - Recent Event.” The description below reflects the Charter Operating credit facilities that were in place at December 31, 2006.

The Charter Operating credit facilities were amended and restated in April 2006, among other things, to defer maturities and to increase availability under these facilities. The Charter Operating credit facilities provide borrowing availability of up to $6.85 billion as follows:

•
a term facility with a total principal amount of $5.0 billion, repayable in 23 equal quarterly installments, commencing September 30, 2007 and aggregating in each loan year to 1% of the original amount of the term facility, with the remaining balance due at final maturity in 2013;

•	a revolving credit facility of $1.5 billion, with a maturity date in 2010; and

•	a revolving credit facility (the “R/T Facility”) of $350.0 million, that converts to term loans no later than April 2007, repayable on the same terms as the term facility described above.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 3.00% for the revolving credit facility and R/T Facility (until converted to term loans), up to 2.625% for the term facility and R/T Facility loans after converting to term loans, and for base rate loans of up to 2.00% for the revolving credit facility and R/T Facility (until converted to term loans), and up to 1.625% for the term facility and R/T Facility loans after converting to term loans. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facility and, until converted into term loans, the R/T Facility.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”). The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating, as well as intercompany obligations owing to it by Charter Operating.

Charter Operating Credit Facilities — Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage and interest coverage to be tested as of the end of each quarter. The maximum allowable leverage ratio is 4.25 to 1.0 until maturity. Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the CCHC notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities, and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2005 of any event, development, or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,
•	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from our independent auditors,
•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $50 million in aggregate principal amount,

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

•
certain of Charter Operating’s indirect or direct parent companies and Charter Operating and its subsidiaries having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

Outstanding Notes

CCO Holdings, LLC Notes

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013 ( the “CCOH 2013 Notes”) and, in December 2004, issued $550 million total principal amount of senior floating rate notes due 2010 (the “CCOH 2010 Notes and, together with the CCOH 2013 Notes, the CCOH Notes”). The CCO Holdings senior floating rate notes have an annual interest rate of LIBOR plus 4.125%, which resets and is payable quarterly in arrears on each March 15, June 15, September 15 and December 15.

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.

Charter Communications Operating, LLC Notes

On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014. In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007.

Subject to specified limitations, CCO Holdings and those subsidiaries of Charter Operating that are guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations are required to guarantee the Charter Operating notes. The note guarantee of each such guarantor is:

•	a senior obligation of such guarantor;
•
structurally senior to the outstanding CCO Holdings notes (except in the case of CCO Holdings’ note guarantee, which is structurally pari passu with such senior notes), the outstanding CCH II notes, the outstanding CCH I notes, the outstanding CIH notes, the outstanding Charter Holdings notes and the outstanding Charter convertible senior notes;

•	senior in right of payment to any future subordinated indebtedness of such guarantor; and
•	effectively senior to the relevant subsidiary's unsecured indebtness, to the extent of the value of the collateral but subject to the prior lien of the credit facilities.

The Charter Operating notes and related note guarantees are secured by a second-priority lien on all of Charter Operating’s and its subsidiaries’ assets that secure the obligations of Charter Operating or any subsidiary of Charter Operating with respect to the Charter Operating credit facilities and the related obligations. The collateral currently consists of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings) in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations), including, but not limited to:

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

The Charter Operating notes are senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp. To the extent of the value of the collateral (but subject to the prior lien of the credit facilities), they rank effectively senior to all of Charter Operating’s future unsecured senior indebtedness.

Redemption Provisions of Our High Yield Notes

The various notes issued by us and our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal

CCO Holdings:
Senior floating notes due 2010	December 15, 2006 - December 14, 2007	102.000%
	December 15, 2007 - December 14, 2008	101.000%
	Thereafter	100.000%
8 3/4% senior notes due 2013	November 15, 2008 - November 14, 2009	104.375%
	November 15, 2009 - November 14, 2010	102.917%
	November 15, 2010 - November 14, 2011	101.458%
	Thereafter	100.000%
Charter Operating:*
8% senior second-lien notes due 2012	Any time	**
8 3/8% senior second-lien notes due 2014	April 30, 2009 - April 29, 2010	104.188%
	April 30, 2010 - April 29, 2011	102.792%
	April 30, 2011 - April 29, 2012	101.396%
	Thereafter	100.000%

* Charter Operating may, prior to April 30, 2007 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the Charter Operating notes at a redemption price of 108.375% with respect to the 8 3/8% senior second-lien notes due 2014 Notes and a redemption price of 108% with respect to the 8% senior second-lien notes due 2012.

** Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium. The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 8% senior second-lien notes due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

In the event that a specified change of control event occurs, each of the respective issuers of the notes must offer to repurchase any then outstanding notes at 101% of their principal amount or accrued value, as applicable, plus accrued and unpaid interest, if any.

Summary of Restrictive Covenants of Our High Yield Notes

The following description is a summary of certain restrictions of our Debt Agreements.  The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all restrictions of the Debt Agreements.  The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding the Debt Agreements.

The notes issued by CCO Holdings and Charter Operating (together, the “note issuers”) were issued pursuant to indentures that contain covenants that restrict the ability of the note issuers and their subsidiaries to, among other things:

•	incur indebtedness;
•	pay dividends or make distributions in respect of capital stock and other restricted payments;
•	issue equity;
•	make investments;
•	create liens;
•	sell assets;

•	consolidate, merge, or sell all or substantially all assets;
•	enter into sale leaseback transactions;
•	create restrictions on the ability of restricted subsidiaries to make certain payments; or
•	enter into transactions with affiliates.

However, such covenants are subject to a number of important qualifications and exceptions. Below we set forth a brief summary of certain of the restrictive covenants.

Restrictions on Additional Debt

The limitations on incurrence of debt and issuance of preferred stock contained in various indentures permit each of the respective notes issuers and its restricted subsidiaries to incur additional debt or issue preferred stock, so long as, after giving pro forma effect to the incurrence, the leverage ratio would be below a specified level for each of the note issuers as follows:

Issuer	Leverage Ratio

CCOH	4.5 to 1
CCO	4.25 to 1

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, each issuer and their restricted subsidiaries are permitted to issue among other permitted indebtedness:

•	up to an amount of debt under credit facilities not otherwise allocated as indicated below:
•	CCO Holdings: $9.75 billion
•	Charter Operating: $6.8 billion
•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets;
•	up to $300 million of additional debt for any purpose; and
•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

Indebtedness under a single facility or agreement may be incurred in part under one of the categories listed above and in part under another, and generally may also later be reclassified into another category including as debt incurred under the leverage ratio. Accordingly, indebtedness under our credit facilities is incurred under a combination of the categories of permitted indebtedness listed above. In March 2007, CCO entered into the Charter Operating Credit Agreement.  See “Part I.  Item 1.  Recent Event.”  Under the Charter Operating Credit Agreement, the maximum allowable leverage ratio for CCO is 5 to 1 with a maximum allowable first lien leverage ratio of 4 to 1 thereby allowing CCO to incur more credit facility indebtedness than before entering into the Charter Operating Credit Agreement when the maximum allowable leverage ratio was 4.25 to 1. The restricted subsidiaries of note issuers are generally not permitted to issue subordinated debt securities.

Restrictions on Distributions

Generally, under the various indentures each of the note issuers and their respective restricted subsidiaries are permitted to pay dividends on or repurchase equity interests, or make other specified restricted payments, only if the applicable issuer can incur $1.00 of new debt under the applicable leverage ratio test after giving effect to the transaction and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments may be made in a total amount of up to the following amounts for the applicable issuer as indicated below:

•
CCO Holdings: the sum of 100% of CCO Holdings’ Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to certain investments, cumulatively from October 1, 2003, plus $100 million; and

•
Charter Operating: the sum of 100% of Charter Operating’s Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by Charter Operating and not allocated to certain investments, cumulatively from April 1, 2004, plus $100 million.

In addition, each of the note issuers may make distributions or restricted payments, so long as no default exists or would be caused by transactions among other distributions or restricted payments:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;
•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in the applicable issuer or its restricted subsidiaries; or
•
to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

Each of CCO Holdings and Charter Operating and their respective restricted subsidiaries may make distributions or restricted payments: (i) so long as certain defaults do not exist and even if the applicable leverage test referred to above is not met, to enable certain of its parents to pay interest on certain of their indebtedness or (ii) so long as the applicable issuer could incur $1.00 of indebtedness under the applicable leverage ratio test referred to above, to enable certain of its parents to purchase, redeem or refinance certain indebtedness.

Restrictions on Investments

Each of the note issuers and their respective restricted subsidiaries may not make investments except (i) permitted investments or (ii) if, after giving effect to the transaction, their leverage would be above the applicable leverage ratio.

Permitted investments include, among others:

•	investments in and generally among restricted subsidiaries or by restricted subsidiaries in the applicable issuer;
•	For CCO Holdings:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since November 10, 2003 to the extent the proceeds have not been allocated to the restricted payments covenant;
•	For Charter Operating:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since April 27, 2004 to the extent the proceeds have not been allocated to the restricted payments covenant.

Restrictions on Liens

Charter Operating and its restricted subsidiaries are not permitted to grant liens senior to the liens securing the Charter Operating notes, other than permitted liens, on their assets to secure indebtedness or other obligations, if, after giving effect to such incurrence, the senior secured leverage ratio (generally, the ratio of obligations secured by first priority liens to four times EBITDA, as defined, for the most recent fiscal quarter for which internal financial reports are available) would exceed 3.75 to 1.0. The restrictions on liens for each of the other note issuers only applies to liens on assets of the issuers themselves and does not restrict liens on assets of subsidiaries. With respect to all of the note issuers, permitted liens include liens securing indebtedness and other obligations under credit facilities (subject to specified limitations in the case of Charter Operating), liens securing the purchase price of financed new assets, liens securing indebtedness of up to $50 million and other specified liens.

Restrictions on the Sale of Assets; Mergers

The note issuers are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless after giving effect to the transaction, leverage would be below the applicable leverage ratio for the applicable issuer, no default exists, and the surviving entity is a U.S. entity that assumes the applicable notes.

The note issuers and their restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, in excess of $100 million unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days or productive assets. The note issuers and their restricted subsidiaries are then required within 365 days after any asset sale either to use or commit to use the net cash proceeds over a specified threshold to acquire assets used or useful in their businesses or use the net cash proceeds to repay specified debt, or to offer to repurchase the issuer’s notes with any remaining proceeds.

Restrictions on Sale and Leaseback Transactions

The note issuers and their restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, the applicable issuer could have incurred secured indebtedness under its leverage ratio test in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

Prohibitions on Restricting Dividends

The note issuers’ restricted subsidiaries may generally not enter into arrangements involving restrictions on their ability to make dividends or distributions or transfer assets to the applicable note issuer unless those restrictions with respect to financing arrangements are on terms that are no more restrictive than those governing the credit facilities existing when they entered into the applicable indentures or are not materially more restrictive than customary terms in comparable financings and will not materially impair the applicable note issuers’ ability to make payments on the notes.

Affiliate Transactions

The indentures also restrict the ability of the note issuers and their restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors of the applicable note issuer that the transaction complies with this covenant, or transactions with affiliates involving over $50 million without receiving an opinion as to the fairness to the holders of such transaction from a financial point of view issued by an accounting, appraisal or investment banking firm of national standing.

Cross Acceleration

Our indentures and those of certain of our parent companies and our subsidiaries include various events of default, including cross acceleration provisions. Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes. As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the Charter Holdings notes, CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes or the Charter Operating credit facilities could cause cross-defaults under our parent companies’ and our subsidiary’s indentures.

Recently Issued Accounting Standards

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses the effects of prior year uncorrected misstatements in quantifying misstatements in current year financial statements. Misstatements are required to be quantified using both the balance-sheet (“iron-curtain”) and income-statement approach (“rollover”) and evaluated as to whether either approach results in a material error in light of quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006 and we adopted SAB 108 effective for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after

December 15, 2006 and we will adopt FIN 48 effective January 1, 2007. We are currently assessing the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt SFAS 157 effective January 1, 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted.  We are currently assessing the impact of SFAS 159 on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements), as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit our exposure to, and to derive benefits from, interest rate fluctuations on variable rate debt to within a certain range of rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

As of December 31, 2006 and 2005, our long-term debt totaled approximately $8.6 billion and $9.0 billion, respectively. As of December 31, 2006 and 2005, the weighted average interest rate on the credit facility debt was approximately 7.9% and 7.8% and the weighted average interest rate on the high-yield notes was approximately 8.5% and 8.3%, respectively, resulting in a blended weighted average interest rate of 8.2% and 8.0%, respectively. The interest rate on approximately 49% and 51% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2006 and 2005, respectively.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2006, 2005, and 2004, other income, net includes gains of $2 million, $3 million, and $4 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2006, 2005, and 2004, a loss of $1 million and gains of $16 million and $42 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income, net, in our statements of operations. For the years ended December 31, 2006, 2005, and 2004, other income, net includes gains of $4 million, $47 million, and $65 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2006 (dollars in millions):

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at December 31, 2006
Debt
Fixed Rate	$--	$--	$--	$--	$--	$2,670	$2,670	$2,774
Average Interest Rate	--	--	--	--	--	8.33%	8.33%

Variable Rate	$25	$50	$50	$995	$50	$4,775	$5,945	$5,979
Average Interest Rate	7.78%	7.44%	7.44%	8.53%	7.60%	7.72%	7.85%

Interest Rate Instruments
Variable to Fixed Swaps	$875	$--	$--	$500	$300	$--	$1,675	$--
Average Pay Rate	7.55%	--	--	7.46%	7.63%	--	7.54%
Average Receive Rate	7.92%	--	--	7.58%	7.59%	--	7.75%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2006.

At December 31, 2006 and 2005, we had outstanding $1.7 billion and $1.8 billion and $0 and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls provide such reasonable assurances.

Item 9B. Other Information.

None.

PART III

Item 14. Principal Accounting Fees and Services.

Charter’s Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of director and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where nonaudit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. Preapprovals of non-audit services are sometimes delegated to a single member of Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at Charter’s Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2006 and 2005. Each year, including 2006, with respect to the proposed audit engagement, Charter’s Audit Committee reviews with the auditors the proposed risk assessment process in evaluating the scope of examination and the reports to be rendered.

In its capacity as a committee of Charter’s Board, Charter’s Audit Committee oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail of Charter’s Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter set forth in Exhibit A of our 2006 Proxy Statement filed with the SEC on August 2, 2006.

Audit Fees

During the years ended December 31, 2006 and 2005, Charter incurred fees and related expenses for professional services rendered by KPMG for the audits of Charter and its subsidiaries’ financial statements (including three subsidiaries in 2006 and four subsidiaries in 2005 that are also public registrants), for the review of Charter and its subsidiaries’ interim financial statements and seven offering memoranda and registration statement filings in each of 2006 and 2005 totaling approximately $5.9 million and $6.2 million, respectively.

Audit-Related Fees

Charter incurred fees to KPMG of approximately $0.01 million and $0.01 million during the year ended December 31, 2006 and 2005, respectively. These services were primarily related to certain agreed-upon procedures.

Tax Fees

None.

All Other Fees

None.

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

(3)	The index to the exhibits begins on page E-1 of this annual report.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Charter Holdings and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager
Date: March 30, 2007	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

CCO HOLDINGS CAPITAL CORP.
Registrant
Date: March 30, 2007	By:	/s/ Neil Smit
Neil Smit
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc., the sole manager of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	March 30, 2007
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	March 30, 2007
Neil Smit	Officer, Director (Principal Executive Officer)
CCO Holdings Capital Corp.

/s/ Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer	March 30, 2007
Jeffrey T. Fisher	(Principal Financial Officer)
March 30, 2007
/s/ Kevin D. Howard	Vice President and Chief Accounting Officer
Kevin D. Howard	(Principal Accounting Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 30, 2007
W. Lance Conn

/s/ Nathaniel A. Davis	Director, Charter Communications, Inc.	March 30, 2007
Nathaniel A. Davis

/s/Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 22, 2007
Jonathan L. Dolgen

/s/ Rajive Johri	Director, Charter Communications, Inc.	March 30, 2007
Rajive Johri

/s/ Robert P. May	Director, Charter Communications, Inc.	March 30, 2007
Robert P. May

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 30, 2007
David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 23, 2007
Marc B. Nathanson

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 30, 2007

S-1

Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 27, 2007
John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 24, 2007
Larry W. Wangberg

S-2

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

3.3(a)
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

Certain long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the Registrants have not been filed as exhibits to this Form 10-K. The Registrants agree to furnish to the Commission upon its request a copy of any instrument defining the rights of holders of long- term debt of the Company and its consolidated subsidiaries.

4.1
Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

4.2(a)
Indenture dated as of December 15, 2004 among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of CCO Holdings, LLC filed on December 21, 2004 (File No. 333-112593)).

4.2(b)
First Supplemental Indenture dated August 17, 2005 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of CCO Holdings, LLC and CCO Holdings Capital Corp. filed on August 23, 2005 (File No. 333-112593)).

10.1
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

10.3
Third Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.20 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 2, 2005 (File No. 000-27927)).

10.4(a)
Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.4(b)
First Amendment to the Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, adopted as of June 22, 2004 (incorporated by reference to Exhibit 10.16(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on February 28, 2006 (File No. 000-27927)).

10.5
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.6(a)
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled in Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.6(b)
Amendment to Stipulation of Settlement, dated as of May 23, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to the registration statement on Form S-1 filed by Charter Communications, Inc. on June 8, 2005 (File No. 333-121186)).

10.7
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

10.8
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Federal Derivative Action, Arthur J. Cohn v. Ronald L. Nelson et al and Charter Communications, Inc. (incorporated by reference to Exhibit 10.50 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.9
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

10.10
Exchange Agreement, dated as of October 31, 2005, by and among Charter Communications Holding Company, LLC, Charter Investment, Inc. and Paul G. Allen (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.11
CCHC, LLC Subordinated and Accreting Note, dated as of October 31, 2005 (revised) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on November 4, 2005 (File No. 000-27927)).

10.12
Amended and Restated Credit Agreement, dated as of March 6, 2007, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.13
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A. ,as administrative agent, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.14
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.15
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.16(a)+
Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.16(b)+
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

10.16(c)+
Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.16(d)+
Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.16(e)+
Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.16(f)+
Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.17(a)+
Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.17(b)+
Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.17(c)+
Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.17(d)+
Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.17(e)+
Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.17(f)+
Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.17(g)+
Amendment No. 6 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective December 23, 2004 (incorporated by reference to Exhibit 10.43(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.17(h)+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.17(i)+
Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.18(g) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 31, 2005 (File No. 333-77499)).

10.18+
Description of Charter Communications, Inc. 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 2, 2006 (File No. 000-27927)).

10.19+
Charter Communications, Inc. 2005 Executive Cash Award Plan, amended for 2006 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 17, 2006 (File No. 000-27927)).

10.20+
Employment Agreement, dated as of August 9, 2005, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2005 (File No. 000-27927)).

10.21+
Employment Agreement dated as of September 2, 2005, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 9, 2005 (File No. 000-27927)).

10.22+
Employment Agreement effective as of October 10, 2005, by and between Grier C. Raclin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on November 14, 2005 (File No. 000-27927)).

10.23+
Employment Offer Letter, dated November 22, 2005, by and between Charter Communications, Inc. and Robert A. Quigley (incorporated by reference to 10.68 to Amendment No. 1 to the registration statement on Form S-1 of Charter Communications, Inc. filed on February 2, 2006 (File No. 333-130898)).

10.24+
Employment Agreement dated as of December 9, 2005, by and between Robert A. Quigley and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 13, 2005 (File No. 000-27927)).

10.25+
Retention Agreement dated as of January 9, 2006, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 10, 2006 (File No. 000-27927)).

10.26+
Employment Agreement dated as of January 20, 2006 by and between Jeffrey T. Fisher and Charter Communications, Inc.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.27+
Employment Agreement dated as of February 28, 2006 by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 3, 2006 (File No. 000-27927)).

10.28+
Employment Agreement dated as of August 1, 2006 by and between Marwan Fawaz and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 1, 2006 (File No. 000-27927)).

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Document attached

+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Manager and the Member
CCO Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CCO Holdings, LLC and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCO Holdings, LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective September 30, 2004, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

/s/ KPMG LLP

St. Louis, Missouri
March 27, 2007

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28	$3
Accounts receivable, less allowance for doubtful accounts of
$16 and $17, respectively	194	212
Prepaid expenses and other current assets	23	22
Total current assets	245	237

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,602 and $6,712, respectively	5,181	5,800
Franchises, net	9,223	9,826
Total investment in cable properties, net	14,404	15,626

OTHER NONCURRENT ASSETS	176	224

Total assets	$14,825	$16,087

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$901	$875
Payables to related party	147	95
Total current liabilities	1,048	970

LONG-TERM DEBT	8,610	9,023
LOANS PAYABLE - RELATED PARTY	303	22
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	362	392
MINORITY INTEREST	641	622

Member’s equity	3,846	5,042
Accumulated other comprehensive income	1	2

Total member’s equity	3,847	5,044

Total liabilities and member’s equity	$14,825	$16,087

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2006	2005	2004

REVENUES	$5,504	$5,033	$4,760

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,438	2,203	1,994
Selling, general and administrative	1,165	1,012	965
Depreciation and amortization	1,354	1,443	1,433
Impairment of franchises	--	--	2,297
Asset impairment charges	159	39	--
Other operating expenses, net	21	32	13

	5,137	4,729	6,702

Operating income (loss) from continuing operations	367	304	(1,942)

OTHER INCOME AND EXPENSES:
Interest expense, net	(766)	(691)	(560)
Loss on extinguishment of debt	(27)	(6)	(21)
Other income, net	2	105	92

	(791)	(592)	(489)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(424)	(288)	(2,431)

INCOME TAX BENEFIT (EXPENSE)	(7)	(9)	35

Loss from continuing operations before cumulative effect of accounting change	(431)	(297)	(2,396)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	238	39	(104)

Loss before cumulative effect of accounting change	(193)	(258)	(2,500)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	--	--	(840)

Net loss	$(193)	$(258)	$(3,340)

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member’s
	Equity	Income (Loss)	Equity

BALANCE, December 31, 2003	$10,642	$(57)	$10,585
Distributions to parent company	(738)	--	(738)
Changes in fair value of interest rate
agreements	--	42	42
Other, net	4	--	4
Net loss	(3,340)	--	(3,340)

BALANCE, December 31, 2004	6,568	(15)	6,553
Distributions to parent company	(1,268)	--	(1,268)
Changes in fair value of interest rate
agreements and other	--	17	17
Net loss	(258)	--	(258)

BALANCE, December 31, 2005	5,042	2	5,044
Contributions	148	--	148
Distributions to parent company	(1,151)	--	(1,151)
Changes in fair value of interest rate
agreements	--	(1)	(1)
Net loss	(193)	--	(193)

BALANCE, December 31, 2006	$3,846	$1	$3,847

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193)	$(258)	$(3,340)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,362	1,499	1,495
Impairment of franchises	--	--	2,433
Asset impairment charges	159	39	--
Noncash interest expense	23	29	25
Deferred income taxes	--	3	(42)
(Gain) loss on sale of assets, net	(192)	6	(86)
Loss on extinguishment of debt	27	--	18
Cumulative effect of accounting change, net of tax	--	--	840
Other, net	10	(72)	13
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	23	(41)	(4)
Prepaid expenses and other assets	1	(7)	(4)
Accounts payable, accrued expenses and other	(23)	(66)	(106)
Receivables from and payables to related party, including deferred management fees	41	(83)	(75)

Net cash flows from operating activities	1,238	1,049	1,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,103)	(1,088)	(893)
Change in accrued expenses related to capital expenditures	24	13	(33)
Proceeds from sale of assets	1,020	44	744
Purchase of cable system	(42)	--	--
Purchases of investments	--	(1)	(6)
Proceeds from investments	37	16	--
Other, net	(1)	(2)	(3)

Net cash flows from investing activities	(65)	(1,018)	(191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	6,322	1,207	3,147
Borrowings from related parties	300	140	--
Repayments of long-term debt	(6,729)	(1,107)	(4,860)
Repayments to related parties	(20)	(147)	(8)
Proceeds from issuance of debt	--	294	2,050
Payments for debt issuance costs	(18)	(11)	(105)
Redemption of preferred interest	--	(25)	--
Contributions	148	--	--
Distributions	(1,151)	(925)	(739)

Net cash flows from financing activities	(1,148)	(574)	(515)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25	(543)	461
CASH AND CASH EQUIVALENTS, beginning of period	3	546	85

CASH AND CASH EQUIVALENTS, end of period	$28	$3	$546

CASH PAID FOR INTEREST	$718	$650	$532

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$37	$333	$--
Retirement of Renaissance Media Group LLC debt	$(37)	$--	$--
Distribution of Charter Communications Holdings, LLC notes and accrued interest	$--	$(343)	$--
Transfer of property, plant and equipment from parent company	$--	$139	$--

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

1. Organization and Basis of Presentation

CCO Holdings, LLC (“CCO Holdings”) is a holding company whose principal assets at December 31, 2006 are the equity interests in its operating subsidiaries. CCO Holdings is a direct subsidiary of CCH II, LLC (“CCH II”), which is an indirect subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”). The consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video), high-speed Internet services, advanced broadband services such as high definition television, OnDemand, and digital video recorder service, and, in many of our markets, telephone service. The Company sells its cable video programming, high-speed Internet, telephone and advanced broadband services on a subscription basis. The Company also sells local advertising on cable networks.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the 2006 presentation, including discontinued operations as discussed in Note 4.

2. Liquidity and Capital Resources

The Company incurred net loss of $193 million, $258 million, and $3.3 billion in 2006, 2005, and 2004, respectively. The Company’s net cash flows from operating activities were $1.2 billion, $1.0 billion, and $1.2 billion for the years ending December 31, 2006, 2005, and 2004, respectively.

The Company's long-term debt as of December 31, 2006 consisted of $5.4 billion of credit facility debt and $3.2 billion accreted value of high-yield notes. In 2007, $25 million of the Company’s debt matures and in 2008, an additional $50 million matures. In 2009 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, sales of assets, issuances of debt securities, and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2006, the Company generated $1.2 billion of net cash flows from operating activities after paying cash interest of $718 million.  In addition, the Company received proceeds from the sale of assets of approximately $1.0 billion and used $1.1 billion for purchases of property, plant and equipment. Finally, the Company had net cash flows used in financing activities of $1.1 billion.

As a result of the Credit Facility Refinancing discussed below, the Company expects that cash on hand, cash flows from operating activities, and the amounts available under its credit facilities will be adequate to meet its and its parent companies’ cash needs through 2008.  The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its and its parent companies’ interest and principal repayment obligations in 2009 and will not be sufficient to fund such needs in 2010 and beyond. The Company has been advised that Charter continues to work with its financial advisors concerning its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities. The Charter Operating credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios, and meet financial tests, and to provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors. As of December 31, 2006, the Company is in compliance with the covenants under its credit facilities, as well as under its indentures, and the Company expects to remain in compliance with those covenants for the next twelve months. As of December 31, 2006, the Company’s potential availability under its credit facilities totaled approximately $1.3 billion, although the actual availability at that time was only $1.1 billion because of limits imposed by covenant restrictions. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company’s business and have a material adverse effect on the Company’s business and results of operations. A failure by Charter Holdings, CCH I Holdings, LLC (“CIH”), CCH I, or CCH II to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH, CCH I, or CCH II would give the lenders under the Company’s credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing the Company’s notes. On a consolidated basis, the Company’s parent companies have a significant level of debt, which, including the Company’s debt, totaled approximately $19.1 billion as of December 31, 2006, as discussed below.

Limitations on Distributions

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Communications Holding Company, LLC (“Charter Holdco”) and its subsidiaries, including the Company.  As of December 31, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $8 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $50 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in 2007.  CCHC, LLC (“CCHC”) also holds an additional $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on the convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million principal amount of the convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

As of December 31, 2006, Charter Holdings, CIH, CCH I, and CCH II had approximately $9.9 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $415 million and $9.4 billion maturing in 2007, 2008, 2009, and thereafter, respectively.  Charter Holdings, CIH, CCH I, and CCH II will need to raise additional capital or receive distributions or payments from the Company in order to satisfy their debt obligations.  However, because of their significant indebtedness, the Company’s ability and the ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain.  During the year ended December 31, 2006, the Company distributed $1.2 billion of cash to its parent company.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, Charter Holdings, CIH, CCH I, and CCH II) for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, and Charter Operating notes unless there is no default under the applicable indenture, and each applicable subsidiary’s leverage ratio test is met at the time of such distribution, and, in the case of such distributions by Charter Operating for payment of principal on a portion of the outstanding CCO Holdings notes, other specified tests are met. For the quarter ended December 31, 2006, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on December 31, 2006 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures, and in the case of such distributions by Charter Operating for payment of interest on a portion of the outstanding CCO Holdings notes, Charter Operating’s leverage ratio and other specified tests are met.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met. For the quarter ended December 31, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In January 2006, the Company’s direct parent companies, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013, and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously, and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the CCO Holdings bridge loan was terminated. The refinancing resulted in a loss on extinguishment of debt of approximately $27 million.

In September 2006, Charter Holdings and its wholly owned subsidiaries, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings. Holders of Charter Holdings notes due in 2009-2010 tendered $308 million principal amount of notes for $250 million principal amount of new 10.25% CCH II notes due 2013 and $37 million principal amount of 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011-2012 tendered $490 million principal amount of notes for $425 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchanges were thereafter distributed to Charter Holdings and retired. Also in September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A Common Stock and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

In March 2007, Charter Operating entered into an Amended and Restated Credit Agreement (the “Charter Operating Credit Agreement”). The Charter Operating Credit Agreement consists of a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5 billion term loan facility (the “Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”) which is expected to be funded in one or more drawings on or prior to April 30, 2007. Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin. The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR. The revolving line of credit commitments terminate on March 6, 2013. The Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum. The remaining principal amount of the New Term Loan will be due on March 6, 2014.

The terms of the Existing Term Loan have been amended effective March 6, 2007. The refinancing of the $5 billion Existing Term Loan with new term loans is permitted under the Charter Operating Credit Agreement and is expected to close April 30, 2007, after which the pricing (LIBOR plus 2.00%) and amortization profile of such term loan will match the New Term Loan described above. Until such time, the Existing Term Loan remains priced at 2.625% above LIBOR. The Charter Operating Credit Agreement also modified the quarterly consolidated leverage ratio financial covenant to be less restrictive.

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings Credit Agreement”) which consists of a $350 million term loan facility (the “Term Facility”). The term loan matures on September 6, 2014 (the “Maturity Date”). The CCO Holdings Credit Agreement also provides for additional incremental term loans (the “Incremental Loans”) maturing on the dates set forth in the notices establishing such term loans, but no earlier than the Maturity Date. Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans, other than Incremental Loans, is 2.50% above LIBOR. The applicable margin with respect to Incremental Loans is to be agreed upon by CCO Holdings and the lenders when the Incremental Loans are established. The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

The Company will use a portion of the additional proceeds from the Charter Operating Credit Agreement and CCO Holdings Credit Agreement (collectively, the “Credit Facility Refinancing”) to redeem $550 million of CCO Holdings’ outstanding floating rate notes due 2010, and approximately $187 million of Charter Holdings’ outstanding 8.625% senior notes due 2009, to fund the purchase of notes in a tender offer for total consideration (including premiums and accrued interest) of $100 million of certain notes outstanding at Charter Holdings, and for other general corporate purposes.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

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

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and have concluded that substantially all of the related franchise rights are indefinite lived intangible assets. Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has not recorded an estimate for potential franchise related obligations but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas. For the Company’s lease agreements, the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. All franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (see Note 7). The Company concluded that more than 99% of its franchises qualify for indefinite-life treatment; however, certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Other Noncurrent Assets

Other noncurrent assets primarily include deferred financing costs, investments in equity securities and goodwill. Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

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
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive income or loss.

The following summarizes investment information as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:

			Gain (Loss) for
	Carrying Value at		the Years Ended
	December 31,		December 31,

	2006	2005	2006	2005	2004

Equity investments, under the cost method	$1	$27	$12	$--	$(3)
Equity investments, under the equity method	11	13	1	22	6

	$12	$40	$13	$22	$3

The gain on equity investments, under the cost method for the year ended December 31, 2006 primarily represents gains realized on the sale of two investments. Such amounts are included in other income, net in the statements of operations.

The gain on equity investments, under the equity method for the year ended December 31, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise. Such amounts are included in other income, net in the statements of operations.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets to be held and used were recorded in 2006, 2005, and 2004; however, approximately $159 million and $39 million of impairment on assets held for sale was recorded for the years ended December 31, 2006 and 2005, respectively (see Note 4).

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Franchise fees imposed by local governmental authorities are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees of $179 million, $174 million and $160 million for the years ended December 31, 2006, 2005 and 2004, respectively, are reported as revenues on a gross basis with a corresponding operating expense. Sales taxes collected and remitted to state and local authorities are recorded on a net basis.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2006	2005	2004

Video	$3,349	$3,248	$3,217
High-speed Internet	1,051	875	712
Telephone	135	36	18
Advertising sales	319	284	279
Commercial	305	266	227
Other	345	324	307

	$5,504	$5,033	$4,760

Programming Costs

The Company has various contracts to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $32 million, $41 million, and $59 million for the years ended December 31, 2006, 2005, and 2004, respectively. Programming costs included in the accompanying statement of operations were $1.5 billion, $1.4 billion, and $1.3 billion for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006 and 2005, the deferred amounts of launch incentives, included in other long-term liabilities, were $67 million and $83 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $131 million, $94 million, and $70 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Stock-Based Compensation

The Company had historically accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

value of the award on the grant date consistent with the method described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method was applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date were accounted for under APB No. 25, unless they were modified or settled in cash.

On January 1, 2006, the Company adopted revised SFAS No. 123, Share - Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements. The Company recorded $13 million, $14 million, and $31 million of option compensation expense which is included in general and administrative expenses for the years ended December 31, 2006, 2005, and 2004, respectively.

SFAS No. 123R requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123R for the years presented:

	Year Ended December 31,
	2006	2005	2004

Net loss	$(193)	$(258)	$(3,340)
Add back stock-based compensation expense related to stock options included in reported net loss	13	14	31
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(13)	(14)	(33)
Effects of unvested options in stock option exchange (see Note 18)	--	--	48
Pro forma	$(193)	$(258)	$(3,294)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2006, 2005, and 2004, respectively; risk-free interest rates of 4.6%, 4.0%, and 3.3%; expected volatility of 87.3%, 70.9%, and 92.4% based on historical volatility; and expected lives of 6.3 years, 4.5 years, and 4.6 years, respectively. The valuations assume no dividends are paid.

Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax. CCO Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of CCO Holdings’ indirect subsidiaries are corporations that are subject to income tax. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of these indirect corporate subsidiaries’’ assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 19).

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

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

4. Sale of Assets

In 2006, the Company sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million. The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell, resulting in asset impairment charges during the year ended December 31, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. Also in 2006, the Company recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale.

During the second quarter of 2006, the Company determined, based on changes in the Company’s organizational and cost structure, that its asset groupings for long lived asset accounting purposes are at the level of their individual market areas, which are at a level below the Company’s geographic clustering. As a result, the Company has determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems (including a gain on sale of approximately $200 million recorded in the third quarter of 2006) have been presented as discontinued operations, net of tax for the year ended December 31, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Summarized consolidated financial information for the years ended December 31, 2006, 2005 and 2004 for the West Virginia and Virginia cable systems is as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues	$109	$221	$217
Net income (loss)	$238	$39	$(104)

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska representing a total of approximately 33,000 analog video customers. During the year ended December 31, 2005, certain of those

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the year ended December 31, 2005 of approximately $39 million.

In 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia to Atlantic Broadband Finance, LLC. These transactions resulted in a $106 million gain recorded as other income, net in the Company’s consolidated statements of operations. The total net proceeds from the sale of all of these systems were approximately $735 million. The proceeds were used to repay a portion of amounts outstanding under the Company’s revolving credit facility.

5. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2006	2005	2004

Balance, beginning of year	$17	$15	$17
Charged to expense	89	76	92
Uncollected balances written off, net of recoveries	(90)	(74)	(94)

Balance, end of year	$16	$17	$15

6. Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2006 and 2005:

	2006	2005

Cable distribution systems	$7,035	$7,014
Customer equipment and installations	4,219	3,955
Vehicles and equipment	463	462
Buildings and leasehold improvements	466	525
Furniture, fixtures and equipment	600	556

	12,783	12,512
Less: accumulated depreciation	(7,602)	(6,712)

	$5,181	$5,800

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1.3 billion, $1.4 billion and $1.4 billion, respectively.

7. Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Such test resulted in a total franchise impairment of approximately $3.3 billion during the third quarter of 2004. The 2005 and 2006 annual impairment tests resulted in no impairment. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships, and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as interactivity and telephone, to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods. The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

The Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services such as interactivity and telephone to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, the SEC staff issued EITF Topic D-108 which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. The Company adopted Topic D-108 in its impairment assessment as of September 30, 2004. Such impairment assessment resulted in a total franchise impairment of approximately $3.3 billion. The Company recorded a cumulative effect of accounting change of $840 million (approximately $875 million before tax effects of $16 million and minority interest effects of $19 million) for the year ended December 31, 2004 representing the portion of the Company's total franchise impairment attributable to no longer including goodwill with franchise assets. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company's valuation, and was recorded as impairment of franchises in the Company's accompanying consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by the Company in the third quarter of 2004 primarily as a result of increased competition from direct broadcast satellite providers and decreased growth rates in the Company's high-speed Internet customers in the third quarter of 2004, in part, as a result of increased competition from digital subscriber line service providers led to the lower projected growth rates and the revised estimates of future cash flows from those used at October 1, 2003.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

As of December 31, 2006 and 2005, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,207	$--	$9,207	$9,806	$--	$9,806
Goodwill	61	--	61	52	--	52

	$9,268	$--	$9,268	$9,858	$--	$9,858

Finite-lived intangible assets:
Franchises with finite lives	$23	$7	$16	$27	$7	$20

For the year ended December 31, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $452 million and $2 million, respectively, related to cable asset sales completed in 2006 and indefinite-lived franchises were further reduced by $147 million as a result of the asset impairment charges recorded related to these cable asset sales. For the year ended December 31, 2005, the net carrying amount of indefinite-lived franchises was reduced by $52 million related to cable asset sales completed in 2005 (see Note 4). Additionally, in 2005, approximately $13 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s renewal of these franchise assets in 2005.

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. Franchise amortization expense for the years ended December 31, 2006, 2005, and 2004 was $2 million, $4 million, and $3 million, respectively. The Company expects that amortization expense on franchise assets will be approximately $1 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the year ended December 31, 2006, the net carrying amount of goodwill increased $9 million as a result of the Company’s purchase of certain cable systems in Minnesota from Seren Innovations, Inc. in January 2006.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2006 and 2005:

	2006	2005

Accounts payable - trade	$79	$100
Accrued capital expenditures	97	73
Accrued expenses:
Interest	117	118
Programming costs	268	269
Franchise related fees	68	67
Compensation	74	60
Other	198	188

	$901	$875

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

9. Long-Term Debt

Long-term debt consists of the following as of December 31, 2006 and 2005:

	2006		2005
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value

Long-Term Debt
CCO Holdings:
Senior floating notes due December 15, 2010	$550	550	$550	550
8 3/4% senior notes due November 15, 2013	800	795	800	794
Charter Operating:
8% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	733	733
Renaissance Media Group LLC:
10.000% senior discount notes due April 15, 2008	--	--	114	115

Credit Facilities	5,395	5,395	5,731	5,731

	$8,615	$8,610	$9,028	$9,023

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.

On or after November 15, 2008, the issuers of the CCO Holdings 8 ¾% senior notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 104.375% to a redemption price on or after November 15, 2011 of 100.0% of the principal amount of the CCO Holdings 8 ¾% senior notes redeemed, plus, in each case, any accrued and unpaid interest.

Interest on the CCO Holdings senior floating rate notes accrues at the LIBOR rate (5.36% and 4.53% as of December 31, 2006 and 2005, respectively) plus 4.125% annually, from the date interest was most recently paid.

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

Charter Operating Notes

The Charter Operating notes are senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp. To the extent of the value of the collateral (but subject to the prior lien of the credit

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

facilities), they rank effectively senior to all of Charter Operating’s future unsecured senior indebtedness. The collateral currently consists of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings). CCO Holdings and those subsidiaries of Charter Operating that are guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations, guarantee the Charter Operating notes.

Charter Operating may, prior to April 30, 2007 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the Charter Operating notes at a redemption price of 108.375% with respect to the 8 3/8% senior second-lien notes due 2014 and a redemption price of 108% with respect to the 8% senior second-lien notes due 2012.

Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium. The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 8% senior second-lien notes due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

On or after April 30, 2009, Charter Operating may redeem all or a part of the 8 3/8% senior second lien notes at a redemption price that declines ratably from the initial redemption price of 104.188% to a redemption price on or after April 30, 2012 of 100% of the principal amount of the 8 3/8% senior second lien notes redeemed plus in each case accrued and unpaid interest.

In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

Renaissance Notes

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

High-Yield Restrictive Covenants; Limitation on Indebtedness. The indentures governing the CCO Holdings and Charter Operating notes contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital Corp., Charter Operating, Charter Communications Operating Capital Corp., and all of their restricted subsidiaries to:

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Charter Operating Credit Facilities - General

The Charter Operating credit facilities provide borrowing availability of up to $6.85 billion as follows:

•
term facility with a total principal amount of $5.0 billion, repayable in 23 equal quarterly installments, commencing September 30, 2007 and aggregating in each loan year to 1% of the original amount of the term facility, with the remaining balance due at final maturity in 2013;

•	a revolving credit facility of $1.5 billion, with a maturity date in 2010; and
•	a revolving credit facility (the “R/T Facility”) of $350.0 million, that converts to term loans no later than April 2007, repayable on the same terms as the term facility described above.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (5.36% to 5.38% as of December 31, 2006 and 4.06% to 4.50% as of December 31, 2005), as defined, plus a margin. The margin prior to the amendment of the facility in April 2006 for Eurodollar loans was up to 3.00% for the Term A facility and revolving credit facility, and up to 3.25% for the Term B facility, and for base rate loans of up to 2.00% for the Term A facility and revolving credit facility, and up to 2.25% for the Term B facility. The margin on Eurodollar rate term loans after the amendment of the credit facilities in April 2006 is 2.625% and on base rate term loans is 1.625%. The margin on revolving credit facility Eurodollar rate loans is 3.00% and 2.00% on base rate loans. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facility and, until converted into term loans, the R/T facility.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for certain subsidiaries (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating, as well as intercompany obligations owing to it by Charter Operating.

As of December 31, 2006, outstanding borrowings under the Charter Operating credit facilities were approximately $5.4 billion and the unused total potential availability was approximately $1.3 billion, although the actual availability at that time was only $1.1 billion because of limits imposed by covenant restrictions.

Charter Operating Credit Facilities — Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage and interest coverage, to be tested as of the end of each quarter. Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the CCHC note, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the CCHC note and the Charter Operating senior second-lien notes provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities, and the continued accuracy in all material respects of the representations and warranties.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,
•	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from our independent auditors,

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
certain of Charter Operating’s indirect or direct parent companies and Charter Operating and its subsidiaries having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

•	certain changes in control.

Based upon outstanding indebtedness as of December 31, 2006, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2006, are as follows:

Year	Amount

2007	$25
2008	50
2009	50
2010	995
2011	50
Thereafter	7,445

$8,615

For the amounts of debt scheduled to mature during 2007, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying consolidated balance sheets reflect this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

10. Loans Payable-Related Party

Loans payable-related party as of December 31, 2006 consists of loans from Charter Holdco, Charter Holdings, and CCH II to the Company of $3 million, $105 million, and $195 million, respectively. Loans payable-related party as of December 31, 2005 consists of loans from Charter Holdco to the Company of $22 million. These loans bear interest at a rate of LIBOR plus 3.0% reset quarterly. These loans are subject to certain limitations and may be repaid with borrowings under the Company’s revolving credit facility.

11. Minority Interest

Minority interest on the Company’s consolidated balance sheets as of December 31, 2006 and 2005 primarily represents preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of CCH II, of $641 million and $622 million, respectively. As more fully described in Note 20, this preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder, and CCH I. Minority interest in the accompanying consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 18.6% of CC VIII’s income, net of accretion.

12. Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

comprehensive loss. Comprehensive loss for the years ended December 31, 2006, 2005, and 2004 was $194 million, $241 million and $3.3 billion, respectively.

13. Accounting for Derivative Instruments and Hedging Activities

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2006, 2005 and 2004, other income, net includes gains of $2 million, $3 million and $4 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2006, 2005, and 2004, a loss of $1 million and gains of $16 million and $42 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income, net, in the Company’s consolidated statement of operations. For the years ended December 31, 2006, 2005, and 2004 other income, net includes gains of $4 million, $47 million, and $65 million, respectively, for interest rate derivative instruments not designated as hedges.

As of December 31, 2006, 2005, and 2004, the Company had outstanding $1.7 billion, $1.8 billion, and $2.7 billion and $0, $20 million, and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

14. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2006 and 2005 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

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

The estimated fair value of the Company’s notes and interest rate agreements at December 31, 2006 and 2005 are based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2006 and 2005 is as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCO Holdings debt	$1,345	$1,391	1,344	1,299
Charter Operating debt	1,870	1,943	1,833	1,820
Credit facilities	5,395	5,418	5,731	5,719
Other	--	--	115	114
Interest Rate Agreements
Assets (Liabilities)
Swaps	--	--	(4)	(4)
Collars	--	--	--	--

The weighted average interest pay rate for the Company’s interest rate swap agreements was 10.23% and 9.51% at December 31, 2006 and 2005, respectively.

15. Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2006	2005	2004

(Gain) loss on sale of assets, net	$8	$6	$(86)
Hurricane asset retirement loss	--	19	--
Special charges, net	13	7	104
Unfavorable contracts and other settlements	--	--	(5)

	$21	$32	$13

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the gain or loss recognized on the sale of fixed assets and cable systems. For the year ended December 31, 2004, the gain on sale of assets includes the gain recognized on the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia to Atlantic Broadband Finance, LLC.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Hurricane asset retirement loss

For the year ended December 31, 2005, hurricane asset retirement loss represents the write off of $19 million of the Company’s plants’ net book value as a result of significant plant damage suffered by certain of the Company’s cable systems in Louisiana as a result of hurricanes Katrina and Rita.

Special charges, net

Special charges, net for the year ended December 31, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring. Special charges, net for the year ended December 31, 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance. For the year ended December 31, 2005, special charges, net were offset by approximately $2 million related to an agreed upon discount in respect of the portion of settlement consideration payable under the settlement terms of class action lawsuits. Special charges, net for the year ended December 31, 2004 primarily represent the settlement of the consolidated federal class action and federal derivative action lawsuits and litigation costs related to the settlement of a 2004 national class action suit coupled with severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.

Unfavorable contracts and other settlements

The Company recognized $5 million of benefit for the year ended December 31, 2004 related to changes in estimated legal reserves established as part of previous business combinations, which, based on an evaluation of current facts and circumstances, are no longer required.

16. Loss on extinguishment of debt

	Year Ended December 31,
	2006	2005	2004

Charter Operating credit facility refinancing	$(27)	$--	$(21)
CC V Holdings notes repurchase	--	(5)	--
Other	--	(1)	--

	$(27)	$(6)	$(21)

17. Other Income, Net

Other income, net consists of the following for years presented:

	Year Ended December 31,
	2006	2005	2004

Gain on derivative instruments and hedging activities, net (Note 13)	$6	$50	$69
Minority interest (Note 11)	(20)	33	20
Gain on investment (Note 3)	13	22	3
Other, net	3	--	--

	$2	$105	$92

18. Stock Compensation Plans

Charter has stock option plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

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

In the years ended December 31, 2006, 2005 and 2004, certain directors were awarded a total of 574,543, 492,225 and 182,932 shares, respectively, of restricted Charter Class A common stock of which 34,239 shares had been cancelled as of December 31, 2006. The shares vest one year from the date of grant. In 2006, 2005 and 2004, in connection with new employment agreements, certain officers were awarded 100,000, 2,987,500 and 50,000 shares, respectively, of restricted Charter Class A common stock of which 50,000 shares had been cancelled as of December 31, 2006. The shares vest annually over a one to three-year period beginning from the date of grant. As of December 31, 2006, deferred compensation remaining to be recognized in future periods totaled $12 million.

A summary of the activity for Charter’s stock options, excluding granted shares of restricted Charter Class A common stock, for the years ended December 31, 2006, 2005 and 2004, is as follows (amounts in thousands, except per share data):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	29,127	$4.47	24,835	$6.57	47,882	$12.48
Granted	6,065	1.28	10,810	1.36	9,405	4.88
Exercised	(1,049)	1.41	(17)	1.11	(839)	2.02
Cancelled	(7,740)	4.39	(6,501)	7.40	(31,613)	15.16

Options outstanding, end of period	26,403	$3.88	29,127	$4.47	24,835	$6.57

Weighted average remaining contractual life	8 years		8 years		8 years

Options exercisable, end of period	10,984	$6.62	9,999	$7.80	7,731	$10.77

Weighted average fair value of options granted	$0.96		$0.65		$3.71

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price
			(in thousands)			(in thousands)

$1.00	—	$1.36	10,197	9 years	$1.15	1,379	8 years	$1.18
$1.53	—	$1.96	5,101	8 years	1.55	1,825	7 years	1.56
$2.85	—	$3.35	2,608	7 years	2.96	1,495	6 years	2.90
$4.30	—	$5.17	5,391	7 years	5.03	3,179	7 years	5.00
$9.13	—	$12.27	1,426	5 years	10.95	1,426	5 years	10.95
$13.96	—	$20.73	1,418	3 years	18.61	1,418	3 years	18.61
$21.20	—	$23.09	262	4 years	22.84	262	4 years	22.84

In 2004, Charter completed an option exchange program in which Charter offered its employees the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of Charter’s 47,882,365 total options issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter's board of directors who were not also employees of Charter or any of its subsidiaries were not eligible to participate in the exchange offer.

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

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter's Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter's performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award. Charter granted 10.0 million shares in the year ended December 31, 2006 under this program, respectively, and recognized expense of $4 million. In 2005 and 2004, Charter granted 3.2 million and 6.9 million shares under this program and recognized no expense in 2005 or 2004 based on Charter’s assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance shares to vest. In February 2006, the Compensation and Benefits Committee of Charter’s Board of Directors approved a modification to the financial performance measures under Charter's LTIP required to be met for the 2005 performance shares to vest. Such expense is being recognized over the remaining two year service period.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

19. Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax. CCO Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of CCO Holdings’ indirect subsidiaries are corporations that are subject to income tax.

For the years ended December 31, 2006 and 2005, the Company recorded income tax expense related to increases in deferred tax liabilities and current federal and state income taxes primarily related to differences in accounting for franchises at our indirect corporate subsidiaries. For the year ended December 31, 2004, the Company recorded income tax benefit for its indirect corporate subsidiaries primarily related to differences between book and tax accounting for franchises, primarily resulting from the impairment recorded during 2004.

Current and deferred income tax benefit (expense) is as follows:

	December 31,
	2006	2005	2004
Current expense:
Federal income taxes	$(3)	$(2)	$(2)
State income taxes	(4)	(4)	(4)

Current income tax expense	(7)	(6)	(6)

Deferred benefit (expense):
Federal income taxes	--	(3)	50
State income taxes	--	--	7

Deferred income tax benefit (expense)	--	(3)	57

Total income benefit (expense)	$(7)	$(9)	$51

The Company recorded the portion of the income tax benefit associated with the adoption of EITF Topic D-108 as a $16 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the year ended December 31, 2004. Also a portion of income tax expense was recorded as a reduction of income (loss) from discontinued operations in the years ended December 31, 2006, 2005, and 2004. See Note 4.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 5% for the years ended December 31, 2006, 2005, and 2004 as follows:

	December 31,
	2006	2005	2004

Statutory federal income taxes	$149	$87	$887
Statutory state income taxes, net	21	12	127
Losses allocated to limited liability companies not subject to income taxes	(165)	(128)	(943)
Franchises	--	(3)	57
Valuation allowance provided and other	(12)	23	(77)

	(7)	(9)	51

Less: cumulative effect of accounting change	--	--	(16)

Income tax benefit (expense)	$(7)	$(9)	$35

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 for the indirect corporate subsidiaries of the Company which are included in long-term liabilities are presented below.

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$85	$80
Other	5	6

Total gross deferred tax assets	90	86
Less: valuation allowance	(63)	(51)

Net deferred tax assets	$27	$35

Deferred tax liabilities:
Property, plant & equipment	$(31)	$(41)
Franchises	(195)	(207)

Gross deferred tax liabilities	(226)	(248)

Net deferred tax liabilities	$(199)	$(213)

As of December 31, 2006, the Company has deferred tax assets of $90 million, which primarily relate to net operating loss carryforwards of certain of its indirect corporate subsidiaries. These net operating loss carryforwards (generally expiring in years 2007 through 2026) are subject to certain return limitations. A valuation allowance of $63 million exists with respect to these carryforwards as of December 31, 2006.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2003 and 2002. In addition, one of the Company’s indirect corporate subsidiaries is under examination by the Internal Revenue Service for the tax year ended December 31, 2004. The results of the Company (excluding the Company’s indirect corporate subsidiaries, with the exception of the indirect corporate subsidiary under examination) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

20. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations. Such costs totaled $231 million, $205 million, and $195 million for the years ended December 31, 2006, 2005, and 2004, respectively. All other costs incurred on the behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. For the years ended December 31, 2006, 2005, and 2004, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries. The Company’s credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to engage in any business transaction outside the cable transmission business except for certain existing approved investments. Charter or Charter Holdco or any of their subsidiaries may not pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, unless Mr. Allen consents to Charter or its subsidiaries engaging in the business transaction. The cable transmission business means the business of transmitting video, audio, including telephone, and data over cable systems owned, operated or managed by Charter, Charter Holdco or any of their subsidiaries from time to time.

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV L.L.C. (“TechTV”), Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc. (“Digeo”), Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (“Action Sports”) and Microsoft Corporation. In May 2004, TechTV was sold to an unrelated third party. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003 and he resigned as a director of Charter in April 2004. The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

The Company received or receives programming for broadcast via its cable systems from TechTV (now G4), Oxygen Media and Trail Blazers Inc. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2006, 2005, and 2004 were each less than 1% of total operating expenses.

TechTV. The Company received from TechTV programming for distribution via its cable system pursuant to an affiliation agreement. In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provided for, among other things, Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of certain claims. For the years ended December 31, 2006, 2005, and 2004, the Company recognized approximately $1 million, $1 million, and $5 million, respectively, of the Vulcan Programming payment as an offset to programming expense.

Oxygen. Oxygen Media LLC ("Oxygen") provides programming content to the Company pursuant to a carriage agreement. Under the carriage agreement, the Company paid Oxygen approximately $8 million, $9 million, and $13 million for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, Oxygen paid the Company launch incentives for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. The Company recorded approximately $0, $0.1 million, and $1 million related to these launch incentives as a reduction of programming expense for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2005, pursuant to an amended equity issuance agreement, Oxygen Media delivered 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator which is the fair market value per share of Oxygen Media common stock on the conversion date.

The Company recognized the guaranteed value of the investment over the life of the initial carriage agreement (which expired February 1, 2005) as a reduction of programming expense. For the years ended December 31, 2006, 2005, and 2004, the Company recorded approximately $0, $2 million, and $13 million, respectively, as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $33 million as of December 31, 2006 and 2005.

Digeo, Inc. In March 2001, Charter Ventures and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. At that time, the equity interest was subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovered its amount contributed (the “Priority Return”), Charter Ventures should have had a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures was not required to make any capital contributions, including capital calls to DBroadband Holdings, LLC. DBroadband Holdings, LLC therefore was not included in the Company’s consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf. On October 3, 2006, Vulcan Ventures and Digeo recapitalized Digeo. In connection with such recapitalization, DBroadband Holdings, LLC consented to the conversion of its preferred stock holdings in Digeo to common stock, and Vulcan Ventures surrendered its Priority Return to Charter Ventures. As a result, DBroadband Holdings, LLC is now included in the Company’s consolidated financial statements. Such amounts are immaterial. After the recapitalization, DBroadband Holdings, LLC owns 1.8% of Digeo, Inc’s common stock. Digeo, Inc. is therefore not included in the Company’s consolidated financial statements.

The Company paid Digeo Interactive approximately $2 million, $3 million, and $3 million for the years ended December 31, 2006, 2005, and 2004, respectively, for customized development of the i-channels and the local content tool kit.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Pursuant to a software license agreement with Digeo Interactive for the right to use Digeo's proprietary software for DVR units, the Company paid approximately $3 million and $1 million in license and maintenance fees in 2006 and 2005, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

The Company paid approximately $11 million, $10 million, and $1 million for the years ended December 31, 2006, 2005 and 2004, respectively, in capital purchases under an agreement with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances.

CC VIII. As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, CCO Holdings’ indirect limited liability company subsidiary, issued, after adjustments, the CC VIII interest with an initial value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate.

At such time through 2005, such interest was held at CC VIII and was subject to a dispute between Mr. Allen and the Company as to the ultimate ownership of the CC VIII interest. In 2005, Mr. Allen, a Special Committee of independent directors, Charter, Charter Holdco and certain of their affiliates, agreed to settle a dispute related to the CC VIII interest. Pursuant to the Settlement, CII has retained 30% of its CC VIII interest (the "Remaining Interests"). The Remaining Interests are subject to certain transfer restrictions, including requirements that the Remaining Interests participate in a sale with other holders or that allow other holders to participate in a sale of the Remaining Interests, as detailed in the revised CC VIII Limited Liability Company Agreement. CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco, to a newly formed entity, CCHC (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings). Of the 70% of the CC VIII interest, 7.4% has been transferred by CII to CCHC for the CCHC note (see Note 11). The remaining 62.6% has been transferred by CII to Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

21. Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2006 for its contractual obligations.

	Total	2007	2008	2009	2010	2011	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$87	$19	$16	$14	$12	$8	$18
Programming Minimum Commitments (2)	854	349	287	218	--	--	--
Other (3)	423	284	43	26	24	24	22

Total	$1,364	$652	$346	$258	$36	$32	$40

(1) The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2006, 2005, and 2004, were $23 million, $22 million, and $22 million, respectively.

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were $1.5 billion, $1.4 billion, and $1.3 billion, for the years ended December 31, 2006, 2005, and 2004, respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company also rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2006, 2005, and 2004, was $44 million, $44 million, and $42 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $175 million, $165 million, and $159 million for the years ended December 31, 2006, 2005, and 2004, respectively.

•
The Company also has $147 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims. These letters of credit reduce the amount the Company may borrow under its credit facilities.

Litigation

In 2004, Charter settled a series of lawsuits filed against Charter and certain of its former and present officers and directors (the “Settlement”). In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

The Settlement provided that Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which was to include the fees and expenses of plaintiffs’ counsel. Charter elected to fund $80 million of the obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $2 million discount in respect of that portion allocable to plaintiffs’ attorneys’ fees) paid in cash. In addition, Charter paid approximately $5 million in cash to its insurance carrier. As a result in 2004, the Company recorded an $85 million special charge on its consolidated statement of operations. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it was held in escrow pending resolution of the appeals. Those appeals are now resolved.

The Company and its parent companies are defendants or co-defendants in several unrelated lawsuits claiming infringement of various patents relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, the Company expects that any potential liability would be the responsibility of its equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, it may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, the lawsuits could be material to the Company’s consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations or liquidity.

The Company and its parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting its business. The ultimate outcome of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

22. Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $8 million, $6 million, and $7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

23. Recently Issued Accounting Standards

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses the effects of prior year uncorrected misstatements in quantifying misstatements in current year financial statements. Misstatements are required to be quantified using both the balance-sheet (“iron-curtain”) and income-statement approach (“rollover”) and evaluated as to whether either approach results in a material error in light of quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006 and the Company adopted SAB 108 effective for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS 157 effective January 1, 2008. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted.  The Company is currently assessing the impact of SFAS 159 on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s accompanying financial statements.

24. Parent Company Only Financial Statements

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

CCO Holdings, LLC (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$2	$1
Receivable - related party	15	2
Investment in subsidiaries	4,912	6,269
Loans receivable - related party	255	105
Other assets	18	27

Total assets	$5,202	$6,404

LIABILITIES AND MEMBER’S EQUITY
Current liabilities	$10	$13
Long-term debt	1,345	1,344
Loans payable - related party	--	3
Member’s equity	3,847	5,044

Total liabilities and member’s equity	$5,202	$6,404

Condensed Statements of Operations

	Year Ended December 31,
	2006	2005	2004

Interest expense	$(108)	$(92)	$(31)
Other expense	(3)	(1)	--
Equity in losses of subsidiaries	(82)	(165)	(3,309)

Net loss	$(193)	$(258)	$(3,340)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193)	$(258)	$(3,340)
Noncash interest expense	5	4	7
Equity in losses of subsidiaries	82	165	3,309
Loss on extinguishment of debt	3	--	--
Changes in operating assets and liabilities	(19)	2	(17)

Net cash flows from operating activities	(122)	(87)	(41)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	--	(500)	--
Distributions from subsidiaries	1,274	792	784
Loan to subsidiary	(148)	(105)	--

Net cash flows from investing activities	1,126	187	784

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance	--	294	550
Repayments of long-term debt	--	--	--
Contributions from parent companies	148	--	--
Distributions to parent companies	(1,151)	(925)	(739)
Payments for debt issuance costs	--	(9)	(13)

Net cash flows from financing activities	(1,003)	(640)	(202)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(540)	541
CASH AND CASH EQUIVALENTS, beginning of year	1	541	--

CASH AND CASH EQUIVALENTS, end of year	$2	$1	$541