Form 10-Q
period 2007-06-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2007-08-13
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Number of shares of common stock of CCO Holdings Capital Corp. outstanding as of August 10, 2007: 1

*  CCO Holdings, LLC and CCO Holdings Capital Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore filing with the reduced disclosure format.

CCO Holdings, LLC
CCO Holdings Capital Corp.
Quarterly Report on Form 10-Q for the Period ended June 30, 2007

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2007.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  This infomation incorporates documents previously filed by our parent company, Charter Communications, Inc., with the SEC including its quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to CCO Holdings, LLC and its subsidiaries.

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

•	competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and DSL providers;
•	difficulties in introducing and operating our telephone services, such as our ability to adequately meet customer expectations for the reliability of voice services, and our ability to adequately meet demand for installations and customer service;
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local and state franchise authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29	$28
Accounts receivable, less allowance for doubtful accounts of
$19 and $16, respectively	220	194
Prepaid expenses and other current assets	20	23
Total current assets	269	245

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $8,239 and $7,602, respectively	5,088	5,181
Franchises, net	9,201	9,223
Total investment in cable properties, net	14,289	14,404

OTHER NONCURRENT ASSETS	232	176

Total assets	$14,790	$14,825

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$858	$901
Payables to related party	142	147
Total current liabilities	1,000	1,048

LONG-TERM DEBT	9,515	8,610
LOANS PAYABLE – RELATED PARTY	326	303
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	374	362
MINORITY INTEREST	651	641

MEMBER’S EQUITY
Member’s equity	2,862	3,846
Accumulated other comprehensive income	48	1

Total member’s equity	2,910	3,847

Total liabilities and member’s equity	$14,790	$14,825

        The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$1,499	$1,383	$2,924	$2,703

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	647	611	1,278	1,215
Selling, general and administrative	317	279	620	551
Depreciation and amortization	334	340	665	690
Asset impairment charges	--	--	--	99
Other operating expenses, net	1	7	5	10

	1,299	1,237	2,568	2,565

Operating income from continuing operations	200	146	356	138

OTHER EXPENSES:
Interest expense, net	(196)	(197)	(386)	(390)
Other expense, net	(31)	(26)	(38)	(19)

	(227)	(223)	(424)	(409)

Loss from continuing operations before income taxes	(27)	(77)	(68)	(271)

INCOME TAX BENEFIT (EXPENSE)	1	(2)	(1)	(4)

Loss from continuing operations	(26)	(79)	(69)	(275)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	23	--	38

Net loss	$(26)	$(56)	$(69)	$(237)

        The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69)	$(237)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	665	698
Asset impairment charges	--	99
Noncash interest expense	9	14
Deferred income taxes	(3)	--
Other, net	39	27
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(26)	29
Prepaid expenses and other assets	2	--
Accounts payable, accrued expenses and other	1	(17)
Receivables from and payables to related party, including deferred management fees	9	(1)

Net cash flows from operating activities	627	612

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(579)	(539)
Change in accrued expenses related to capital expenditures	(39)	(9)
Other, net	31	(5)

Net cash flows from investing activities	(587)	(553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,247	5,830
Borrowings from related parties	--	300
Repayments of long-term debt	(6,338)	(5,838)
Repayments to related parties	--	(20)
Payments for debt issuance costs	(33)	(19)
Contributions	--	148
Distributions	(915)	(420)

Net cash flows from financing activities	(39)	(19)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1	40
CASH AND CASH EQUIVALENTS, beginning of period	28	3

CASH AND CASH EQUIVALENTS, end of period	$29	$43

CASH PAID FOR INTEREST	$380	$363

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$--	$37
Retirement of Renaissance Media Group LLC debt	$--	$(37)

        The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

CCO Holdings, LLC ("CCO Holdings") is a holding company whose principal assets at June 30, 2007 are the equity interests in its operating subsidiaries.  CCO Holdings is a direct subsidiary of CCH II, LLC (“CCH II”), which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings").  Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”).  The condensed consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

2.           Liquidity and Capital Resources

The Company incurred net losses of $26 million and $56 million for the three months ended June 30, 2007 and 2006, respectively, and $69 million and $237 million for the six months ended June 30, 2007 and 2006, respectively.  The Company’s net cash flows from operating activities were $627 million and $612 million for the six months ended June 30, 2007 and 2006, respectively.

The Company's long-term financing as of June 30, 2007 consisted of $6.9 billion of credit facility debt and $2.7 billion accreted value of high-yield notes.  For the remaining two quarterly periods of 2007, none of the Company’s debt matures.  In each of 2008 and 2009, $65 million of the Company’s debt matures.  In 2010 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, sales of assets, issuances of debt securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the six months ended June 30, 2007, the Company generated $627 million of net cash flows from operating activities, after paying cash interest of $380 million.  In addition, the Company used approximately $579 million for purchases of property, plant and equipment.  Finally, the Company used $39 million of net cash flows in financing activities.

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

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities.  The Charter Operating credit facilities, along with the Company’s indentures and the CCO Holdings credit facilities, contain certain restrictive covenants, some of which require the Company to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors.  As of June 30, 2007, the Company was in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months.  As of June 30, 2007, the Company’s potential availability under its revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s leverage ratio.  If any event of non-compliance were to occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s and its parent companies’ debt obligations could occur.  An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its and its parent companies’ other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company’s business and have a material adverse effect on the Company’s business and results of operations.  A failure by Charter Holdings, CCH I Holdings, LLC (“CIH”), CCH I, LLC (“CCH I”), or CCH II to satisfy their debt payment obligations or a bankruptcy with respect to Charter Holdings, CIH, CCH I, or CCH II would give the lenders under the Company’s credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indenture governing the Company’s notes.  On a consolidated basis, the Company’s parent companies have a significant level of debt, which, including the Company’s debt, totaled approximately $19.6 billion as of June 30, 2007.

Limitations on Distributions

As long as Charter’s convertible notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount in November 2009.  Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, net of $450 million of convertible senior notes now held by Charter Communications Holding Company, LLC (“Charter Holdco”), will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of June 30, 2007, Charter Holdco was owed $4 million in intercompany loans from its subsidiaries and had $14 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $25 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in 2007.  On August 1, 2007, Charter Holdings distributed to CCHC, LLC (“CCHC”) an intercompany note issued by Charter Operating with an outstanding balance, including accrued interest, of $119 million.  On the same day, CCHC distributed such note to Charter Holdco along with $450 million of Charter’s convertible senior notes and an investment account with $26 million of cash.  As long as Charter Holdco continues to

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

hold the $450 million of Charter’s convertible senior notes, Charter Holdco will receive interest payments from the government securities pledged for Charter’s convertible senior notes.  The cumulative amount of interest payments expected to be received by Charter Holdco is $40 million and may be available to be distributed to pay semiannual interest due in 2008 and May 2009 on the outstanding principal amount of $413 million of Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

As of June 30, 2007, Charter Holdings, CIH, CCH I, and CCH II had approximately $9.5 billion principal amount of high-yield notes outstanding with approximately $0, $188 million, $2.2 billion, and $7.1 billion maturing in 2008, 2009, 2010, and thereafter, respectively.  Charter Holdings, CIH, CCH I, and CCH II will need to raise additional capital or receive distributions or payments from the Company in order to satisfy their debt obligations.  However, because of their significant indebtedness, the Company’s ability, and ability of its parent companies to raise additional capital at reasonable rates or at all is uncertain.  During the six months ended June 30, 2007, the Company distributed $915 million of cash to its parent company.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, Charter Holdings, CIH, CCH I, and CCH II) for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, and Charter Operating notes and under the CCO Holdings credit facilities unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended June 30, 2007, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2007 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facilities.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended June 30, 2007, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on June 30, 2007 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In March 2007, Charter Operating entered into an Amended and Restated Credit Agreement (the “Charter Operating Credit Agreement”) which provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (which was refinanced with new term loans in April 2007), and a $1.5 billion new term loan facility, which was funded in March and April 2007.  In March 2007, CCO Holdings entered into a credit agreement which consisted of a $350 million term loan facility funded in March and April 2007.  In April 2007, Charter Holdings completed a cash tender offer to purchase $97 million of its outstanding notes.  In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010.  These redemptions closed in April 2007.  See Note 6.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

3.	Sale of Assets

In 2006, the Company sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”);  2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million.  The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities.  These cable systems met the criteria for assets held for sale.  As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the six months ended June 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction.  The Company determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax for the three and six months ended June 30, 2006.

Summarized consolidated financial information for the three and six months ended June 30, 2006 for the West Virginia and Virginia cable systems is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Revenues	$55	$109
Net income	$23	$38

4.	Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite-life or an indefinite-life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable asset groups to conduct the valuations.  The asset groups generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

As of June 30, 2007 and December 31, 2006, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,187	$--	$9,187	$9,207	$--	$9,207
Goodwill	64	--	64	61	--	61

	$9,251	$--	$9,251	$9,268	$--	$9,268
Finite-lived intangible assets:
Franchises with finite lives	$23	$9	$14	$23	$7	$16

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

For the six months ended June 30, 2007, the net carrying amount of indefinite-lived franchises was reduced by $20 million, related to cable asset sales completed in the first six months of 2007.  Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  Franchise amortization expense for the three and six months ended June 30, 2007 was approximately $1 million and $2 million, respectively.  The Company expects that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the six months ended June 30, 2007, the net carrying amount of goodwill increased $3 million as a result of the Company’s purchase of certain cable systems in Pasadena, California in June 2007.

5.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Accounts payable - trade	$92	$79
Accrued capital expenditures	58	97
Accrued expenses:
Interest	102	117
Programming costs	283	268
Franchise-related fees	52	68
Compensation	66	74
Other	205	198

	$858	$901

6.	Long-Term Debt

Long-term debt consists of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
CCO Holdings, LLC:
Senior floating notes due December 15, 2010	$--	$--	$550	$550
8 3/4% senior notes due November 15, 2013	800	795	800	795
Credit facility	350	350	--	--
Charter Communications Operating, LLC:
8.000% senior second lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due April 30, 2014	770	770	770	770
Credit facilities	6,500	6,500	5,395	5,395
	$9,520	$9,515	$8,615	$8,610

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

In March 2007, Charter Operating entered into the Charter Operating Credit Agreement which provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (the “Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”), which was funded in March and April 2007.  Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin.  The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR.  The revolving line of credit commitments terminate in March 2013.  The Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum commencing on March 31, 2008 with the remaining principal amount of the New Term Loan due in March 2014.  The Charter Operating Credit Agreement also modified the quarterly consolidated leverage ratio to be less restrictive.

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings Credit Agreement”) which consisted of a $350 million term loan facility (the “Term Facility”).  The Term Facility matures in September 2014 (the “Maturity Date”).  Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans is 2.50% above LIBOR.  The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

As part of the refinancing, the existing $350 million revolving/term credit facility was terminated.  The refinancing resulted in a loss on extinguishment of debt for the three and six months ended June 30, 2007 of approximately $12 million and $13 million, respectively, included in other expense, net on the Company’s condensed consolidated statements of operations.

In April 2007, CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010.  The redemption resulted in a loss on extinguishment of debt for each of the three and six months ended June 30, 2007 of approximately $19 million included in other expense, net on the Company’s condensed consolidated statements of operations.

7.           Loans Payable-Related Party

Loans payable-related party as of June 30, 2007 and December 31, 2006 consists of loans from Charter Holdco to the Company of $4 million and $3 million, respectively, from Charter Holdings to the Company of $113 million and $105 million, and from CCH II to the Company of $209 million and $195 million, respectively.  These loans bear interest at a rate of LIBOR plus 3.0% reset quarterly.  These loans are subject to certain limitations and may be repaid with borrowings under the Company’s revolving credit facility.  In August 2007, the loan from Charter Holdings to the Company was distributed to CCHC.

8.           Minority Interest

Minority interest on the Company’s condensed consolidated balance sheets at June 30, 2007 and December 31, 2006 represents preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of CCO Holdings, of $651 million and $641 million, respectively.  This preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder, and CCH I.  Minority interest in the accompanying condensed consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 18.6% of CC VIII’s income, net of accretion.

9.	Comprehensive Income (Loss)

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive income, after giving effect to the minority interest share of such gains and losses.  Comprehensive loss was $55 million for the three months ended

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

June 30, 2006 and $22 million and $237 million for the six months ended June 30, 2007 and 2006, respectively.  Comprehensive income was $24 million for the three months ended June 30, 2007.

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

The Company’s hedging policy does not permit it to hold or issue derivative instruments for trading purposes.  The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three months ended June 30, 2007 and 2006, other expense, net includes $0, and for the six months ended June 30, 2007 and 2006, other expense, net includes $0 and a gain of $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.  Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive income.  For the three months ended June 30, 2007 and 2006, gains of $50 million and $1 million, respectively, and for the six months ended June 30, 2007 and 2006, a gain of $48 million and $0, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive income.  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expense) in the Company’s condensed consolidated statements of operations.  For the three months ended June 30, 2007 and 2006, other expense, net, includes gains of $6 million and $3 million, respectively, and for the six months ended June 30, 2007 and 2006, other expense, net includes gains of $5 million and $9 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of June 30, 2007 and December 31, 2006, the Company had outstanding $3.0 billion and $1.7 billion, respectively, in notional amounts of interest rate swaps.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

11.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Loss on sale of assets, net	$--	$--	$3	$--
Special charges, net	1	7	2	10

	$1	$7	$5	$10

Special charges, net for the three and six months ended June 30, 2007 and 2006 primarily represent severance associated with the closing of call centers and divisional restructuring.

12.	Other Expense, Net

Other expense, net consists of the following for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Gain on derivative instruments and hedging activities, net	$6	$3	$5	$11
Loss on extinguishment of debt	(31)	(27)	(32)	(27)
Minority interest	(5)	(6)	(10)	(10)
Gain (loss) on investments	(1)	5	(1)	4
Other, net	--	(1)	--	3

	$(31)	$(26)	$(38)	$(19)

13.	Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax.  CCO Holdings holds all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are generally limited liability companies that are also not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the subsidiaries that are corporations are subject to federal and state income tax.

As of June 30, 2007 and December 31, 2006, the Company had net deferred income tax liabilities of approximately $197 million and $200 million, respectively.  The deferred tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

During the three and six months ended June 30, 2007, the Company recorded $1 million of income tax benefit and $1 million of income tax expense, respectively, and during the three and six months ended June 30, 2006, the Company recorded $2 million and $4 million of income tax expense, respectively.

Charter Holdco, the Company’s indirect parent company, is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 through 2005.  In addition, Charter and one of the Company’s indirect corporate subsidiaries are under examination by the Internal Revenue Service for the tax year ended December

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

31, 2004.  Management does not expect the results of these examinations to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

The Company and its parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting its business.  The ultimate outcome of these other legal matters pending against the Company or its parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

15.           Stock Compensation Plans

Charter has stock option plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or restricted stock (not to exceed 20,000,000 shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  The Plans allow for the issuance of up to a total of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  During the three and six months ended June 30, 2007, Charter granted 0.1 million and 3.9 million stock options, respectively, and 0.2 million and 6.9 million performance units, respectively, under Charter’s Long-Term Incentive Program.  The Company recorded $5 million and $3 million of stock compensation expense for the three months ended June 30, 2007 and 2006, respectively, and $10 million and $7 million for the six months ended June 30, 2007 and 2006, which is included in selling, general, and administrative expense.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

CCO Holdings, LLC ("CCO Holdings") is a holding company whose principal assets at June 30, 2007 are the equity interests in its operating subsidiaries.  CCO Holdings is a direct subsidiary of CCH II, LLC (“CCH II”), which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings").  Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”). "We," "us" and "our" refer to CCO Holdings and/or its subsidiaries.

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

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of June 30, 2007 and 2006:

	Approximate as of
	June 30,	June 30,
	2007 (a)	2006 (a)

Video Cable Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,107,800	5,600,300
Multi-dwelling (bulk) and commercial unit customers (c)	269,000	275,800
Total analog video customers (b)(c)	5,376,800	5,876,100

Digital Video:
Digital video customers (d)	2,866,000	2,889,000

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,583,200	2,375,100
Telephone customers (f)	700,300	257,600

After giving effect to sales of certain non-strategic cable systems in the third quarter of 2006, January 2007 and May 2007, analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,439,800, 2,703,300, 2,252,500 and 257,600, respectively, as of June 30, 2006.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At June 30, 2007 and 2006, "customers" include approximately 33,600 and 55,900 persons whose accounts were over 60 days past due in payment, approximately 4,000 and 14,300 persons whose accounts were over 90 days past due in payment, and approximately 1,700 and 8,900 of which were over 120 days past due in payment, respectively.

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

(d)	"Digital video customers" include all households that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	"Telephone customers" include all customers receiving telephone service.

Overview

For the three months ended June 30, 2007 and 2006, our operating income from continuing operations was $200 million and $146 million, respectively, and for the six months ended June 30, 2007 and 2006, our operating income from continuing operations was $356 million and $138 million, respectively.  We had operating margins of 13% and 11% for the three months ended June 30, 2007 and 2006, respectively, and 12% and 5% for the six months ended June 30, 2007 and 2006, respectively.  The increase in operating income from continuing operations and operating margins for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was principally due to revenues increasing at a faster rate than expenses, reflecting increased operational efficiencies, improved geographic footprint, and benefits from improved third party contracts, coupled with asset impairment charges during the six months ended June 30, 2006, which did not recur in 2007.

We have a history of net losses.  Further, we expect to continue to report net losses for the foreseeable future.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high level of debt, and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.  We expect that these expenses will remain significant.

Sale of Assets

In 2006, we sold cable systems serving a total of approximately 356,000 analog video customers for a total sales price of approximately $971 million.  We used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of our credit facilities.  These cable systems met the criteria for assets held for sale.  As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the six months ended June 30, 2006 of approximately $99 million.  The results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax for the three and six months ended June 30, 2006.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Six Months Ended June 30,
	2007		2006

REVENUES	$2,924	100%	$2,703	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	1,278	44%	1,215	45%
Selling, general and administrative	620	21%	551	20%
Depreciation and amortization	665	23%	690	26%
Asset impairment charges	--	--	99	4%
Other operating expenses, net	5	--	10	--

	2,568	88%	2,565	95%

Operating income from continuing operations	356	12%	138	5%

OTHER EXPENSES:
Interest expense, net	(386)		(390)
Other expense, net	(38)		(19)

	(424)		(409)

Loss from continuing operations before income taxes	(68)		(271)

INCOME TAX EXPENSE	(1)		(4)

Loss from continuing operations	(69)		(275)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--		38

Net loss	$(69)		$(237)

Revenues.  Average monthly revenue per analog video customer increased to $88 for the six months ended June 30, 2007 from $80 for the six months ended June 30, 2006, primarily as a result of increases in digital, high-speed Internet and telephone customers, and incremental revenues from OnDemand, DVR, high-definition television services, and rate adjustments.  Average monthly revenue per analog video customer represents total quarterly revenue, divided by the number of respective months, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Six Months Ended June 30,
	2007		2006		2007 over 2006
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,697	58%	$1,684	62%	$13	1%
High-speed Internet	606	21%	506	19%	100	20%
Telephone	142	5%	49	2%	93	190%
Advertising sales	139	4%	147	5%	(8)	(5)%
Commercial	164	6%	149	6%	15	10%
Other	176	6%	168	6%	8	5%

	$2,924	100%	$2,703	100%	$221	8%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers.  Analog video customers decreased by 259,700 customers from June 30, 2006, 196,700 of which was related to asset sales, compared to June 30, 2007.  Digital video customers increased by 97,000, offset by a loss of 65,600 customers related to asset sales.  The increase in video revenues is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Rate adjustments and incremental video services	$43
Increase in digital video customers	32
Decrease in analog video customers	(18)
System sales	(44)

$13

High-speed Internet customers grew by 291,100 customers, offset by a loss of 39,600 customers related to asset sales, from June 30, 2006 to June 30, 2007.  The increase in high-speed Internet revenues from our non-commercial customers is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Increase in high-speed Internet customers	$76
Price increases	33
System sales	(9)

$100

Revenues from telephone services increased primarily as a result of an increase of 442,700 telephone customers from June 30, 2006 to June 30, 2007.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues decreased primarily as a result of a decrease in national advertising sales, including political advertising and as a result of decreases in advertising sales revenues from programmers.  For the six months ended June 30, 2007 and 2006, we received $6 million and $10 million, in advertising sales revenues from programmers, respectively.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services provided to our commercial customers.  Commercial revenues increased primarily as a result of an increase in commercial video and high-speed Internet revenues, offset by a decrease of $5 million related to asset sales for the six months ended June 30, 2007.

Other revenues consist of franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the six months ended June 30, 2007 and 2006, franchise fees represented approximately 50% and 53%, respectively, of total other revenues.  The increase in other revenues was primarily the result of increases in wire maintenance fees and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Programming costs	$47
Costs of providing telephone services	21
Labor costs	17
Maintenance costs	8
Other, net	5
System sales	(35)

$63

Programming costs were approximately $781 million and $755 million, representing 61% and 62% of total operating expenses for the six months ended June 30, 2007 and 2006, respectively.  Programming costs consist primarily of costs paid to programmers for analog, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of contractual rate increases.  Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $10 million and $9 million for the six months ended June 30, 2007 and 2006, respectively.  System sales above include decreases in expense of approximately $21 million for the six months ended June 30, 2007 related to programming.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, and additional programming, including high-definition and OnDemand programming, being provided to customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Customer care costs	$37
Marketing costs	35
Employee costs	15
Other, net	(8)
System sales	(10)

$69

Depreciation and amortization. Depreciation and amortization expense decreased by $25 million for the six months ended June 30, 2007 compared to June 30, 2006, respectively, and was primarily the result of systems sales and certain assets becoming fully depreciated.

Other operating expenses, net.  For the six months ended June 30, 2007 compared to June 30, 2006, the decrease in other operating expenses, net is attributable to an $8 million decrease in special charges, offset by a $3 million increase in losses on sales of assets.  For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, net interest expense decreased by $4 million, due to a decrease in our average borrowing rate from 8.1% for the six months ended June 30, 2006 to 7.7% for the six months ended June 30, 2007.  Average debt outstanding was $8.9 billion for each of the six months ended June 30, 2007 and 2006.

Other expense, net.  The increase in other expense, net is attributable to the following (dollars in millions):

2007 compared to 2006

Decrease in gain on derivative instruments and hedging activities, net	$(6)
Increase in loss on extinguishment of debt	(5)
Increase in loss on investments	(5)
Other, net	(3)

$(19)

For more information, see Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of our indirect subsidiaries.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax decreased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to the sale of the West Virginia and Virginia systems in July 2006.  For more information, see Note 3 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss decreased by $168 million, or 71%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Our long-term financing as of June 30, 2007 consisted of $6.9 billion of credit facility debt and $2.7 billion accreted value of high-yield notes.  For the remaining two quarterly periods of 2007, none of our debt matures.  In each of 2008 and 2009, $65 million of our debt matures.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, sales of assets, issuances of debt securities and cash on hand.  However, the mix of funding sources changes from period to period.  For the six months ended June 30, 2007, we generated $627 million of net cash flows from operating activities after paying cash interest of $380 million.  In addition, we used approximately $579 million for purchases of property, plant and equipment.  Finally, we used $39 million of net cash flows in financing activities.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our and our parent companies’ access to the debt and equity markets, the timing of possible asset sales and based on our ability to generate cash flows from operating activities.  We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently believe future asset sales to be a significant source of liquidity.

We expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2008.  We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009, and will not be sufficient to fund such needs in 2010 and beyond.  We have been advised that Charter continues to work with its financial advisors concerning its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings credit facilities, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors.  As of June 30, 2007, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months.  As of June 30, 2007, our potential availability under our revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our leverage ratio.  If any event of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our and our parent companies’ debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our and our parent companies’ other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations.  A failure by Charter Holdings, CCH I Holdings, LLC (“CIH”), CCH I, LLC (“CCH I”), or CCH II to satisfy their debt payment obligations or a bankruptcy with respect to Charter Holdings, CIH, CCH I, or CCH II would give the lenders under our credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indenture governing our notes.  On a consolidated basis, our parent companies have a significant level of debt, which, including our debt, totaled approximately $19.6 billion as of June 30, 2007.

Limitations on Distributions

As long as Charter’s convertible notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount in November 2009.  Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, net of $450 million of convertible senior notes now held by Charter Communications Holding Company, LLC (“Charter Holdco”), will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of June 30, 2007, Charter Holdco was owed $4 million in intercompany loans from its subsidiaries and had $14 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $25 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in 2007.   On August 1, 2007, Charter Holdings distributed to CCHC, LLC (“CCHC”) an intercompany note issued by Charter Operating with an outstanding balance, including accrued interest, of $119 million.  On the same day, CCHC distributed such note to Charter Holdco along with $450 million of Charter’s convertible senior note and an investment account with $26 million of cash.  As long as Charter Holdco continues to hold the $450 million of Charter’s convertible senior notes, Charter Holdco will receive interest payments from the government securities pledged for the convertible senior notes.  The cumulative amount of interest payments expected to be received by Charter Holdco is $40 million and may be available to be distributed to pay semiannual interest due in 2008 and May 2009 on the outstanding principal amount of $413 million of Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

As of June 30, 2007, Charter Holdings, CIH, CCH I, and CCH II had approximately $9.5 billion principal amount of high-yield notes outstanding with approximately $0, $188 million, $2.2 billion, and $7.1 billion maturing in 2008, 2009, 2010, and thereafter, respectively.  Charter Holdings, CIH, CCH I, and CCH II will need to raise additional capital or receive distributions or payments from the Company in order to satisfy their debt obligations.  However, because of their significant indebtedness, the Company’s ability, and ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain.  During the six months ended June 30, 2007, we distributed $915 million of cash to our parent company.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco CCHC, Charter Holdings, CIH, CCH I, and CCH II) for payment of principal on parent company notes, are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, and Charter Operating notes and under the CCO Holdings credit facilities unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended June 30, 2007, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2007 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings Credit facilities.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended June 30, 2007, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on June 30, 2007 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law.  See “Risk Factors — Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiary’s debt instruments and under applicable law limit their ability to provide funds to us or our various parent companies who are debt issuers.”

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

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws.  In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive the full principal and interest payments to which they are contractually entitled.

Recent Financing Transactions

On March 6, 2007, Charter Operating entered into an Amended and Restated Credit Agreement among Charter Operating, CCO Holdings, the several lenders from time to time that are parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain other agents (the “Charter Operating Credit Agreement”).

The Charter Operating Credit Agreement provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (which was refinanced with new term loans in April 2007) (“Replacement Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”) which was funded in March and April 2007.  Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin.  The applicable margin for LIBOR loans under the Replacement Existing Term Loan, the New Term Loan, and revolving loans is 2.00% above LIBOR.  The revolving line of credit commitments terminate on March 6, 2013.  The Replacement Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum and amortization commences on March 31, 2008.  The remaining principal amount of the Replacement Existing Term Loan and the New Term Loan will be due on March 6, 2014.  The Charter Operating Credit Agreement contains financial covenants requiring Charter Operating to maintain a quarterly consolidated leverage ratio not to exceed 5 to 1 and a first lien leverage ratio not to exceed 4 to 1.

On March 6, 2007, CCO Holdings entered into a credit agreement among CCO Holdings, the several lenders from time to time that are parties thereto, Bank of America, N.A., as administrative agent, and certain other agents (the “CCO Holdings Credit Agreement”).  The CCO Holdings Credit Agreement consists of a $350 million term loan facility (the “Term Facility”).  The term loan matures on September 6, 2014 (the “Maturity Date”).  Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans is 2.50% above LIBOR.  The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

We used a portion of the additional proceeds from the Charter Operating Credit Agreement and CCO Holdings Credit Agreement to redeem $550 million of CCO Holdings’ outstanding floating rate notes due 2010, to redeem approximately $187 million of Charter Holdings’ outstanding 8.625% senior notes due 2009, to fund the purchase of notes in a tender offer for total consideration (including premiums and accrued interest) of $100 million of certain notes outstanding at Charter Holdings, and to repay $105 million of Charter Holdings’ notes maturing in April 2007.  The remainder was used for other general corporate purposes.

Historical Operating, Financing and Investing Activities

Our cash flows for the six months ended June 30, 2006 include the cash flows related to our discontinued operations.

We held $29 million in cash and cash equivalents as of June 30, 2007 compared to $28 million as of December 31, 2006.  For the six months ended June 30, 2007, we generated $627 million of net cash flows from operating activities after paying cash interest of $380 million.  In addition, we used approximately $579 million for purchases of property, plant and equipment.  Finally, we used $39 million of net cash flows in financing activities.

Operating Activities. Net cash provided by operating activities increased $15 million, or 2%, from $612 million for the six months ended June 30, 2006 to $627 million for the six months ended June 30, 2007.  For the six months ended June 30, 2007, net cash provided by operating activities increased primarily as a result of revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used by investing activities increased to $587 million for the six months ended June 30, 2007 compared to $553 million for the six months ended June 30, 2006, which was primarily related to an increase in cash used for the purchase of property, plant, and equipment and a decrease in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities was $39 million and $19 million for the six months ended June 30, 2007 and 2006, respectively.  The increase in cash used during the six months ended June 30, 2007 as compared to the corresponding period in 2006, was primarily the result of an increase in distributions to parent companies offset by an increase in borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $579 million and $539 million for the six months ended June 30, 2007 and 2006, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and support capital to meet increased digital, high-speed Internet, and telephone customer growth.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities.  In addition, during the six months ended June 30, 2007 and 2006, our liabilities related to capital expenditures decreased $39 million and $9 million, respectively.

During 2007, we expect capital expenditures to be approximately $1.2 billion.  We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and for scalable infrastructure costs.  We have funded and expect to continue to fund capital expenditures for 2007 primarily from cash flows from operating activities and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including us, with the support of the National Cable & Telecommunications Association ("NCTA").  The disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosure under Generally Accepted Accounting Principles ("GAAP"), nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the six months ended June 30, 2007 and 2006 (dollars in millions):

	Six Months Ended June 30,
	2007	2006

Customer premise equipment (a)	$289	$258
Scalable infrastructure (b)	100	97
Line extensions (c)	49	59
Upgrade/Rebuild (d)	24	23
Support capital (e)	117	102

Total capital expenditures	$579	$539

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, and customer premise equipment (e.g., set-top boxes and cable modems, etc.).

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We and our parent companies are party to other lawsuits and claims that arise in the ordinary course of conducting our business.  The ultimate outcome of these other legal matters pending against us or our parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Risks Related to Significant Indebtedness of Us and Our Parent Companies

We and our parent companies have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future.  As of June 30, 2007, our total debt was approximately $9.5 billion, our member’s equity was approximately $2.9 billion and the deficiency of earnings to cover fixed charges for the six months ended June 30, 2007 was $58 million.

As of June 30, 2007, our parent companies had approximately $10.0 billion aggregate principal amount of debt.  We and our parent companies will need to raise additional capital and/or receive distributions or payments from subsidiaries in order to satisfy our and their respective debt obligations.  Effective August 1, 2007, an additional $450 million aggregate principal amount of Charter’s convertible notes are held by Charter Holdco.

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

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries and the economy at large;

•	place us at a disadvantage as compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because approximately 42% of our borrowings are, and will continue to be, subject to variable rates of interest;
•	expose us to increased interest expense as we refinance existing lower interest rate instruments;
•	adversely affect our relationship with customers and suppliers;
•	limit our and our parent companies’ ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our debt;
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

A default by us or one of our parent companies under our and their debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our and our parent companies’ long-term indebtedness.  In addition, the secured lenders under our credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing Charter’s convertible notes or our and our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our credit facilities and our and our parent companies’ other debt, and could force us to seek the protection of the bankruptcy laws.  We and our parent companies may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

We may not be able to access funds under the Charter Operating credit facilities if we fail to satisfy the covenant restrictions in such credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service parent company debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $1.4 billion as of June 30, 2007, none of which is limited by covenant restrictions.  There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future.

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

An event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, could trigger cross defaults under other agreements governing our and our parent companies’ long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition, our results of operations, and our and our parent companies’ ability to make payments on our credit facilities and our and our parent companies’ other debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

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

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local and state franchise authorities, on our business.

Some of these factors are beyond our control.  If we and our parent companies are unable to generate sufficient cash flow or access additional external liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs.  Although we and our parent companies have been able to raise funds through issuances of debt in the past, we may not be able to access additional sources of external liquidity on similar terms, if at all.  We expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2008.  We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009, and will not be sufficient to fund such needs in 2010 and beyond.  See “Part I.  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct subsidiary includes the borrowers and guarantors under the Charter Operating credit facilities.  Charter Operating is also an obligor under the second-lien notes.  As of June 30, 2007, our total debt was approximately $9.5 billion, of which approximately $8.4 billion was structurally senior to the CCO Holdings notes.

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

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations

The industry in which we operate is highly competitive and has become more so in recent years.  In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition, and long-established relationships with regulatory authorities and customers.  Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale.

Our principal competitors for video services throughout our territory are direct broadcast satellite operators (“DBS”).  The two largest DBS providers are The DIRECTV Group, Inc. and Echostar Communications, Inc.  Competition from DBS, including intensive marketing efforts with aggressive pricing and exclusive programming has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years. The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.  In some areas, DBS operators have entered into co-marketing arrangements with other of our competitors to offer service bundles combining video services provided by the DBS operator and digital subscriber line Internet services (“DSL”) along with traditional telephone service offered by the telephone companies.  These service bundles substantially resemble our bundles.  We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of certain other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us and they increasingly may do so in the future.  Two major local telephone companies, AT&T and Verizon, have both announced that they are making upgrades of their networks.  Some upgraded portions of these networks are or will be capable of carrying two-way video services that are comparable to ours, high-speed data services that operate at speeds as high or higher than those we make available to customers in these areas, and digital voice services that are similar to ours.  In addition, these companies continue to offer their traditional telephone services as well as bundles that include wireless voice services provided by affiliated companies.  Based on internal estimates, we believe that AT&T’s and Verizon’s upgrades have been completed in systems representing approximately 6% to 7% of our homes passed as of June 30, 2007, an increase from an estimated 2% at March 31, 2007. Additional upgrades in markets in which we operate are expected. In areas where they have launched video services, these parties are aggressively marketing video, voice and data bundles at entry level prices similar to those we use to market our bundles.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates, as of June 30, 2007, we are aware of traditional overbuild situations impacting approximately 8% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service over cable systems.  In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced price or free service.  These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire customer premise equipment.  Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period.  A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have a material adverse effect on our business and financial results.

Mergers, joint ventures, and alliances among franchised, wireless, or private cable operators, DBS providers, local exchange carriers, and others, may provide additional benefits to some of our competitors, either through access to financing, resources, or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

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

Our cable system franchises are non-exclusive.  Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems.  In addition, certain telephone companies are seeking authority to operate in communities without first obtaining a local franchise.  As a result, competing operators may build systems in areas in which we hold franchises. In some cases, municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.

Legislative proposals have been introduced in many state legislatures that would greatly streamline cable franchising.  This legislation is intended to facilitate entry by new competitors, particularly local telephone companies.  Such legislation has passed in numerous states, including states where we have significant operations.  Although most of these states have provided some regulatory relief for incumbent cable operators, some of these proposals are viewed as being more favorable to new entrants due to a number of factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises, and the potential for new entrants to serve only higher-income areas of a particular community.  To the extent we are not able to avail ourselves of this streamlined franchising process, we may continue to be subject to more onerous franchise requirements at the local level than new entrants. In March 2007, the FCC released a ruling designed to streamline competitive cable franchising.  Among other things, the FCC prohibited local franchising authorities from imposing “unreasonable” build-out requirements and established a mechanism whereby competing providers can secure “interim authority” to offer cable service if the local franchising authority has not acted on a franchise application within 90 days (in the case of competitors with existing right of way authority) or 180 days (in the case of competitors without existing right of way authority).  Local regulators have appealed the FCC’s ruling.

We may be required to provide access to our network to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities.  In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities.  The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.”  Notwithstanding Brand X, there has been continued advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks.  The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers.  If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, or were prohibited from charging heavy bandwidth intensive services a fee for use of our networks, we believe that it could impair our ability to use our bandwidth in ways that would generate maximum revenues.  In April 2007, the FCC issued a notice of inquiry regarding the marketing practices of broadband providers as a precursor to considering the need for any FCC regulation of internet service providers.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming.  This carriage burden could increase in the future, particularly if we are required to carry both an analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage).  Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential.  The FCC recently initiated a new rulemaking to explore the cable industry’s carriage obligations once the broadcast industry transition from analog to digital transmission is completed in February 2009.  The FCC is considering new carriage obligations in an effort to facilitate that transition that could increase the capacity cable operators must devote to the retransmission of broadcast signals.

Item 6.	Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS INC., Sole Manager

Dated: August 13, 2007	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

CCO HOLDINGS CAPITAL CORP.
Registrant

Dated: August 13, 2007	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

        S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

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

        E-1