Form 10-Q
period 2009-06-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2009-08-14
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                 (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of August 14, 2009: 1

CCO Holdings, LLC
CCO Holdings Capital Corp.
Quarterly Report on Form 10-Q for the Period ended June 30, 2009

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2009.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to CCO Holdings, LLC and its subsidiaries.

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
•
our and our parent companies’ ability to satisfy closing conditions under the agreements-in-principle with certain of our parent companies’ bondholders and amended pre-arranged Joint Plan of Reorganization (“the Plan”) and related documents and to have the Plan confirmed by the Bankruptcy Court;

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$976	$948
Accounts receivable, less allowance for doubtful accounts of $22 and $18, respectively	214	221
Prepaid expenses and other current assets	55	23
Total current assets	1,245	1,192

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	4,845	4,959
Franchises, net	7,377	7,384
Total investment in cable properties, net	12,222	12,343

OTHER NONCURRENT ASSETS	205	211

Total assets	$13,672	$13,746

LIABILITIES AND MEMBER’S DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,271	$909
Payables to related party	189	236
Current portion of long-term debt	11,757	70
Total current liabilities	13,217	1,215

LONG-TERM DEBT	--	11,719
LOANS PAYABLE – RELATED PARTY	252	240
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	14
OTHER LONG-TERM LIABILITIES	239	695

LIABILITIES SUBJECT TO COMPROMISE (INCLUDING AMOUNTS DUE TO
RELATED PARTY OF $25 AND $0, RESPECTIVELY)	73	--

TEMPORARY EQUITY	210	203

MEMBER’S DEFICIT:
Accumulated other comprehensive loss	(290)	(303)
Member’s deficit	(517)	(510)
Total CCO Holdings member’s deficit	(807)	(813)

Noncontrolling interest	488	473
Total member’s deficit	(319)	(340)

Total liabilities and member’s deficit	$13,672	$13,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$1,690	$1,623	$3,352	$3,187

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	715	698	1,428	1,380
Selling, general and administrative	343	342	687	687
Depreciation and amortization	329	328	650	649
Other operating (income) expenses, net	2	25	(48)	36

	1,389	1,393	2,717	2,752

Income from operations	301	230	635	435

OTHER INCOME (EXPENSES):
Interest expense, net	(150)	(202)	(350)	(395)
Change in value of derivatives	--	36	(4)	6
Reorganization items, net	(168)	--	(260)	--
Other income (expense), net	--	(1)	1	(2)

	(318)	(167)	(613)	(391)

Income (loss) before income taxes	(17)	63	22	44

INCOME TAX EXPENSE	(4)	--	(7)	(2)

Consolidated net income (loss)	(21)	63	15	42

Less: Net income – noncontrolling interest	(11)	(6)	(22)	(12)

Net income (loss) – CCO Holdings member	$(32)	$57	$(7)	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) – CCO Holdings member	$(7)	$30
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	650	649
Noncash interest expense	12	10
Change in value of derivatives	4	(6)
Noncash reorganization items, net	83	--
Noncontrolling interest	22	12
Other, net	22	20
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	7	(22)
Prepaid expenses and other assets	(32)	1
Accounts payable, accrued expenses and other	(88)	16
Receivables from and payable to related party, including deferred management fees	(52)	(7)

Net cash flows from operating activities	621	703

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(540)	(650)
Change in accrued expenses related to capital expenditures	(19)	(41)

Net cash flows from investing activities	(559)	(691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	1,765
Repayments of long-term debt	(34)	(1,118)
Repayments to related parties	--	(12)
Payments for debt issuance costs	--	(39)
Distributions	--	(539)
Other, net	--	(9)

Net cash flows from financing activities	(34)	48

NET INCREASE IN CASH AND CASH EQUIVALENTS	28	60
CASH AND CASH EQUIVALENTS, beginning of period	948	2

CASH AND CASH EQUIVALENTS, end of period	$976	$62

CASH PAID FOR INTEREST	$458	$372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

1.	Organization, Basis of Presentation and Bankruptcy Proceedings

Organization

CCO Holdings, LLC ("CCO Holdings") is a holding company whose principal assets at June 30, 2009 are the equity interests in its operating subsidiaries.  CCO Holdings is a direct subsidiary of CCH II, LLC (“CCH II”), which is an indirect subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”).  Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”).  The consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™, and digital video recorder ("DVR") service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services primarily on a subscription basis.  The Company also sells local advertising on cable networks.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures typically included in the Company’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report.  The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities.  However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements have also been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.  Continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability (i) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (ii) to generate sufficient cash flow from operations; and (iii) to obtain financing sources to meet the Company’s future obligations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements reflect adjustments to record amounts in accordance with SOP 90-7.  However, they do not reflect all adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.  If a plan of reorganization is approved by the Bankruptcy Court, upon emergence from bankruptcy, the Company and its parent companies will apply fresh start accounting in accordance with SOP 90-7 which requires assets and liabilities to be reflected at fair value.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, franchises and goodwill; income taxes; and contingencies.  Actual results could differ from those estimates.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

Certain prior year amounts have been reclassified to conform with the 2009 presentation.

All subsequent events have been evaluated for disclosure in the financial statements through August 14, 2009, the date of filing.

Bankruptcy Proceedings

On March 27, 2009, the Company, its parent companies, and certain affiliates (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435 (the “Chapter 11 Cases”).  The Debtors have continued to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The filing was made to allow the Company and its parent companies to implement a restructuring pursuant to a pre-arranged joint plan of reorganization (as amended, the “Plan”) aimed at improving the Company’s and its parent companies’ capital structure (the “Proposed Restructuring”).  The Plan essentially provides for a balance sheet restructuring that will leave intact the Company’s operations.

Under Chapter 11, the Company is operating its business as a debtor-in-possession (“DIP”) under bankruptcy court protection from creditors and claimants.  The Company and its parent companies have obtained orders from the Bankruptcy Court, which provide, among other things, flexibility in cash management, the ability to use cash collateral, and in the normal course, the ability to pay certain trade creditor balances that are pre-petition claims.  During these Chapter 11 Cases, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.  As a consequence of the Chapter 11 filing, pending litigation against the Company and its parent companies arising before March 27, 2009 is subject to the automatic stay under the Bankruptcy Code, and consequently no party may take any action to collect pre-petition claims except pursuant to order of the Bankruptcy Court.

On May 5, 2009, the Bankruptcy Court approved the disclosure statement filed in connection with the Plan and authorized the Debtors to solicit votes on the Plan. The period of time for voting on the Plan has expired.  Charter has filed with the Bankruptcy Court the results of the voting on the Plan.  The Debtor’s confirmation hearing, at which the Bankruptcy Court is considering approval of the Plan, began on July 20, 2009 and is ongoing.

The Plan is expected to be funded with cash from operations, an exchange of debt of CCH II for other debt at CCH II (the “Notes Exchange”), and estimated proceeds of approximately $1.6 billion of an equity rights offering (the “Rights Offering”).  In addition to separate restructuring agreements entered into with certain holders of the Company’s parent companies’ notes (the “Noteholders”) pursuant to which the Company and its parent companies expect to implement the Plan (as amended July 31, 2009, the “Restructuring Agreements”), the Noteholders have entered into commitment letters with Charter (the “Commitment Letters”) pursuant to which they have agreed to exchange and/or purchase, as applicable, certain of the Company’s parent companies’ securities. The holders of the CCH II notes have made their elections in the Notes Exchange.  As a result of the Notes Exchange, CCH II will exchange approximately $1.5 billion of old CCH II notes for new CCH II notes on the effective date of the Plan should the Bankruptcy Court approve the Plan and the Plan becomes effective.  The Rights Offering has also been concluded resulting in holders of CCH I, LLC (“CCH I”) notes electing to purchase approximately $1.6 billion of Charter’s new Class A Common Stock and certain of the Noteholders electing to exercise an overallotment option to purchase an additional approximately $40 million of Charter’s new Class A Common Stock.  The Rights Offering will close on the effective date of the Plan should the Bankruptcy Court approve the Plan and the Plan becomes effective.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

The Restructuring Agreements contemplate that upon the effective date of the Plan (i) the notes and credit facilities of Charter’s subsidiaries, Charter Communications Operating, LLC (“Charter Operating”) and CCO Holdings will remain outstanding, (ii) holders of notes issued by CCH II will receive new CCH II notes and/or cash, (iii) holders of notes issued by CCH I will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of Charter’s new Class A Common Stock, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of existing common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I notes to other entities participating in the financial restructuring.

Pursuant to a separate restructuring agreement among Charter, Mr. Paul G. Allen, Charter’s chairman and primary shareholder, and an entity controlled by Mr. Allen (as amended July 31, 2009, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon the effective date of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter equal to 2% of the equity value of Charter, after giving effect to the Rights Offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon the effective date of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A Common Stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of new CCH II notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance. In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Communications Holding Company, LLC (“Charter Holdco”) and a right to exchange such interest into new Class A Common Stock of Charter. Further, Mr. Allen will transfer his preferred equity interest in CC VIII, LLC (“CC VIII”) to Charter.  The Proposed Restructuring would result in the reduction of the Company’s parent companies’ debt by approximately $8 billion.

The Restructuring Agreements, Allen Agreement and Commitment Letters are subject to certain termination events.  There is no assurance that the treatment of creditors outlined above will not change significantly.   For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require the Company and its parent companies to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, the Company and its parent companies may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.

Interest Payments

Two of the Company’s parent companies, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

Payment Notes (“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On February 13, 2009, the full amount of the January Interest Payment was paid to the Paying Agent for the Ad-Hoc Holders on their Overdue Payment Notes, which constitutes payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they received in respect of the January Interest Payment of approximately $47 million (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.  No amount has been recorded on the Company’s or its parent companies’ condensed consolidated balance sheet for the Escrow Amount.

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

Upon filing bankruptcy, Charter Operating no longer has access to its revolving credit facility and relies on cash on hand and cash flows from operating activities to fund its and its parent companies’ projected cash needs.  The Company’s projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its expenditures, and the outcome of various matters in its Chapter 11 Cases and financial restructuring.  The outcome of the Plan is subject to substantial risks.  See Note 15 for more information on the JPMorgan Adversary Proceeding.

Plan Objections

In addition to the JPMorgan Adversary Proceeding, certain parties-in-interest have filed objections to the confirmation of the Plan.  Objections have been filed by certain holders of Charter Operating and CCO Holdings debt resisting reinstatement of the terms and provisions of their debt instruments.  The holders of Charter’s convertible notes and other parties have also filed objections to the Plan.

2.           Liabilities Subject to Compromise and Reorganization Items, Net

Liabilities Subject to Compromise

Under the Bankruptcy Code, certain claims against the Company in existence prior to the filling of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a DIP.  These estimated claims are reflected in condensed consolidated balance sheets as liabilities subject to compromise at the

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

expected allowed claim amount as of June 30, 2009 and are summarized in the table below.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

As of June 30, 2009, the amounts subject to compromise consisted of the following items.

Accrued expenses	$48
Deferred management fees – related party	25

Total Liabilities Subject To Compromise	$73

Reorganization Items, Net

Reorganization items, net is presented separately in the condensed consolidated statements of operations and represents items of income, expense, gain or loss that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Penalty interest, net	$101	$104
Loss on interest rate swap liabilities at allowed claim amount	--	49
Professional fees	64	87
Paul Allen management fee settlement – related party	--	11
Other	3	9

Total Reorganization Items, Net	$168	$260

Reorganization items, net consist of adjustments to record liabilities at the allowed claim amount and other expenses directly related to the Company’s bankruptcy proceedings.  Penalty interest primarily represents the 2% per annum penalty interest on the Company’s debt and credit facilities.

3.           Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by GAAP.  Franchises that qualify for indefinite-life treatment are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable units of accounting to conduct the valuations.  The units of accounting generally represent clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

As of June 30, 2009 and December 31, 2008, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$7,371	$--	$7,371	$7,377	$--	$7,377
Goodwill	68	--	68	68	--	68

	$7,439	$--	$7,439	$7,445	$--	$7,445
Finite-lived intangible assets:
Franchises with finite lives	$16	$10	$6	$16	$9	$7
Other intangible assets	78	44	34	71	41	30

	$94	$54	$40	$87	$50	$37

During the six months ended June 30, 2009, the net carrying amount of indefinite-lived franchises was reduced by $6 million related to cable asset sales completed in 2009.  If a plan of reorganization is approved by the Bankruptcy Court, upon emergence from bankruptcy, the Company and its parent companies will apply fresh start accounting in accordance with SOP 90-7 and as such will adjust its franchise, goodwill, and other intangible assets, including any previously unrecorded assets, to reflect fair value and these adjustments may be material.

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment including costs associated with franchise renewals.  Franchise amortization expense for each of the three months ended June 30, 2009 and 2008 was approximately $0.4 million and for each of the six months ended June 30, 2009 and 2008 was approximately $1 million.  Other intangible assets amortization expense for each of the three months ended June 30, 2009 and 2008 was approximately $1 million and for the six months ended June 30, 2009 and 2008 was approximately $3 million and $2 million, respectively.  The Company expects that amortization expense on franchise assets and other intangible assets will be approximately $7 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, the application of fresh start accounting and other relevant factors.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses not subject to compromise consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Accounts payable – trade	$89	$86
Accrued capital expenditures	37	56
Accrued expenses:
Terminated interest rate swap liability	497	--
Interest	102	122
Programming costs	283	305
Compensation	71	80
Franchise-related fees	53	60
Other	139	200

	$1,271	$909

5.           Debt

Debt consists of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
8 ¾% senior notes due November 15, 2013	$800	$797	$800	$796
Credit facility	350	350	350	350
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
10.875% senior second-lien notes due September 15, 2014	546	528	546	527
Credit facilities	8,212	8,212	8,246	8,246
Total Debt	$11,778	$11,757	$11,812	$11,789

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.

Filing for bankruptcy is an event of default under the Company’s credit facilities and the indentures governing its debt. Therefore, in accordance with GAAP, debt has been classified as current as of June 30, 2009.  The Company does not intend to repay the current portion of long-term debt with current assets but intends to reinstate this debt through the Proposed Restructuring.  Accordingly, should the Company's Proposed Restructuring be successful, upon the effective date of such Proposed Restructuring, $11.8 billion of the debt classified as current will be reclassified as long-term.  See Note 1.

Upon filing bankruptcy, the Company is not able to elect the Eurodollar rate on credit facilities but must pay interest at the prime rate plus the 1% per annum applicable margin plus 2% per annum penalty interest.  The incremental amounts are recorded within reorganization items, net in the condensed consolidated statements of operations.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

6.           Loans Payable-Related Party

Loans payable-related party as of June 30, 2009 consists of loans from Charter Holdco and CCH II to the Company of $13 million and $239 million, respectively.  Loans payable-related party as of December 31, 2008 consists of loans from Charter Holdco and CCH II to the Company of $13 million and $227 million, respectively.

7.           Temporary Equity

Temporary equity represents Mr. Allen’s 5.6% membership interests in CC VIII, an indirect subsidiary of the Company of $210 million and $203 million as of June 30, 2009 and December 31, 2008, respectively.  Mr. Allen’s CC VIII interest is classified as temporary equity as a result of Mr. Allen’s ability to put his interest to the Company upon a change in control.

8.           Noncontrolling Interest

Noncontrolling interest represents CCH I’s 13% membership interests in CC VIII of $488 million and $473 million as of June 30, 2009 and December 31, 2008, respectively.  Noncontrolling interest in the accompanying condensed consolidated statements of operations represents the 2% accretion of the preferred membership interest in CC VIII plus approximately 18.6% of CC VIII’s income, inclusive of Mr. Allen’s 5.6% membership interest accounted for as temporary equity.

9.	Comprehensive Income (Loss)

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria as outlined in GAAP, in accumulated other comprehensive loss.  Comprehensive loss was $10 million for the three months ended June 30, 2009.  Comprehensive income was $179 million for the three months ended June 30, 2008, and $6 million and $48 million for the six months ended June 30, 2009 and 2008, respectively.

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

Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, will receive payment for the market value of the interest rate swap agreements as measured on the date the counterparties terminated.  At June 30, 2009, the terminated interest rate swap liabilities of $497 million are reflected at settlement amounts and were recorded in current liabilities in the condensed consolidated balance sheets.  The terminated interest rate swap liabilities were classified as not subject to compromise in the condensed consolidated balance sheets at June 30, 2009 as they are fully secured by the Company’s assets.  The amount remaining in accumulated other comprehensive loss related to these interest rate swap agreements will be amortized over the original life of the interest rate agreements until emergence from Chapter 11 bankruptcy.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company did, however, have certain interest rate derivative instruments that were designated as cash flow hedging instruments.  Such instruments effectively converted variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, GAAP allows derivative gains and losses to offset related

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

results on hedged items in the consolidated statements of operations.  The Company formally documented, designated and assessed the effectiveness of transactions that received hedge accounting.

Changes in the fair value of interest rate agreements that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met the effectiveness criteria specified by GAAP were reported in accumulated other comprehensive loss.  The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).

Certain interest rate derivative instruments were not designated as hedges as they did not meet the effectiveness criteria specified by GAAP.  However, management believes such instruments were closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges were marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.

As of December 31, 2008, the Company had outstanding $4.3 billion in notional amounts of interest rate swap agreements outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

The effect of derivative instruments on the Company’s consolidated statement of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Change in value of derivatives:
Gain (loss) on interest rate derivatives not designated as hedges	$--	$36	$(4)	$6

Accumulated other comprehensive loss:
Gain (loss) on interest rate derivatives designated as hedges (effective portion)	$--	$122	$(9)	$18

Amount of loss reclassified from accumulated other comprehensive loss into interest expense or reorganization items, net	$22	$(21)	$(11)	$(32)

11.           Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of June 30, 2009 and December 31, 2008 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

The estimated fair value of the Company’s notes at June 30, 2009 and December 31, 2008 are based on quoted market prices and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

CCO Holdings debt	$797	$761	$796	$505
Charter Operating debt	2,398	2,361	2,397	1,923
Credit facilities	8,562	7,632	8,596	6,187

The Company adopted SFAS No. 157, Fair Value Measurements, on its financial assets and liabilities effective January 1, 2008, and has an established process for determining fair value.  As permitted by FASB Staff Position (“FSP”) 157-2, the Company adopted SFAS No. 157 effective January 1, 2009 on its nonfinancial assets and liabilities including fair value measurements of franchises, goodwill, property, plant, and equipment, and other long-term assets.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Company’s methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Company believes its methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Company’s reporting date.

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

The Company has no financial liabilities accounted for at fair value at June 30, 2009 due to the termination of the interest rate swap agreements.  At December 31, 2008, the Company’s financial liabilities that were accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate derivatives designated as hedges	$--	$303	$--	$303
Interest rate derivatives not designated as hedges	--	108	--	108

	$--	$411	$--	$411

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

The weighted average interest pay rate for the Company’s interest rate swap agreements was 4.93% at December 31, 2008.

12.           Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Loss on sale of assets, net	$1	$2	$3	$4
Special charges, net	1	23	(51)	32

	$2	$25	$(48)	$36

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and six months ended June 30, 2009 primarily includes litigation settlements.  Special charges, net for the six months ended June 30, 2009 was offset by favorable litigation settlements.  Special charges, net for the three and six months ended June 30, 2008 primarily represent severance charges and settlement costs associated with certain litigation, offset by favorable insurance settlements.

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

As of June 30, 2009 and December 31, 2008, the Company had net deferred income tax liabilities of approximately $182 million and $179 million, respectively. The deferred tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

The Company recorded $4 million of income tax expense during the three months ended June 30, 2009 and $7 million and $2 million during the six months ended June 30, 2009 and 2008, respectively.  Income tax expense is recognized through current federal and state income tax expense as well as increases to the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2006, 2007 and 2008 remain subject to examination.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

14.           Related Party Transactions

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

In connection with the Plan, Charter, Mr. Allen and an entity controlled by Mr. Allen entered into the Allen Agreement, pursuant to which, among other things, Mr. Allen and such entity agreed to support the Plan, including the settlement of their rights, claims and remedies against Charter and its subsidiaries.  See Note 1.

Digeo, Inc.

Mr. Allen, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in Digeo, Inc. on a fully-converted fully-diluted basis.  Ms. Jo Allen Patton is a director of Charter and a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of Charter and was Executive Vice President of Vulcan Ventures until his resignation in May 2009.  Currently, Charter Operating owns 1.8% of Digeo, Inc.’s common stock.

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with Digeo Interactive, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three and six months ended June 30, 2009, the Company purchased approximately $4 million and $11 million of DVR units from Digeo Interactive, LLC under these agreements, respectively.

15.           Contingencies

The Company has been subjected, in the normal course of business, to the assertion of employment law claims, including claims under the Fair Labor Standards Act and wage and hour laws of the states in which it operates and could be subjected to additional such claims the outcome of which the Company cannot predict.   The Company accrued settlement costs associated with such a case in the second quarter of 2008 and such amounts were substantially paid in the first quarter of 2009.

On March 27, 2009, JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.  Such a judgment may prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  On April 10, 2009, Charter Operating and CCO Holdings filed a motion to dismiss (the “Motion to Dismiss”) the JPMorgan Adversary Proceeding and argued that dismissal was proper because the JPMorgan Adversary Proceeding (i) is a core proceeding that is properly heard by the Bankruptcy Court; and (ii) fails to state a claim for default under the Credit Agreement.  On May 5, 2009, the Bankruptcy Court ruled that the JPMorgan Adversary Proceeding is a core proceeding.  The JPMorgan Adversary Proceeding is being heard and decided by the Bankruptcy Court as a part of the hearing that began on July 20, 2009 to consider the confirmation of the Plan and which hearing is ongoing.  Charter denies the allegations made by JPMorgan and intends to vigorously contest this matter.

The Company and its parent companies are party to lawsuits and claims that arise in the ordinary course of conducting its business.  The ultimate outcome of these other legal matters pending against the Company or its parent companies

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

16.           Stock Compensation Plans

Charter has stock compensation plans (the “Equity Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (shares of restricted stock not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Equity Plans.  Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the Equity Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, Charter adopted an incentive program to allow for performance cash.  Under the incentive program, subject to meeting performance criteria, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  During the three and six months ended June 30, 2009, no equity awards were granted.  During the three and six months ended June 30, 2009, Charter granted $1 million and $12 million of performance cash and restricted cash, respectively, under Charter’s 2009 incentive program.  In the first quarter of 2009, the majority of restricted stock and performance units and shares were voluntarily forfeited by participants without termination of the service period, and the remaining, along with all stock options, will be cancelled in connection with the Proposed Restructuring.  The Proposed Restructuring includes an allocation of not less than 3% of new equity for employee grants with 50% of the allocation to be granted within thirty days of the Company's emergence from bankruptcy.  Such grant of new awards is deemed to be a modification of old awards and will be accounted for as a modification of the original awards.  See Note 1.

The Company recorded $6 million and $8 million of stock compensation expense for the three months ended June 30, 2009 and 2008, respectively, and $17 million and $16 million for the six months ended June 30, 2009 and 2008, respectively, which is included in selling, general, and administrative expense.

17.           Recently Issued Accounting Standards

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 effective April 1, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009.  The adoption of FSP FAS 107-1 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, to establish principles and requirements for the evaluation and disclosure of subsequent events.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS No. 165 effective April 1, 2009 and has included the appropriate disclosure in its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

CCO Holdings, LLC (“CCO Holdings”) is a holding company whose principal assets at June 30, 2009 are the equity interests in its operating subsidiaries.  CCO Holdings is a direct subsidiary of CCH II, LLC (“CCH II”), which is an indirect subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”).  Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”).

We are a broadband communications company operating in the United States with approximately 5.4 million customers at June 30, 2009.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (basic and digital, which we refer to as “video” services), high-speed Internet services, and telephone services, as well as advanced broadband services (such as Charter OnDemand™ (“OnDemand”) high definition television service, and digital video recorder (“DVR”) service).

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of June 30, 2009 and 2008:

	Approximate as of
	June 30,	June 30,
	2009 (a)	2008 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,672,100	4,897,100
Multi-dwelling (bulk) and commercial unit customers (c)	257,800	256,900
Total basic video customers (b)(c)	4,929,900	5,154,000

Digital Video:
Digital video customers (d)	3,152,000	3,056,900

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,957,700	2,787,300
Telephone customers (f)	1,480,000	1,175,500

Total Revenue Generating Units (g)	12,519,600	12,173,700

After giving effect to sales of cable systems in 2008 and 2009, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 5,128,500, 3,048,300, 2,781,800, and 1,175,200, respectively, as of June 30, 2008.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts.  At June 30, 2009 and 2008, "customers" include approximately 37,200 and 34,200 persons, respectively, whose accounts were over 60 days past due in payment, approximately 6,200 and 5,300 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 2,900 and 2,600 persons, respectively, of which were over 120 days past due in payment.

(b)	"Basic video customers" include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis.  In the second quarter of 2009, we began calculating EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service rather than the most prevalent price charged as was used previously.  This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators (“MSOs”).  As of June 30, 2008, EBUs decreased by 8,000 as a result of the change in methodology.  As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

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

Overview

Charter and its subsidiaries, including us, filed petitions under Chapter 11 of the United States Bankruptcy Code on March 27, 2009.  See “—Bankruptcy Proceedings,” for more information on our financial restructuring.  Information concerning status of the ongoing bankruptcy proceedings may be obtained from Charter’s website at www.charter.com and at www.kccllc.net/charter.

For the three months ended June 30, 2009 and 2008, our income from operations was $301 million and $230 million, respectively, and for the six months ended June 30, 2009 and 2008, our income from operations was $635 million and $435 million, respectively.  We had operating margins of 18% and 14% for the three months ended June 30, 2009 and 2008, respectively, and 19% and 14% for the six months ended June 30, 2009 and 2008, respectively.  The increase in income from operations and operating margins for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was principally due to increased sales of our bundled services, improved cost efficiencies and favorable litigation settlements in 2009.  The favorable litigation settlements in 2009 increased operating margin for the six months ended June 30, 2009 by two percentage points.

We cannot assure you that we will be able to continue to grow revenues at historical rates, if at all.  Declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with increases in unemployment, have negatively affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  The general economic downturn has affected advertising sales, as companies are advertising less. Any of these events may adversely affect our cash flow, results of operations and financial condition.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008

REVENUES	$1,690	100%	$1,623	100%	$3,352	100%	$3,187	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	715	42%	698	43%	1,428	43%	1,380	43%
Selling, general and administrative	343	20%	342	21%	687	20%	687	22%
Depreciation and amortization	329	20%	328	20%	650	19%	649	20%
Other operating (income) expenses, net	2	--	25	2%	(48)	(1%)	36	1%

	1,389	82%	1,393	86%	2,717	81%	2,752	86%

Income from operations	301	18%	230	14%	635	19%	435	14%

OTHER INCOME (EXPENSES):
Interest expense, net	(150)		(202)		(350)		(395)
Change in value of derivatives	--		36		(4)		6
Reorganization items, net	(168)		--		(260)		--
Other income (expense), net	--		(1)		1		(2)

	(318)		(167)		(613)		(391)

Income (loss) before income taxes	(17)		63		22		44

INCOME TAX EXPENSE	(4)		--		(7)		(2)

Consolidated net income (loss)	(21)		63		15		42

Less: Net income – noncontrolling interest	(11)		(6)		(22)		(12)

Net income (loss) – CCO Holdings member	$(32)		$57		$(7)		$30

Revenues.  Average monthly revenue per basic video customer increased to $113 for the three months ended June 30, 2009 from $104 for the three months ended June 30, 2008 and increased to $112 for the six months ended June 30, 2009 from $102 for the six months ended June 30, 2008.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales in 2008 and 2009 reduced the increase in revenues for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 by approximately $5 million and $8 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,
	2009		2008		2009 over 2008
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$873	52%	$874	54%	$(1)	--
High-speed Internet	367	22%	339	21%	28	8%
Telephone	177	10%	134	8%	43	32%
Commercial	110	6%	96	6%	14	15%
Advertising sales	62	4%	75	5%	(13)	(17%)
Other	101	6%	105	6%	(4)	(4%)

	$1,690	100%	$1,623	100%	$67	4%

	Six Months Ended June 30,
	2009		2008		2009 over 2008
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,745	52%	$1,732	54%	$13	1%
High-speed Internet	727	22%	667	21%	60	9%
Telephone	346	10%	255	8%	91	36%
Commercial	217	6%	189	6%	28	15%
Advertising sales	116	4%	143	5%	(27)	(19%)
Other	201	6%	201	6%	--	--

	$3,352	100%	$3,187	100%	$165	5%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 224,100 customers from June 30, 2008 compared to June 30, 2009, 25,500 of which were related to asset sales.  Digital video customers increased by 95,100 during the same period, reduced by the sale of assets with 8,600 customers.  The increases in video revenues are attributable to the following (dollars in millions):

	Three months ended June 30, 2009 compared to three months ended June 30, 2008 Increase / (Decrease)	Six months ended June 30, 2009 compared to six months ended June 30, 2008 Increase / (Decrease)

Incremental video services and rate adjustments	$14	$35
Increase in digital video customers	11	27
Decrease in basic video customers	(23)	(44)
Asset sales	(3)	(5)

	$(1)	$13

High-speed Internet customers grew by 170,400 customers, reduced by the sale of assets with 5,500 customers, from June 30, 2008 to June 30, 2009.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2009 compared to three months ended June 30, 2008 Increase / (Decrease)	Six months ended June 30, 2009 compared to six months ended June 30, 2008 Increase / (Decrease)

Increase in high-speed Internet customers	$23	$46
Rate adjustments and service upgrades	6	15
Asset sales	(1)	(1)

	$28	$60

Revenues from telephone services increased by $43 million and $91 million for the three and six months ended June 30, 2009, respectively, as a result of an increase of 304,500 telephone customers, reduced by the sale of assets with 300 customers, and by $7 million and $13 million, respectively, as a result of higher average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses, as well as growth in our fiber-based data services, offset by asset sales of $1 million for the three and six months ended June 30, 2009.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three and six months ended June 30, 2009 decreased primarily as a result of significant decreases in revenues from the political, automotive and retail sectors.  The decrease for the six months ended June 30, 2009 included $1 million as a result of asset sales.  For the three months ended June 30, 2009 and 2008, we received $10 million and $8 million, respectively, and for the six months ended June 30, 2009 and 2008, we received $18 million and $14 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the three months ended June 30, 2009 and 2008, franchise fees represented approximately 45% and 48%, respectively, of total other revenues.  For the six months ended June 30, 2009 and 2008, franchise fees represented approximately 45% and 47%, respectively, of total other revenues.  The decrease in other revenues for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily the result of decreases in franchise and other regulatory fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2009 compared to three months ended June 30, 2008 Increase / (Decrease)	Six months ended June 30, 2009 compared to six months ended June 30, 2008 Increase / (Decrease)

Programming costs	$24	$49
Maintenance costs	5	9
Vehicle costs	(6)	(8)
Franchise costs	(6)	(4)
Other, net	1	5
Asset sales, net of acquisition	(1)	(3)

	$17	$48

Programming costs were approximately $433 million and $410 million, representing 61% and 59% of total operating expenses for the three months ended June 30, 2009 and 2008, respectively, and were approximately $865 million and $819 million, representing 61% and 59% of total operating expenses for the six months ended June 30, 2009 and 2008, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments and increases in amounts paid for retransmission consent, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $7 million for each of the three months ended June 30, 2009 and 2008, and $14 million and $12 million for the six months ended June 30, 2009 and 2008, respectively.  We expect programming expenses to continue to increase, and at a higher rate than 2008, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2009 compared to three months ended June 30, 2008 Increase / (Decrease)	Six months ended June 30, 2009 compared to six months ended June 30, 2008 Increase / (Decrease)

Marketing costs	$3	$7
Employee costs	(1)	(5)
Stock compensation costs	(2)	1
Other, net	3	(1)
System sales, net of acquisitions	(2)	(2)

	$1	$--

Depreciation and amortization. Depreciation and amortization expense increased by $1 million for each of the three and six months ended June 30, 2009 compared to June 30, 2008, respectively, primarily representing depreciation on capital expenditures, offset by certain assets becoming fully depreciated.

Other operating (income) expenses, net.  For the three months ended June 30, 2009 compared to June 30, 2008, the decrease in other operating expense was primarily attributable to a decrease in unfavorable litigation settlements.  For the six months ended June 30, 2009 compared to June 30, 2008, the increase in other operating income was primarily attributable to favorable litigation settlements in 2009, as opposed to unfavorable litigation settlements in 2008.  For more information, see Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three and six months ended June 30, 2009 compared to June 30, 2008, net interest expense decreased by $52 million and $45 million, respectively, due to a decrease in the weighted average interest rate during the three and six months ended June 30, 2009 compared to June 30, 2008, excluding the effect of interest being calculated at a prime rate compared to LIBOR and 2% penalty interest, the incremental cost of which is being recorded in reorganization items, net.

Change in value of derivatives. Interest rate swaps were held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expensed the change in fair value of derivatives that did not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, will receive payment for the market value of the interest rate swap agreement as measured on the date the counterparties terminated.  We recognized a gain from the change in value of the interest rate swaps of $36 million for the first quarter of 2008.  For the six months ended June 30, 2009 and 2008, we recognized a loss of $4 million and a gain of $6 million, respectively, from the change in value of the interest rate swaps.

Reorganizations items, net.  Reorganization items, net of $168 million and $260 million for the three and six months ended June 30, 2009 represent items of income, expense, gain or loss that we realized or incurred because we are in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  For more information, see Note 2 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three and six months ended June 30, 2009 and 2008, through increases in deferred tax liabilities and current federal and state income tax expense of certain of our indirect subsidiaries.

Net income – noncontrolling interest.  Noncontrolling interest includes the 2% accretion of the preferred membership interests in CC VIII, LLC (“CC VIII”) plus approximately 18.6% of CC VIII’s income, net of accretion.

Net income (loss) – CCO Holdings member. Net loss of $32 million and $7 million for the three and six months ended June 30, 2009 and 2008, respectively, compared to net income of $57 million and $30 million for the three and six months ended June 30, 2008 was primarily a result of the factors described above.

Bankruptcy Proceedings

On March 27, 2009, we, our parent companies and certain affiliates (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435 (the “Chapter 11 Cases”).  The Debtors have continued to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The filing was made to allow us and our parent companies to implement a restructuring pursuant to a pre-arranged joint plan of reorganization (as amended, the “Plan”) aimed at improving our and our parent companies’ capital structure (the “Proposed Restructuring”). The Plan essentially provides for a balance sheet restructuring that will leave intact our operations.

Under Chapter 11, we are operating our business as a debtor-in-possession (“DIP”) under bankruptcy court protection from creditors and claimants.  We have obtained orders from the Bankruptcy Court, which provide, among other things, flexibility in cash management, the ability to use cash collateral, and in the normal course, the ability to pay certain trade creditor balances that are pre-petition claims.  During these Chapter 11 Cases, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.  As a consequence of the Chapter 11 filing, pending litigation against us and our parent companies arising before March 27, 2009 is subject to the automatic stay under the Bankruptcy Code, and consequently no party may take any action to collect pre-petition claims except pursuant to order of the Bankruptcy Court.

On May 5, 2009, the Bankruptcy Court approved the disclosure statement filed in connection with the Plan and authorized the Debtors to solicit votes on the Plan. The period of time for voting on the Plan has expired.  Charter has filed with the Bankruptcy Court the results of the voting on the Plan.  The report is available at www.kccllc.net/charter.  The Debtors’ confirmation hearing, at which the Bankruptcy Court is considering approval of the Plan, began on July 20, 2009 and is ongoing.

The Plan is expected to be funded with cash from operations, an exchange of debt of CCH II for other debt at CCH II (the “Notes Exchange”), the issuance of additional debt (the “New Debt Commitment”), and the proceeds of an equity offering (the “Rights Offering”).  In addition to separate restructuring agreements entered into with certain holders of our parent companies’ notes (the “Noteholders”) pursuant to which we and our parent companies expect to implement the Plan (as amended July 31, 2009, the “Restructuring Agreements”), the Noteholders have entered into commitment letters (the “Commitment Letters”), pursuant to which they have agreed to exchange and/or purchase, as applicable, certain of our parent companies’ securities, as described in more detail below. The holders of the CCH II notes have made their elections in the Notes Exchange.  As a result of the Notes Exchange, CCH II will exchange approximately $1.5 billion of old CCH II notes for new CCH II notes on the effective date of the Plan should the Bankruptcy Court approve the Plan and the Plan becomes effective.  The Rights Offering has also been concluded resulting in holders of CCH I, LLC (“CCH I”) notes electing to purchase approximately $1.6 billion of

Charter’s new Class A Common Stock and certain of the Noteholders electing to exercise an overallotment option to purchase an additional approximately $40 million of Charter’s new Class A Common Stock.  The Rights Offering will close on the effective date of the Plan should the Bankruptcy Court approve the Plan and the Plan becomes effective.

Under the Notes Exchange, existing holders of senior notes of CCH II and CCH II Capital Corp. (“CCH II Notes”) were entitled to elect to exchange their CCH II Notes for new 13.5% Senior Notes of CCH II and CCH II Capital Corp. (the “New CCH II Notes”).  CCH II Notes that are not exchanged in the Notes Exchange will be paid in cash in an amount equal to the outstanding principal amount of such CCH II Notes plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties and for the avoidance of doubt, any unmatured interest.  The aggregate principal amount of New CCH II Notes to be issued pursuant to the Plan is expected to be approximately $1.5 billion plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties (collectively, the “Target Amount”), plus an additional $85 million.

Under the Commitment Letters, certain holders of CCH II Notes committed to exchange, pursuant to the Notes Exchange, an aggregate of approximately $1.2 billion in aggregate principal amount of CCH II Notes, plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or any prepayment penalties.  Because the aggregate principal amount of New CCH II Notes to be issued pursuant to the Notes Exchange exceeds the Target Amount, each Noteholder participating in the Notes Exchange will receive a pro rata portion of such Target Amount of New CCH II Notes, based upon the ratio of (i) the aggregate principal amount of CCH II Notes it has tendered into the Notes Exchange to (ii) the total aggregate principal amount of CCH II Notes tendered into the Notes Exchange.  Participants in the Notes Exchange will receive a commitment fee equal to 1.5% of the principal amount plus interest on the CCH II Notes exchanged by such participant in the Notes Exchange.

Under the New Debt Commitment, certain holders of CCH II Notes had committed to purchase an additional amount of New CCH II Notes in an aggregate principal amount of up to $267 million depending on the outcome of the Notes Exchange.  Participants in the New Debt Commitment will receive a commitment fee equal to the greater of (i) 3.0% of their respective portion of the New Debt Commitment or (ii) 0.83% of its respective portion of the New Debt Commitment for each month beginning April 1, 2009 during which its New Debt Commitment remains outstanding.  Because the holders of CCH II Notes elected to exchange in excess of $1.5 billion of CCH II Notes for New CCH II Notes, we do not expect to issue any New CCH II Notes for cash under the New Debt Commitment.

The period for electing to participate in the Rights Offering has expired.  Under the Rights Offering, Charter offered to existing holders of senior notes of CCH I, LLC (“CCH I Notes”) that are accredited investors (as defined in Regulation D promulgated under the Securities Act) or qualified institutional buyers (as defined under Rule 144A of the Securities Act), the right (the “Rights”) to purchase shares of the new Class A Common Stock of Charter, to be issued upon our and our parent companies’ emergence from bankruptcy, in exchange for a cash payment at a discount to the equity value of Charter upon emergence.  Upon emergence from bankruptcy, Charter’s new Class A Common Stock is not expected to be listed on any public or over-the-counter exchange or quotation system and will be subject to transfer restrictions.  It is expected, however, that Charter will thereafter apply for listing of Charter’s new Class A Common Stock on the NASDAQ Stock Market as provided in a term sheet describing the Proposed Restructuring (the “Term Sheet”).  The Rights Offering is expected to generate proceeds of up to approximately $1.6 billion and will be used to pay holders of CCH II Notes that do not participate in the Notes Exchange, repayment of certain amounts relating to the satisfaction of certain swap agreement claims against Charter Communications Operating, LLC (“Charter Operating”) and for general corporate purposes.

The Restructuring Agreements further contemplate that upon the effective date of the Plan (i) CCO Holdings’ and Charter Operating’s notes and credit facilities will remain outstanding, (ii) holders of notes issued by CCH II will receive New CCH II Notes pursuant to the Notes Exchange and/or cash, (iii) holders of notes issued by CCH I, LLC will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of Charter’s new Class A Common Stock, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of existing common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I Notes to other entities participating in the financial restructuring.  The recoveries summarized above are more fully described in the Plan.

Pursuant to a separate restructuring agreement among Charter, Mr. Allen, and an entity controlled by Mr. Allen (as amended July 31, 2009, the “Allen Agreement”), in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon the effective date of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter equal to 2% of the equity value of Charter, after giving effect to the Rights Offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.   Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon the effective date of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A Common Stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of New CCH II Notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance.  In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Communications Holding Company, LLC (“Charter Holdco”) and a right to exchange such interest into new Class A Common Stock of Charter. Further, Mr. Allen will transfer his preferred equity interest in CC VIII to Charter.  The Proposed Restructuring would result in the reduction of our parent companies’ debt by approximately $8 billion.

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

•	a confirmation order reasonably acceptable to Charter, the Requisite Holders and Mr. Allen is not entered by the Bankruptcy Court;
•
the effective date of the Plan (the “Effective Date”) shall not have occurred on or before September 30, 2009; except that in the case that certain consents, approvals or waivers required to be obtained from governmental authorities have not been obtained on or before September 30, 2009, and all other conditions precedent to the Effective Date shall have been satisfied before September 30, 2009 or waived by the Requisite Holders (other than those conditions that by their nature are to be satisfied on the Effective Date), the Effective Date shall not have occurred on or before December 15, 2009;

•	any of our Chapter 11 Cases is converted to cases under Chapter 7 of the Bankruptcy Code if as a result of such conversion the Plan is not confirmable;

•	any of our Chapter 11 Cases are dismissed if, as a result of such dismissal, the Plan is not confirmable;
•	the order confirming the Plan is reversed on appeal or vacated; and
•	any Restructuring Agreement or the Allen Agreement has terminated or been breached in any material respect subject to notice and cure provisions.

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements.  There is no assurance that the treatment of creditors outlined above will not change significantly.  For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require us and our parent companies to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, we and our parent companies may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.

The above summary of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement is qualified in its entirety by the full text of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to our 2008 Annual Report on Form 10-K, and the Plan filed herewith as Exhibit 10.2.  See “Part II. Item 1A - Risk Factors – Risks Relating to Bankruptcy.”

Interest Payments

Two of our parent companies, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue Payment Notes (“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On February 13, 2009, the full amount of the January Interest Payment was paid to the Paying Agent for the Ad-Hoc Holders on their Overdue Payment Notes, which constitutes payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they received in respect of the January Interest Payment (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by us or our parent companies, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by us or our parent companies, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.  No amount has been recorded on our or our parent companies’ condensed consolidated balance sheet for the Escrow Amount.

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

Upon filing bankruptcy, Charter Operating no longer has access to its revolving credit facility and relies on cash on hand and cash flows from operating activities to fund its and its parent companies’ projected cash needs.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our expenditures, and the outcome of various matters in our Chapter 11 Cases and financial restructuring.  The outcome of the Plan is subject to substantial risks.  See “Part II. Item 1. Legal Proceedings” for more information on the JPMorgan Adversary Proceeding.

Plan Objections

In addition to the JPMorgan Adversary Proceeding, certain parties-in-interest have filed objections to the confirmation of the Plan.  Objections have been filed by certain holders of Charter Operating and CCO Holdings debt resisting reinstatement of the terms and provisions of their debt instruments.  The holders of Charter’s convertible notes have also filed objections to the Plan.  These objections, among others, may be found at www.kccllc.net/charter at the “Confirmation Documents” tab.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $976 million in cash and cash equivalents as of June 30, 2009 compared to $948 million as of December 31, 2008.

Operating Activities. Net cash provided by operating activities decreased $82 million from $703 million for the six months ended June 30, 2008 to $621 million for the six months ended June 30, 2009, primarily as a result of changes in operating assets and liabilities that used $153 million more cash during the six months ended June 30, 2009 than the corresponding period in 2008, offset by revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities was $559 million and $691 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease is primarily due to a decrease of $110 million in purchases of property, plant, and equipment.

Financing Activities. Net cash used in financing activities was $34 million for the six months ended June 30, 2009 and net cash provided by financing activities was $48 million for the six months ended June 30, 2008.  The decrease in cash provided during the six months ended June 30, 2009 as compared to the corresponding period in 2008, was primarily the result of no borrowings of long-term debt in 2009.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $540 million and $650 million for the six months ended June 30, 2009 and 2008, respectively.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased $19 million and $41 million for the six months ended June 30, 2009 and 2008 compared to year end, respectively.

During 2009, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  The actual amount of our capital expenditures depends, among other things, on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Customer premise equipment (a)	$141	$158	$308	$323
Scalable infrastructure (b)	50	52	95	133
Line extensions (c)	17	23	31	44
Upgrade/Rebuild (d)	9	12	14	29
Support capital (e)	54	71	92	121

Total capital expenditures	$271	$316	$540	$650

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs and customer premise equipment (e.g., set-top boxes and cable modems, etc.).

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

As of June 30, 2009 and December 31, 2008, our total debt was approximately $11.8 billion.  As of June 30, 2009 and December 31, 2008, the weighted average interest rate on the credit facility debt was approximately 6.4% and 5.5%, respectively, including 2% penalty interest as of June 30, 2009.  As of June 30, 2009 and December 31, 2008, the weighted average interest rate on the high-yield notes was approximately 10.8% and 8.8%, respectively, including 2% penalty interest as of June 30, 2009.  As of June 30, 2009, the interest rate on approximately 27% of the total principal amount of our debt was fixed.  Upon filing for Chapter 11 bankruptcy, the interest rate hedge agreements were terminated.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

On August 28, 2008, a complaint, which was subsequently amended, was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs seek to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.   Charter and Charter LLC continue to deny all liability, believe that they have substantial defenses, and intend, after Charter’s plan of reorganization, as amended, is approved and becomes effective and the automatic stay is lifted, to vigorously contest the claims asserted.  We have been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  We cannot predict the outcome of any such claims.

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

On March 27, 2009, JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.  Such a judgment may prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  On April 10, 2009, Charter Operating and CCO Holdings filed a motion to dismiss (the “Motion to Dismiss”) the JPMorgan Adversary Proceeding and argued that dismissal was proper because the JPMorgan Adversary Proceeding (i) is a core proceeding that is properly heard by the Bankruptcy Court; and (ii) fails to state a claim for default under the Credit Agreement.  On May 5, 2009, the Bankruptcy Court ruled that the JPMorgan Adversary Proceeding is a core proceeding.   The JPMorgan Adversary Proceeding is being heard and decided by the Bankruptcy Court as a part of the hearing that began on July 20, 2009 to consider the confirmation of the Plan and which hearing is ongoing.    Charter denies the allegations made by JPMorgan and intends to vigorously contest this matter.

We are also aware of three suits filed by holders of securities issued by us or our parent companies.  Key Colony Fund, LP v. Charter Communications, Inc and Paul W. Allen (sic), was filed on or about February 26, 2009 in the Circuit Court of Pulaski County, Arkansas and alleges violations of the Arkansas Deceptive Trade Practices Act and fraud.  Similarly, Clifford James Smith v. Charter Communications, Inc. and Paul Allen, was filed in the United States District Court for the Central District of California on May 26, 2009.  Mr. Smith claims to have purchased Charter common stock in late 2007, resulting in the loss of the value of his stock.  Herb Lair v. Neil Smit, Eloise Schmitz, and Paul G. Allen was filed in the United States District Court for the Eastern District of Arkansas on June 1, 2009.  Mr. Smit and Ms. Schmitz are the Chief Executive Officer and Chief Financial Officer, respectively, of Charter.  Mr. Lair, who seeks to represent a class of plaintiffs who acquired Charter stock between October 23, 2006 and February 12, 2009, claims he and others similarly situated were misled by statements by Ms. Schmitz, Mr. Smit, and/or Mr. Allen.  Charter denies the allegations made by the plaintiffs in these matters and intends to vigorously contest these cases.

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

To emerge successfully from Chapter 11 bankruptcy protection as a viable entity, we, like any debtor, must obtain approval of a plan of reorganization from our creditors, confirmation of the plan through the Bankruptcy Court and successfully implement this confirmed plan.  The foregoing process requires us to (a) meet certain statutory requirements with respect to the adequacy of disclosure with respect to the Plan, (b) solicit and obtain creditor acceptances of the Plan and (c) fulfill other statutory conditions with respect to plan confirmation. The hearing before the Bankruptcy Court concerning confirmation of the Plan commenced July 20, 2009 and is ongoing.

In order to confirm a plan against a dissenting class, the Bankruptcy Court must find that at least one impaired class has accepted the plan, with such acceptance being determined without including the acceptance of any “insider” in such class. We have filed with the Bankruptcy Court the voting results for the Plan. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code, which allow the Bankruptcy Court to confirm a plan that has been rejected by an impaired class of claims if it determines that the plan satisfies section 1129(b) of the Bankruptcy Code.

We will seek under the Plan to reinstate and render unimpaired certain classes of claims based on notes and credit facilities pursuant to section 1124 of the Bankruptcy Code.  The creditor banks and/or other interested parties are challenging reinstatement and unimpairment.  In particular, the JPMorgan Adversary Proceeding was commenced seeking a declaratory judgment that certain defaults and events of default have occurred and are continuing under the Credit Agreement.  JPMorgan, the Administrative Agent under the Credit Agreement, contends that the alleged existence of such defaults and events of default prevent reinstatement of the claims arising under the Credit Agreement, and other parties have asserted that the alleged defaults and events of default would prevent the notes issued by Charter Operating and CCO Holdings and CCO Holding’s credit facility from being reinstated.  Such parties have made additional arguments against reinstatement including that the Plan results in a change of control as defined in the governing debt agreements.  Because the Plan is contingent on reinstatement and unimpairment, failure to reinstate the credit facilities, indentures and certain notes would require us and our parent companies to revise or abandon the Plan.  Moreover, if reinstatement and unimpairment does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of any such new financing would likely be materially higher.

In addition, several other objections to the Plan have been filed with the Bankruptcy Court or otherwise alleged.  We cannot predict the ultimate resolution of these objections.

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

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions holders of claims against or holders of our common stock or other equity interests ultimately would receive with respect to their claims or equity interests. There also can be no assurance that we will be able to successfully develop, prosecute, confirm, and consummate an alternative plan of reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and our creditors, equity holders and other parties-in-interest. Additionally, it is possible that third parties may seek and obtain approval to terminate or shorten the exclusivity period during which only we may propose and confirm a plan of reorganization. Finally, our emergence from bankruptcy is not assured. While we expect to emerge from bankruptcy in the future, there can be no assurance that we will successfully reorganize or when this reorganization will occur.

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

•	a confirmation order reasonably acceptable to Charter, the Requisite Holders and Mr. Allen is not entered by the Bankruptcy Court;
•
the Effective Date shall not have occurred on or before September 30, 2009, except that in the case that certain consents, approvals or waivers required to be obtained from governmental authorities have not been obtained on or before September 30, 2009, and all other conditions precedent to the Effective Date shall have been satisfied before September 30, 2009 or waived by the Requisite Holders (other than those conditions that by their nature are to be satisfied on the Effective Date), the Effective Date shall not have occurred on or before December 15, 2009;

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

•	any of our Chapter 11 Cases are dismissed if, as a result of such dismissal, the Plan is not confirmable;
•	the order confirming the Plan is reversed on appeal or vacated;
•	any party breaches any material provision of the Restructuring Agreements or the Plan and any such breach has not been duly waived or cured after a period of five days;
•	Charter withdraws the Plan or publicly announces its intention not to support the Plan; and
•	any Restructuring Agreement or the separate restructuring agreement among Charter, Mr. Allen and CII has terminated or been breached in any material respect, subject to notice and cure provisions.

To the extent the terms or conditions of the Restructuring Agreements and the separate restructuring agreement among Charter, Mr. Allen and CII are not satisfied, or to the extent events of termination arise under the agreements, the Restructuring Agreements and the separate restructuring agreement among Charter, Mr. Allen and CII may terminate prior to the confirmation or effective date of the Plan, which could result in the loss of support for the Plan by important creditor constituents.  Any such loss of support could adversely affect our ability to confirm and consummate the Plan.

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

The bankruptcy may adversely affect our operations going forward. Our seeking bankruptcy protection may adversely affect our ability to negotiate favorable terms from suppliers, landlords, contract or trading counterparties and others and to attract and retain customers and counterparties. For example, certain competitors have created advertising that attempt to use the bankruptcy to attract our customers.  The failure to obtain such favorable terms and to attract and retain customers and employees, as well as other contract or trading counterparties could adversely affect our financial performance.  In addition, we expect to incur substantial professional and other fees related to our restructuring.

Transfers of Charter’s equity, or issuances of equity by Charter in connection with our restructuring, may impair Charter’s ability to utilize its federal income tax net operating loss carryforwards in the future.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. Charter has net operating loss carryforwards of approximately $8.9 billion as of June 30, 2009. Charter’s ability to deduct net operating loss carryforwards will be subject to a significant limitation if it were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of the bankruptcy and would be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  See “—For tax purposes, it is anticipated that Charter will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on Charter’s future ability to use a substantial amount of Charter’s existing net operating loss carryforwards.”

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

While we expect the terms of our emergence from bankruptcy will reflect our filed Plan, there is no assurance that we will be able to consummate the Plan, which is subject to numerous closing conditions.  For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain of CCO Holdings’ and Charter Operating’s notes, failure to reinstate such debt would require us and our parent companies to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.  In addition, as set forth above, a Chapter 11 proceeding is subject to numerous factors which could interfere with our ability to effectuate the Plan.

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

Telephone companies, including AT&T and Verizon, and utility companies can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video and data services and digital voice services that are similar to ours.  In the case of Verizon, high-speed data services operate at speeds as high as or higher than ours.  These services are offered at prices similar to those for comparable Charter services.  Based on our internal estimates, we believe that AT&T and Verizon are offering these services in areas serving approximately 17% to 21% of our estimated homes passed as of June 30, 2009.  AT&T and Verizon have also launched campaigns to capture more of the MDU market.  Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.

Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of June 30, 2009, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

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

As of June 30, 2009, Charter had approximately $8.9 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $3.1 billion, expiring in the years 2009 through 2028.  In addition, Charter also has state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $330 million, generally expiring in years 2009 through 2028.  Due to uncertainties in projected future taxable income and the bankruptcy filing, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset most of Charter’s future taxable income. However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant annual limitations on the use of such net operating losses to offset future taxable income Charter may generate.  Most notably, the bankruptcy filing will generate an ownership change upon emergence from Chapter 11 for purposes of Section 382 and Charter’s net operating loss carryforwards will be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  A limitation on Charter’s ability to use its net operating losses, in conjunction with the net operating loss expiration provisions, could reduce its ability to use a significant portion of Charter’s net operating losses to offset any future taxable income.

Item 6.	Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CCO HOLDINGS, LLC
              Registrant

              By: CHARTER COMMUNICATIONS, INC., Sole Manager
              Registrant

Dated: August 14, 2009	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and
Chief Accounting Officer

              CCO HOLDINGS CAPITAL CORP.
              Registrant

Dated: August 14, 2009	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and
Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Debtors' Disclosure Statement filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on May 1, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2009 (File No. 000-27927)).

10.2
Debtors' Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 15, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered) (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2009 (File No. 000-27927)).

12.1*	CCO Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges
31.1*	Certificate of Chief Executive Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Document attached

E-1