Form 10-K
period 2009-12-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2010-03-30
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). YES [  ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filers,” “large accelerated filers,” and “smaller reporting companies” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐                                  Accelerated filers ☐                                      Non-accelerated filers ☑       Smaller reporting companies ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

All of the issued and outstanding shares of capital stock of CCO Holdings Capital Corp. are held by CCO Holdings, LLC.  All of the limited liability company membership interests of CCO Holdings, LLC are held by CCH II, LLC (a wholly owned subsidiary of Charter Communications, Inc., a reporting company under the Exchange Act).  There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

Documents Incorporated By Reference
The following documents are incorporated into this Annual Report by reference:  None

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2009

This Annual Report on Form 10-K is for the year ended December 31, 2009.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this Annual Report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.  In this Annual Report, “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.  Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services to residential and commercial customers, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition and the difficult economic conditions in the United States;

•
the impact of competition from other distributors, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and digital subscriber line ("DSL") providers and competition from video provided over the Internet;

•	general business conditions, economic uncertainty or downturn and the significant downturn in the housing sector and overall economy;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	our ability to adequately deliver customer service;

•	the effects of governmental regulation on our business;

•
the availability and access, in general, of funds to meet our and our parent company’s debt obligations, prior to or when they become due, and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) cash flows from operating activities, (iii) access to the capital or credit markets including through new issuances, exchange offers or otherwise, especially given recent volatility and disruption in the capital and credit markets, or (iv) other sources and our ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt; and

•
our ability to comply with all covenants in our and our parent company’s indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1.  Business.

Introduction

CCO Holdings, LLC (“CCO Holdings”) is among the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers in 27 states. CCO Holdings operates in a heavily regulated industry pursuant to various franchises from local and state governments and licenses granted by state and federal governments including the Federal Communications Commission (the “FCC”).  Our infrastructure consists of a hybrid of fiber and coaxial cable plant passing approximately 11.9 million homes, through which we offer our residential and commercial customers traditional video cable programming, high-speed Internet access, advanced broadband cable services (such as high definition television, OnDemand™ (“OnDemand”) video programming and digital video recorder (“DVR”) service) and telephone service.  See "Item 1. Business — Products and Services" for further description of these terms and services, including "customers."

As of December 31, 2009, we served approximately 5.3 million customers.  We served approximately 4.8 million video customers, of which approximately 67% were digital video customers.  We also served approximately 3.1 million high-speed Internet customers and we provided telephone service to approximately 1.6 million customers.  We sell our cable video programming, high-speed Internet and telephone services primarily on a subscription basis, often in a bundle of two or more services, providing savings and convenience to our customers.  Approximately 57% of our customers subscribe to a bundle of services.

Through Charter Business®, we provide scalable, tailored broadband communications solutions to business organizations, such as business-to-business Internet access, data networking, fiber connectivity to cellular towers, video and music entertainment services and business telephone.  As of December 31, 2009, we served approximately 224,300 business customers, including small- and medium-sized commercial customers.

CCO Holdings Capital Corp. is a wholly-owned subsidiary of CCO Holdings and was formed and exists solely as a co-issuer of the public debt issued with CCO Holdings.  We are wholly owned by our parent company, CCH II, LLC (“CCH II”) and indirectly owned by Charter Communications, Inc. (“Charter”).  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

We have a history of net losses.  Our net losses were principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incurred because of our debt, impairment of franchises and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131.  Our telephone number is (314) 965-0555, and Charter has a website accessible at www.charter.com.  Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on Charter’s website free of charge as soon as reasonably practicable after they have been filed.  The information posted on Charter’s website is not incorporated into this annual report.

Bankruptcy Proceedings and Recent Events

On March 27, 2009, we, our parent companies and certain affiliates (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435.  On May 7, 2009, we and our parent companies filed a Joint Plan of Reorganization (the "Plan") and a related disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court.  The Plan was confirmed by order of the Bankruptcy Court on November 17, 2009 (“Confirmation Order”), and became effective on November 30, 2009 (the “Effective Date”), the date on which we and our parent companies emerged from protection under Chapter 11 of the Bankruptcy Code.

As provided in the Plan and the Confirmation Order, (i) the notes and bank debt of Charter Communications Operating, LLC (“Charter Operating”) and CCO Holdings remained outstanding; (ii) holders of approximately $1.5 billion of notes issued by CCH II received new CCH II notes (the “Notes Exchange”); (iii) holders of notes issued by CCH I, LLC (“CCH I”) received 21.1 million shares of new Charter Class A common stock;  (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) received 6.4 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $46.86 per share that expire five years from the date of issuance; (v) holders of notes issued by Charter Communications Holdings, LLC (“Charter Holdings”) received 1.3 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $51.28 per share that expire five years from the date of issuance; (vi) holders of convertible notes issued by Charter received $25 million and 5.5 million shares of preferred stock issued by Charter; and (vii) all previously outstanding shares of Charter Class A and Class B common stock were cancelled.  In addition, as part of the Plan, the holders of CCH I notes received and transferred to Mr. Paul G. Allen, Charter’s principal stockholder, $85 million of new CCH II notes.

The consummation of the Plan was funded with cash on hand, the Notes Exchange, and net proceeds of approximately $1.6 billion of an equity rights offering (the “Rights Offering”) in which holders of CCH I notes purchased new Charter Class A common stock.

In connection with the Plan, Charter, Mr. Allen and Charter Investment, Inc. (“CII”) entered into a separate restructuring agreement (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries  In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock equal to 2% of the equity value of Charter, after giving effect to the Rights Offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Charter Class B common stock is convertible, at the option of the holder, into one share of new Charter Class A common stock, and is subject to significant restrictions on transfer and conversion.  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  On the Effective Date, CII received: (i) 4.7 million warrants to purchase shares of new Charter Class A common stock, (ii) $85 million principal amount of new CCH II notes (transferred from CCH I noteholders), (iii) $25 million in cash for amounts previously owed to CII under a management agreement, (iv) $20 million in cash for reimbursement of fees and expenses in connection with the Plan, and (v) an additional $150 million in cash.  The warrants described above have an exercise price of $19.80 per share and expire seven years after the date of issuance. In addition, on the Effective Date, CII retained a minority equity interest in reorganized Charter Communications Holding Company, LLC (“Charter Holdco”) of 1% and a right to exchange such interest into new Charter Class A common stock. On December 28, 2009, CII exchanged 81% of its interest in Charter Holdco, and on February 8, 2010 the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter (the “Holdco Exchange”) and ownership of CII was transferred to Charter.  The warrants and common stock previously issued to CII were transferred to Mr. Allen in connection with the Holdco Exchange and transfer of CII’s ownership to Charter.  In connection with the Plan, Mr. Allen transferred his preferred equity interest in CC VIII, LLC (“CC VIII”) to Charter.  Mr. Allen has the right to elect up to four of Charter's eleven board members.

On February 28, 2010, our former President and Chief Executive Officer, Neil Smit, resigned and our Chief Operating Officer, Michael J. Lovett, assumed the additional title of Interim President and Chief Executive Officer.

On March 17, 2010, we announced that Charter Operating had received the required votes from lenders to amend its existing $8.2 billion senior secured credit facilities to, among other things, allow for the creation of a new revolving facility, the extension of maturities of a portion of the facilities and the amendment of certain other terms and conditions. Upon the closing of these amendments, each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, has agreed to dismiss the pending appeal of our Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to our Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York. We expect to close on these transactions by March 31, 2010, subject to meeting customary conditions.

The terms “CCO Holdings,” “we,” “our” and “us,” when used in this report with respect to the period prior to CCO Holdings’ emergence from bankruptcy, are references to the Debtors (“Predecessor”) and, when used with respect to the period commencing after CCO Holdings’ emergence, are references to CCO Holdings (“Successor”). These references include the parent companies and subsidiaries of Predecessor or Successor, as the case may be, unless otherwise indicated or the context requires otherwise.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect parent companies and subsidiaries.  This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes.  The equity ownership and voting percentages shown below are approximations as of February 15, 2010, and do not give effect to any exercise of then outstanding warrants.  Indebtedness amounts shown below are principal amounts as of December 31, 2009.  See Note 8 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

Common stock, preferred stock and warrants
Paul G. Allen
Beneficially owns 39.91% voting interest
Charter Communications, Inc. ("CCI")
CCI Exchange I, Inc.
Charter Investment, Inc. ("CII")
.81% common equity interest
99% common equity interest
.19% common equity interest
Charter Communications Holding Company, LLC ("Charter Holdco")
CCHC, LLC ("CCHC")
Charter Communications Holdings, LLC ("Charter Holdings")
CCH I Holdings, LLC ("CIH")
CCH I, LLC ("CCH I")
CCH II, LLC / CCH II Capital Corp. ("CCH II") (co-issuers of $1.8 billion senior notes)
CCO Holdings, LLC / CCO Holdings Capital Corp. ("CCO Holdings") (obligor under $350 million credit facility - $350 million outstanding) (co-issuers of $800 million senior notes)
Charter Communications Operating, LLC / Charter Communications Operating Capital Corp. ("Charter Operating") (obligor under $8.5 billion credit facilities – $8.2 billion outstanding) (co-issuer of $2.4 billion senior second lien notes)
Charter Operating Subsidiaries
CCO NR Holdings, LLC
Charter Operating Subsidiaries
100% common equity
CC V Holdings, LLC
100% Class B units
70% Preferred Equity in CC VIII, LLC
CC VIII, LLC ("CC VIII")
30% Preferred Equity in CC VIII, LLC
CC VIII Operating Subsidiaries

Charter Communications, Inc. Charter owns 100% of Charter Holdco.  Charter Holdco, through its subsidiaries, owns cable systems and certain strategic investments.  As sole manager under applicable operating agreements, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries.  In addition, Charter provides management services to Charter Holdco and its subsidiaries under a management services agreement.

Charter Communications Holding Company, LLC. Charter Holdco, a Delaware limited liability company formed on May 25, 1999, is the indirect 100% parent of Charter’s subsidiaries including debt issuers and operating subsidiaries.  At December 31, 2009, the common membership units of Charter Holdco were owned approximately 99.81% by Charter and 0.19% by CII.  All of the outstanding common membership units in Charter Holdco, that were held by CII at December 31, 2009, were controlled by Mr. Allen and were exchangeable at any time for shares of new Charter Class A common stock.  On February 8, 2010, Mr. Allen exercised his remaining right to exchange Charter Holdco units for shares of Class A common stock after which Charter Holdco became 100% owned by Charter and ownership of CII was transferred to Charter.

Interim Holding Company Debt Issuers.  As indicated in the organizational chart above, our interim holding company debt issuers indirectly own the subsidiaries that own or operate all of our cable systems, subject to a CC VIII minority interest held by CCH I as described below.  For a description of the debt issued by these issuers please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt.”

Preferred Equity in CC VIII.  At December 31, 2009, Charter owned 30% of the CC VIII preferred membership interests.  CCH I, a direct subsidiary of CIH and indirect subsidiary of Charter, directly owned the remaining 70% of these preferred interests.  The common membership interests in CC VIII are indirectly owned by Charter Operating.  See Note 11 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Products and Services

Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video services (basic and digital, which we refer to as “video” services), high-speed Internet services, and telephone services, as well as advanced broadband services (such as OnDemand, high definition television, and DVR service).  Our telephone services are primarily provided using voice over Internet protocol (“VoIP”) technology, to transmit digital voice signals over our systems.  Our video, high-speed Internet, and telephone services are offered to residential and commercial customers on a subscription basis, with prices and related charges that vary primarily based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services, with some variation in prices.

The following table approximates our customer statistics for video, residential high-speed Internet and telephone as of December 31, 2009 and 2008.

	Approximate as of
	December 31,	December 31,
	2009 (a)	2008 (a)

Residential (non-bulk) basic video customers (b)	4,562,900	4,779,000
Multi-dwelling (bulk) and commercial unit customers (c)	261,100	257,400
Total basic video customers (b) (c)	4,824,000	5,036,400
Digital video customers (d)	3,218,100	3,133,400
Residential high-speed Internet customers (e)	3,062,300	2,875,200
Telephone customers (f)	1,595,900	1,348,800

Total Revenue Generating Units (g)	12,700,300	12,393,800

After giving effect to sales and acquisitions of cable systems in 2008 and 2009, basic video customers, digital video customers, high-speed Internet customers, and telephone customers would have been 5,024,000, 3,132,200, 2,875,600, and 1,348,800, respectively, as of December 31, 2008.

(a)
Our billing systems calculate the aging of customer accounts based on the monthly billing cycle for each account.  On that basis, at December 31, 2009 and 2008, "customers" include approximately 25,900 and

36,000 persons, respectively, whose accounts were over 60 days past due in payment, approximately 3,500 and 5,300 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 2,200 and 2,700 persons, respectively, whose accounts were over 120 days past due in payment.

(b)	“Basic video customers” include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis.  In the second quarter of 2009, we began calculating EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service rather than the most prevalent price charged as was used previously.  This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators (“MSOs”).  EBUs presented as of December 31, 2008 decreased by 9,300 as a result of the change in methodology.  As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)	"Digital video customers" include all basic video customers that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	“Telephone customers” include all customers receiving telephone service.

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

Video Services

In 2009, video services represented approximately 51% of our total revenues.  Our video service offerings include the following:

•
Basic Video. All of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious programming.  Our basic channel line-up generally has between 9 and 35 channels.

•
Expanded Basic Video. This expanded programming level includes a package of satellite-delivered or non-broadcast channels and generally has between 20 and 60 channels in addition to the basic channel line-up.

•
Digital Video.  We offer digital video services including a digital set-top box, an interactive electronic programming guide with parental controls, an expanded menu of pay-per-view channels, including OnDemand (available nearly everywhere), digital quality music channels and the option to also receive a cable card. In addition to video programming, digital video service enables customers to receive our advanced broadband services such as OnDemand, DVRs, and high definition television.  We also offer our digital sports tier in combination with premium sports content on charter.net.

•
Premium Channels. These channels provide original programming, commercial-free movies, sports, and other special event entertainment programming.  Although we offer subscriptions to premium channels on an individual basis, we offer an increasing number of digital video channel packages and premium channel packages, and we offer premium channels combined with our advanced broadband services.

•	Pay-Per-View. These channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•
OnDemand and Subscription OnDemand. OnDemand service allows customers to select from hundreds of movies and other programming at any time.  These programming options may be accessed for a fee or, in some cases, for no additional charge.  In some areas we also offer subscription OnDemand for a monthly fee or included in a digital tier premium channel subscription.

•
High Definition Television. High definition television offers our digital customers certain video programming at a higher resolution to improve picture quality versus standard basic or digital video images.

•	Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.

High-Speed Internet Services

In 2009, residential high-speed Internet services represented approximately 22% of our total revenues.  We currently offer several tiers of high-speed Internet services with speeds ranging up to 60 megabytes per second download speed to our residential customers via cable modems attached to personal computers.  We also offer home networking gateways to these customers, which permit customers to connect up to five computers in their home to the Internet simultaneously.

Telephone Services

In 2009, telephone services represented approximately 10% of our total revenues.  We provide voice communications services primarily using VoIP technology to transmit digital voice signals over our systems.  Charter Telephone includes unlimited nationwide and in-state calling, voicemail, call waiting, caller ID, call forwarding and other features.  Charter Telephone® also provides international calling either by the minute or in a package of 250 minutes per month.

Commercial Services

In 2009, commercial services represented approximately 7% of our total revenues.  Commercial services, offered through Charter Business™, include scalable broadband communications solutions for business organizations, such as business-to-business Internet access, data networking, video and music entertainment services, and business telephone.

Sale of Advertising

In 2009, sales of advertising represented approximately 4% of our total revenues.  We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®.  In any particular market, we generally insert local advertising on up to 40 channels.  We also provide cross-channel advertising to some programmers.

From time to time, certain of our vendors, including programmers and equipment vendors, have purchased advertising from us.  For the years ending December 31, 2009, 2008 and 2007, we had advertising revenues from vendors of approximately $41 million, $39 million, and $15 million, respectively.  These revenues resulted from purchases at market rates pursuant to binding agreements.

Pricing of Our Products and Services

Our revenues are derived principally from the monthly fees customers pay for the services we offer.  We typically charge a one-time installation fee which is sometimes waived or discounted during certain promotional periods.  The prices we charge for our products and services vary based on the level of service the customer chooses and the geographic market.  In accordance with FCC rules, the prices we charge for video cable-related equipment, such as set-top boxes and remote control devices, and for installation services, are based on actual costs plus a permitted rate of return in regulated markets.

We offer reduced-price service for promotional periods in order to attract new customers, to promote the bundling of two or more services and to retain existing customers.  There is no assurance that these customers will remain as customers when the promotional pricing period expires.  When customers bundle services, generally the prices are lower per service than if they had only purchased a single service.

Our Network Technology

Our network utilizes the hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node.  On average, our system design enables up to 400 homes passed to be served by a single node and provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services.  We believe that this hybrid network design provides high capacity and signal quality.  The design also provides two-way signal capacity for the addition of future services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;
•	dedicated bandwidth for two-way services, which avoids return signal interference problems that can occur with two-way communication capability; and
•	signal quality and high service reliability.

The following table sets forth the technological capacity of our systems as of December 31, 2009 based on a percentage of homes passed:

Less than 550	550	750	860/870	Two-way
megahertz	megahertz	megahertz	megahertz	activated

4%	5%	45%	46%	96%

Approximately 96% of our homes passed are served by systems that have bandwidth of 550 megahertz or greater.  This bandwidth capacity enables us to offer digital television, high-speed Internet services, telephone service and other advanced services.

Through system upgrades and divestitures of non-strategic systems, we have reduced the number of headends that serve our customers from 1,138 at January 1, 2001 to 252 at December 31, 2009.  Headends are the control centers of a cable system.  Reducing the number of headends reduces related equipment, service personnel, and maintenance expenditures.  As of December 31, 2009, approximately 92% of our customers were served by headends serving at least 10,000 customers.

As of December 31, 2009, our cable systems consisted of approximately 200,000 aerial and underground miles of coaxial cable, and approximately 55,000 aerial and underground miles of fiber optic cable, passing approximately 11.9 million households and serving approximately 5.3 million customers.

We have built and activated a national transport backbone inter-connecting 95% of our local and regional networks.  The backbone is highly scalable enabling efficient and timely transport of Internet traffic, voice traffic, and high definition video content distribution.

Management, Customer Care and Marketing

Our corporate office, which includes employees of Charter, is responsible for coordinating and overseeing operations including establishing company-wide policies and procedures.  The corporate office performs certain financial and administrative functions on a centralized basis and performs these services on a cost reimbursement basis pursuant to a management services agreement.  Our field operations are managed within two operating groups with shared service centers for our field sales and marketing function, human resources and training function, finance, and certain areas of customer operations.

Our customer care centers are managed centrally.  We have eight internal customer care locations plus several third-party call center locations that through technology and procedures function as an integrated system.  We provide service to our customers 24 hours a day, seven days a week.  We also utilize our website to enable our customers to view and pay their bills online, obtain useful information, and perform various equipment troubleshooting procedures.  Our customers may also obtain support through our on-line chat and e-mail functionality.

Our marketing strategy emphasizes our bundled services through targeted marketing programs to existing and potential customers.  Marketing expenditures increased by $4 million, or 1%, over the year ended December 31, 2008 to $272 million for the year ended December 31, 2009.  Our marketing organization creates and executes marketing programs intended to increase customer relationships, retain existing customers and cross-sell additional products to current customers.  We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, to increase our responsiveness to our customers.

Programming

General

We believe that offering a wide variety of programming influences a customer’s decision to subscribe to and retain our cable services.  We rely on market research, customer demographics and local programming preferences to determine channel offerings in each of our markets.  We obtain basic and premium programming from a number of suppliers, usually pursuant to written contracts.  Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal.  Some programming suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing support.  We also negotiate volume discount pricing structures.  Programming costs are usually payable each month based on calculations performed by us and are generally subject to annual cost escalations and audits by the programmers.

Costs

Programming is usually made available to us for a license fee, which is generally paid based on the number of customers to whom we make such programming available.  Such license fees may include “volume” discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration.  Some channels are available without cost to us for a limited period of time, after which we pay for the programming.  For home shopping channels, we receive a percentage of the revenue attributable to our customers’ purchases, as well as, in some instances, incentives for channel placement.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases.  We expect them to continue to increase, and at a higher rate than in 2009, due to a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers and additional programming, including high-definition and OnDemand programming.  In particular, sports programming costs have increased significantly over the past several years.  In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract.

Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime.  When a station opts for the retransmission-consent regime, we are not allowed to carry the station’s signal without the station’s permission.  Continuing demands by owners of broadcast stations for carriage of other services or cash payments to those broadcasters in exchange for retransmission consent will likely increase our programming costs or require us to cease carriage of popular programming, potentially leading to a loss of customers in affected markets.

Over the past several years, our video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect them to do so in the foreseeable future.  In addition, our inability to fully pass these programming cost increases on to our video customers has had and is expected in the future to have an adverse impact on our cash flow and operating margins associated with the video product. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies, and we plan to continue to migrate certain program services from our basic level of service to our digital tiers.  As we migrate our programming to our digital tier packages, certain programming that was previously available to all of our customers via an analog signal may only be part of an elective digital tier package offered to our customers for an additional fee.  As a result, we expect that the customer base upon which we pay programming fees will proportionately decrease, and the overall expense for providing that service will also decrease.  However, reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits.

We have programming contracts that have expired and others that will expire at or before the end of 2010.  We will seek to renegotiate the terms of these agreements.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Franchises

As of December 31, 2009, our systems operated pursuant to a total of approximately 3,200 franchises, permits, and similar authorizations issued by local and state governmental authorities.  Such governmental authorities often must approve a transfer to another party.  Most franchises are subject to termination proceedings in the event of a material breach.  In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law.  We are entitled to and generally do pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities.  This process usually takes three years but can take a longer period of time.  The Communications Act of 1934, as amended (the “Communications Act”), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals.  In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain of the franchise areas, customer service requirements, and supporting and carrying public access channels.  Historically we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise.  Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity, including our ability to comply with our debt covenants.  See “— Regulation and Legislation — Video Services — Franchise Matters.”

Competition

We face competition in the areas of price, service offerings, and service reliability.  We compete with other providers of video, high-speed Internet access, telephone services, and other sources of home entertainment.  We operate in a very competitive business environment, which can adversely affect the results of our business and operations.  We cannot predict the impact on us of broadband services offered by our competitors.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, telephone, and other interactive video services.  In the broadband industry, our principal competitor for video services throughout our territory is direct broadcast satellite (“DBS”) and our principal competitor for high-speed Internet services is DSL provided by telephone companies.  Our principal competitors for telephone services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers.  Based on telephone companies’ entry into video service and the upgrades of their networks, they will become increasingly more significant competitors for both high-speed Internet and video customers.  At this time, we do not consider other cable operators to be significant competitors in our overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level).

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems.  The DBS industry has grown rapidly over the last several years, and now serves more than 32 million subscribers nationwide.  DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 280 digital channels from a single satellite, thereby surpassing the traditional analog cable system.  In 2009, major DBS competitors offered a greater variety of channel packages, and were especially competitive with promotional pricing for more basic services.  While we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units.  DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service.  Also, DBS providers are currently offering more high definition programming, including local high definition programming.  However, we believe that cable-delivered OnDemand and Subscription OnDemand services, which include HD programming, are superior to DBS service, because cable headends can provide two-way communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control.  However, joint marketing arrangements between some DBS providers and telecommunications carriers allow similar bundling of services in certain areas.  DBS providers have also made attempts at deployment of high-speed Internet access services via satellite, but those services have been technically constrained and of limited appeal.

Telephone Companies and Utilities

Our telephone service competes directly with established telephone companies and other carriers, including Internet-based VoIP providers, for voice service customers.  Because we offer voice services, we are subject to considerable competition from telephone companies and other telecommunications providers, including wireless providers with an increasing number of consumers abandoning wired telephone services.  The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers.  Moreover, mergers, joint ventures and alliances among our competitors have resulted in providers capable of offering cable television, Internet, and telephone services in direct competition with us.

Most telephone companies, which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel), offer DSL service.  DSL service allows Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines.  We believe DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  However, DSL providers may currently be in a better position to offer data services to businesses since their networks tend to be more complete in commercial areas.  They may also have the ability to bundle telephone with Internet services for a higher percentage of their customers.  We expect DSL to remain a significant competitor to our high-speed Internet services.  In addition, the continuing deployment of fiber optics into telephone companies’ networks (primarily by Verizon Communications, Inc. (“Verizon”)) will enable them to provide even higher bandwidth Internet services.

Telephone companies, including AT&T Inc. (“AT&T”) and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to ours.  In the case of Verizon, high-speed data services (fiber optic service (“FiOS”)) operate at speeds as high as or higher than ours.  In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies.  Based on internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 26% to 31% of our estimated homes passed as of December 31, 2009 and we have experienced increased customer losses in these areas.  AT&T and Verizon have also launched campaigns to capture more of the multiple dwelling unit (“MDU”) market.  Additional upgrades and product launches are expected in markets in which we operate.

In addition to telephone companies obtaining franchises or alternative authorizations in some areas and seeking them in others, they have been successful through various means in reducing or streamlining the franchising requirements applicable to them.  They have had significant success at the federal and state level, securing an FCC ruling and numerous state franchise laws that facilitate their entry into the video marketplace.  Because telephone companies have been successful in avoiding or reducing the franchise and other regulatory requirements that remain applicable to cable operators like us, their competitive posture has often been enhanced.  The large scale entry of major telephone companies as direct competitors in the video marketplace has adversely affected the profitability and valuation of our cable systems.

Additionally, we are subject to limited competition from utilities that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.  Certain utilities are also developing broadband over power line technology, which may allow the provision of Internet and other broadband services to homes and offices.

Broadcast Television

Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna.  The extent of such competition is dependent upon the quality and quantity of broadcast signals available through “off-air” reception, compared to the services provided by the local cable system.  Traditionally, cable television has provided higher picture quality and more channel offerings than broadcast television.  However, the recent licensing of digital spectrum by the FCC now provides traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises historically granted by state and local authorities.  More than one cable system may legally be built in the same area.  It is possible that a franchising authority might grant a second franchise to another cable operator and that such franchise might contain terms and conditions more favorable than those afforded us.  In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system’s cable system, may be able to avoid local franchising requirements.  Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors.  There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services.  There also has been interest in traditional cable overbuilds by private companies not affiliated with established local exchange carriers.  Constructing a competing cable system is a capital intensive process which involves a high degree of risk.  We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area with equal or better service quality, on a more cost-effective basis than we can.  Any such overbuild operation would require access to capital or access to facilities already in place that are capable of delivering cable television programming.

As of December 31, 2009, excluding telephone companies, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our total homes passed and potential traditional overbuild situations in areas servicing approximately an additional 1% of our total homes passed.  Additional overbuild situations may occur, especially given the potential for broadband overbuilds funded by the “American Recovery and Reinvestment Act.”

Private Cable

Additional competition is posed by satellite master antenna television systems, or SMATV systems, serving MDUs, such as condominiums, apartment complexes, and private residential communities.  Private cable systems can offer improved reception of local television stations, and many of the same satellite-delivered program services that are offered by cable systems.  Although disadvantaged from a programming cost perspective, SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities.  The FCC previously adopted regulations that favor SMATV and private cable operators serving MDU complexes, allowing them to continue to secure exclusive contracts with MDU owners.  The FCC is currently considering whether to restrict their ability to enter into similar exclusive arrangements.  This sort of regulatory disparity would provide a competitive advantage to certain of our current and potential competitors.

Other Competitors

Local wireless Internet services have recently begun to operate in markets using available unlicensed radio spectrum.  Some cellular phone service operators are also marketing PC cards offering wireless broadband access to their cellular networks.  These service options offer another alternative to cable-based Internet access.

Internet Delivered Video

High-speed Internet access facilitates the streaming of video into homes and businesses.  As the quality and availability of video streaming over the Internet improves, we expect video streaming to compete with the traditional delivery of video programming services over cable systems.  It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through video streaming over the Internet.  If customers were to choose to receive video over the Internet rather than through our basic or digital video services, we could experience a reduction in our video revenues.

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our three primary services: video service, high-speed Internet service, and telephone service.  Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments.  A failure to comply with these regulations could subject us to substantial penalties.  Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings.  Congress and the FCC have frequently revisited the subject of communications regulation often designed to increase competition to the cable industry, and they are likely to do so in the future.  We could be materially disadvantaged in the future if we are subject to new regulations that do not equally impact our key competitors.  We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future.

VideoService

Cable Rate Regulation.  The cable industry has operated under a federal rate regulation regime for more than a decade.  The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment.  All other cable offerings are now universally exempt from rate regulation.  Although basic service rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation.  The majority of our local franchising authorities have never been certified to regulate basic service cable rates (and order rate reductions and refunds), but they generally retain the right to do so (subject to potential regulatory limitations under state franchising laws), except in those specific communities facing “effective competition,” as defined under federal law.  We have already secured FCC recognition of effective competition, and become rate deregulated, in many of our communities.

There have been frequent calls to impose expanded rate regulation on the cable industry.  Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming.  For example, there has been legislative and regulatory interest in requiring cable operators to offer historically combined programming services on an à la carte basis. Any such mandate could adversely affect our operations.

Federal rate regulations generally require cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier.  The applicability of this rule in certain situations remains unclear, and adverse decisions by the FCC could affect our pricing and packaging of services.  As we attempt to respond to a changing marketplace with competitive pricing practices, such as targeted promotions and discounts, we may face Communications Act uniform pricing requirements that impede our ability to compete.

Must Carry/Retransmission Consent.  There are two alternative legal methods for carriage of local broadcast television stations on cable systems.  Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster.  Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions.  Broadcast stations must elect “must carry” or “retransmission consent” every three years, with the election date of October 1, 2008, for the current period of 2009 through 2011.  Either option has a potentially adverse effect on our business by utilizing bandwidth capacity.  In addition, popular stations invoking “retransmission consent” increasingly have been demanding cash compensation in their negotiations with cable operators.

In September 2007, the FCC adopted an order increasing the cable industry’s existing must-carry obligations by requiring cable operators to offer “must carry” broadcast signals in both analog and digital format (dual carriage) for a three year period after the broadcast television industry completed its ongoing transition from an analog to digital format, which occurred on June 12, 2009.  The burden could increase further if cable systems were ever required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage), which the recent FCC order did not address.  Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that appeal to our customers and generate revenues.  We may need to take additional operational steps and/or make further operating and capital investments to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.

Access Channels.  Local franchise agreements often require cable operators to set aside certain channels for public, educational, and governmental access programming.  Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties, who generally offer programming that our customers do not particularly desire.  The FCC adopted new rules in 2007 mandating a significant reduction in the rates that operators can charge commercial leased access users and imposing additional administrative requirements that would be burdensome on the cable industry.  The effect of the FCC’s new rules was stayed by a federal court, pending a cable industry appeal and a finding that the new rules did not comply with the requirements of the Office of Management and Budget.  Under federal statute, commercial leased access programmers are entitled to use up to 15% of a cable system’s capacity.  Increased activity in this area could further burden the channel capacity of our cable systems, and potentially limit the amount of services we are able to offer and may necessitate further investments to expand our network capacity.

Access to Programming.  The Communications Act and the FCC’s “program access” rules generally prevent satellite cable programming vendors in which a cable operator has an attributable interest and satellite broadcast programming vendors from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such vendors to offer exclusive programming arrangements to cable operators.  Given the heightened competition and media consolidation that we face, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms.  Such difficulty could adversely impact our business.

Ownership Restrictions.  Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises.  Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed.  Changes in this regulatory area could alter the business environment in which we operate.

Pole Attachments.  The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation.  The Communications Act specifies that significantly higher rates apply if the cable plant is providing “telecommunications” services rather than only video services.  Although the FCC previously determined that the lower rate was applicable to the mixed use of a pole attachment for the provision of both video and Internet access services (a determination upheld by the U.S. Supreme Court), the FCC issued a Notice of Proposed Rulemaking (“NPRM”) on November 20, 2007, in which it “tentatively concludes” that such mixed use determination would likely be set aside.  Under this NPRM, the FCC is seeking comment on its proposal to apply a single rate for all pole attachments over which a cable operator provides Internet access and other services, that allocates to the cable operators the additional cost associated with the “unusable space” of the pole. Such rate change could likely result in a substantial increase in our pole attachment costs.

Cable Equipment.  In 1996, Congress enacted a statute seeking to promote the "competitive availability of navigational devices" by allowing cable subscribers to use set-top boxes obtained from third parties, including third-party retailers.  The FCC has undertaken several steps to implement this statute designed to promote the retail sale of set-top boxes and other equipment that can be used to receive video services.  The FCC requires that security functions (which allow a cable operator to control who may access its services and remains under the operator's exclusive control) be unbundled from the basic channel navigation functions and requires that those security functions be made available through "CableCARDs" that connect to customer-owned televisions and other devices equipped to receive one-way analog and digital video service without the need for an operator-provided set-top box.  Effective July 1, 2007, cable operators were prohibited from acquiring for deployment integrated set-top boxes that combine both channel navigation and security functions.

The FCC has been considering regulatory proposals for "plug-and-play" retail devices that could access two-way cable services. In April 2008, we joined a multi-party contract, among major consumer electronics and information technology companies and the six largest cable operators in the United States, to agree on how technology we use to support our current generation set-top boxes will be deployed in cable networks and navigation devices to enable retail devices to access two-way cable services without impairing our ability to innovate.  In December 2009, the FCC commenced a preliminary inquiry into these and alternative approaches to set-top boxes and consumer electronics.  Some of the alternative approaches, if adopted, could impose substantial costs on us and impair out ability to innovate.

MDUs / Inside Wiring.  The FCC has adopted a series of regulations designed to spur competition to established cable operators in MDU complexes.  These regulations allow our competitors to access certain existing cable wiring inside MDUs.  The FCC also adopted regulations limiting the ability of established cable operators, like us, to enter into exclusive service contracts for MDU complexes.  Significantly, it has not yet imposed a similar restriction on private cable operators and SMATV systems serving MDU properties but the issue is still pending before the FCC.  In their current form, the FCC’s regulations in this area favor our competitors.

Privacy Regulation.  The Communications Act limits our ability to collect and disclose subscribers’ personally identifiable information for our video, telephone, and high-speed Internet services, as well as provides requirements to safeguard such information.  We are subject to additional federal, state, and local laws and regulations that impose additional subscriber and employee privacy restrictions.  Further, the FCC, FTC, and many states regulate and restrict the marketing practices of cable operators, including telemarketing and online marketing efforts.

Other FCC Regulatory Matters.  FCC regulations cover a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network, syndicated and sports programming; (5) restrictions on political advertising; (6) restrictions on advertising in children's programming; (7) restrictions on origination cablecasting; (8) restrictions on carriage of lottery programming; (9) sponsorship identification obligations; (10) closed captioning of video programming; (11) licensing of systems and facilities; (12) maintenance of public files; and (13) emergency alert systems.  Each of these regulations restricts our business practices to varying degrees.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business.

Copyright.  Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals.  The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and administrative review and could adversely affect our ability to obtain desired broadcast programming.  There is uncertainty regarding certain applications of the compulsory copyright license, including the royalty treatment of distant broadcast signals that are not available to all cable system subscribers served by a single headend.  The Copyright Office is currently conducting an inquiry to consider a variety of issues affecting cable’s compulsory copyright license, including how the compulsory copyright license should apply to newly-offered digital broadcast signals.  Current uncertainty regarding the compulsory copyright license could lead to legislative proposals, new administrative rules, or judicial decisions that would increase our compulsory copyright payments for the carriage of broadcast signals including legislation that is now pending in Congress. Legislation is now pending in Congress that would resolve much of the current uncertainty regarding this compulsory copyright license. In particular, the legislation would confirm that copyright fees associated with the delivery of distant broadcast signals are limited to the cable system subscribers who actually receive those signals. The new legislation, if adopted, would also require cable systems to pay an additional royalty fee for each digital multicast of a retransmitted distant broadcast signal and would provide copyright owners with a new right to audit our semi-annual royalty filings.

Copyright clearances for non-broadcast programming services are arranged through private negotiations.  Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations.  These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

Franchise Matters.  Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way.  Although some state franchising laws grant indefinite franchises, cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions.  The specific terms and conditions of cable franchises vary significantly between jurisdictions.  Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, and changes in the ownership of the franchisee.  A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions.  Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators.  For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal.  Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal.  Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions.  In a series of recent rulemakings, the FCC adopted new rules that streamlined entry for new competitors (particularly those affiliated with telephone companies) and reduced certain franchising burdens for these new entrants.  The FCC adopted more modest relief for existing cable operators.

At the same time, a substantial number of states have adopted franchising laws.  Again, these laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing cable operators.  In many instances, these franchising regimes do not apply to established cable operators until the existing franchise expires or a competitor directly enters the franchise territory.  In a number of instances, however, incumbent cable operators have the ability to immediately “opt into” the new franchising regime, which can provide significant regulatory relief.  The exact nature of these state franchising laws, and their varying application to new and existing video providers, will impact our franchising obligations and our competitive position.

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress to adopt “net neutrality” rules that would require cable operators offering Internet service to provide non-discriminatory access of customers to their networks and could interfere with the ability of cable operators to manage their networks.  The FCC issued a non-binding policy statement in 2005 establishing four basic principles to guide its ongoing policymaking activities regarding high-speed Internet and related services.  These principles provide that consumers are entitled to:  (i) access lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers.  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in network management practices.  This decision is on appeal.  In October 2009, the FCC released a NPRM seeking additional comment on draft rules to codify these principles and to consider further network neutrality requirements, including two new principles.  The first new rule would prohibit discrimination against lawful content, specifically stating that broadband providers cannot discriminate against particular Internet content or applications and cannot block or degrade lawful traffic over their networks or favor some content or applications over others. The second new rule would require “transparency” in advising customers in greater detail about the terms of service, including network management tools utilized by the service provider. In addition to possible FCC action, legislative proposals have been introduced in Congress to mandate how broadband providers manage their networks, and the broadband provisions of the newly enacted American Recovery and Reinvestment Act already mandate adherence to the FCC’s 2005 principles as a condition to the receipt of broadband funding.  The FCC’s Rulemaking and additional proposals for new legislation could impose additional obligations on high-speed Internet providers.   Any such rules or statutes could limit our ability to manage our cable systems (including use for other services), to obtain value for use of our cable systems and respond to competition.

As the Internet has matured, it has become the subject of increasing regulatory interest.  Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections (which afford copyright owners certain rights against us that could adversely affect our relationship with a customer accused of violating copyright laws), defamation liability, taxation, obscenity, and unsolicited commercial e-mail.  Additionally, the FCC and Congress are considering subjecting high-speed Internet access services to the Universal Service funding requirements.  This would impose significant new costs on our high-speed Internet service.  State and local governmental organizations have also adopted Internet-related regulations.  These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership.  The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect our business.

Telephone Service

The 1996 Telecom Act created a more favorable regulatory environment for us to provide telecommunications services than had previously existed.  In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that providers of traditional telecommunications services can interconnect with other telephone companies to provide competitive services.  Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors.  The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified and whether any of those requirements should be extended to VoIP providers.  The FCC has already determined that providers of telephone services using Internet Protocol technology must comply with 911 emergency service opportunities (“E911”), requirements for accommodating law enforcement wiretaps (CALEA), Universal Service fund collection, Customer Proprietary Network Information requirements, and telephone relay requirements.  It is unclear whether and how the FCC will apply additional types of common carrier regulations, such as inter-carrier compensation to alternative voice technology.  In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level.  As a result, some states have begun proceedings to subject cable VoIP services to state level regulation.  Also, the FCC and Congress continue to consider to what extent, VoIP service will have interconnection rights with telephone companies.  It is unclear how these regulatory matters ultimately will be resolved.

Employees

As of December 31, 2009, we and our parent companies had approximately 16,700 full-time equivalent employees.  At December 31, 2009, approximately 77 of our employees were represented by collective bargaining agreements.  We have never experienced a work stoppage.

Item 1A.    Risk Factors.

Risks Related to Our Emergence From Bankruptcy

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Plan, Charter was required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy.  Charter filed projected financial information with the Bankruptcy Court most recently on May 7, 2009 as part of the Disclosure Statement approved by the Bankruptcy Court.  The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Neither the projections nor any version of the Disclosure Statement should be considered or relied upon.  After the date of the Disclosure Statement and during 2009, we recognized an impairment to our franchise values because of the lower than anticipated growth in revenues experienced during the first three quarters of 2009 and an expected reduction of future cash flows as a result of the economic and competitive environment.

Because our consolidated financial statements reflect fresh start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan, financial information in the post-emergence financial statements is not comparable to our financial information from prior periods.

Upon our emergence from bankruptcy, we adopted fresh start accounting pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets.  The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment.  Further, under fresh start accounting, the accumulated losses included in member’s deficit were eliminated.  In addition to fresh start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan.  Thus, our balance sheets and statements of operations data are not comparable in many respects to our consolidated balance sheets and consolidated statements of operations data for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization.

Risks Related to Our and Our Parent Company’s Significant Indebtedness

We and our parent company have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We and our parent company have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2009, our total principal amount of debt was approximately $11.7 billion. On a consolidated basis, we and our parent company’s total principal amount of debt was approximately $13.5 billion as of December 31, 2009.

Because of our and our parent company’s significant indebtedness, our and our parent companies' ability to raise additional capital at reasonable rates, or at all, is uncertain, and our ability to make distributions or payments to our parent company is subject to availability of funds and restrictions under our applicable debt instruments and under applicable law.

Our and our parent company’s significant amount of debt could have other important consequences.  For example, the debt will or could:

•	make us vulnerable to interest rate increases, because approximately 73% of our borrowings are, and may continue to be, subject to variable rates of interest;
•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our and our parent company’s debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;
•	place us at a disadvantage compared to our competitors that have proportionately less debt;
•	adversely affect our relationship with customers and suppliers;
•
limit our and our parent companies’ ability to borrow additional funds in the future, or to access financing at the necessary level of the capital structure, due to applicable financial and restrictive covenants in our and our parent company’s debt;

•	make it more difficult for us and our parent companies to obtain financing;
•
make it more difficult for us and our parent company to satisfy the obligations to the holders of our and their notes and for us to satisfy our obligations to the lenders under our credit facilities; and

•	limit future increases in the value, or cause a decline in the value of Charter’s equity, which could limit Charter’s ability to raise additional capital by issuing equity.

If current debt amounts increase, the related risks that we now face will intensify.

The agreements and instruments governing our and our parent company’s debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity.

Our credit facilities and the indentures governing our and our parent company’s debt contain a number of significant covenants that could adversely affect our ability to operate our business, our and our parent companies’ liquidity, and our results of operations.  These covenants restrict, among other things, our and our parent company’s ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	issue equity;
•	make certain investments or acquisitions;
•	pay dividends or make other distributions;
•	dispose of assets or merge;
•	enter into related party transactions; and
•	grant liens and pledge assets.

Additionally, the Charter Operating credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant.  The breach of any covenants or obligations in our indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, and the secured lenders under the CCO Holdings credit facility could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our notes and credit facilities, and could force us to seek the protection of the bankruptcy laws.

We depend on generating (and having available to the applicable obligor) sufficient cash flow to fund our and our parent company’s debt obligations, capital expenditures, and ongoing operations.

We are dependent on our cash on hand and cash flows from operating activities to fund our and our parent company’s debt obligations, capital expenditures and ongoing operations.

Our ability to service our and our parent company’s debt and to fund our planned capital expenditures and ongoing operations will depend on our ability to generate and grow cash flow and our and our parent companies’ access (by dividend or otherwise) to additional liquidity sources.  Our ability to generate and grow cash flow is dependent on many factors, including:

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services to residential and commercial customers, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition and the difficult economic conditions in the United States;

•
the impact of competition from other distributors, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers and competition from video provided over the Internet;

•	general business conditions, economic uncertainty or downturn and the significant downturn in the housing sector and overall economy;
•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•	our ability to adequately deliver customer service; and
•	the effects of governmental regulation on our business.

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn will have on future operations and financial results.  The general economic downturn has resulted in reduced spending by customers and advertisers, which has impacted our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we and our parent companies are unable to access additional liquidity sources, we and our parent company may not be able to service and repay our and its debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs.

Restrictions in our and our subsidiary's debt instruments and under applicable law limit our and their ability to provide funds to the various debt issuers.

Our primary assets are our equity interests in our subsidiaries.  Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available for payments on our or our parent company’s notes or other obligations in the form of loans, distributions, or otherwise.  Our and Charter Operating’s ability to make distributions to the applicable debt issuers to service debt obligations is subject to our compliance with the terms of our credit facilities and indentures, and restrictions under applicable law.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Summary of Restrictive Covenants of Our Notes – Restrictions on Distributions.”  Under the Delaware Limited Liability Company Act, we and our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the act.  Under fraudulent transfer laws, we and our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that we and Charter Operating currently have surplus and are not insolvent, there can otherwise be no assurance that we or Charter Operating will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our and our parent company’s indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities.  Charter Operating is also an obligor, and its subsidiaries are guarantors under senior second-lien notes.  As of December 31, 2009, our total principal amount of debt was approximately $11.7 billion, of which approximately $10.6 billion was structurally senior to the CCO Holdings notes.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating's credit facilities and senior second-lien notes, whose interests are secured by substantially all of our operating assets, and all holders of other debt of Charter Operating, will have the right to be paid in full before us from any of our subsidiaries' assets; and

•
Charter and CCH I, the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of CC VIII’s assets that may reduce the amounts available for repayment to holders of our outstanding notes.

All of our and our parent company’s outstanding debt is subject to change of control provisions.  We and our parent companies may not have the ability to raise the funds necessary to fulfill our and our parent company’s obligations under our and its indebtedness following a change of control, which would place us and our parent company in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our and our parent company’s obligations under our and its notes and our credit facilities following a change of control.  Under the indentures governing our and our parent company’s notes, upon the occurrence of specified change of control events, the applicable note issuer is required to offer to repurchase all of its outstanding notes.  However, we and our parent company may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes, and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase.  In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities.  Because such credit facilities and our subsidiary’s notes are obligations of our subsidiary, the credit facilities and our subsidiary’s notes would have to be repaid by our subsidiary before their assets could be available to their parent companies to repurchase their notes.  Any failure to make or complete a change of control offer would place the applicable note issuer or borrower in default under its notes.  The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations.

The industry in which we operate is highly competitive and has become more so in recent years.  In some instances, we compete against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers.  Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale.

Our principal competitors for video services throughout our territory are DBS providers.  The two largest DBS providers are DirecTV and DISH Network.  Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased high definition broadcasting has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years.  DBS companies have also expanded their activities in the MDU market.  The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to ours.  In the case of Verizon, high-speed data services operate at speeds as high as or higher than ours.  In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies.  Based on our internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 26% to 31% of our estimated homes passed as of December 31, 2009, and we have experienced increased customer losses in these areas.  AT&T and Verizon have also launched campaigns to capture more of the MDU market.  Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service competes with our high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles offer customers similar pricing and convenience advantages as our bundles.  Moreover, as we continue to market our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of December 31, 2009, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced price or free service.  These promotional programs result in significant advertising, programming and operating expenses, and also may require us to make capital expenditures to acquire and install customer premise equipment.  Customers who subscribe to our services as a result of these offerings may not remain customers following the end of the promotional period.  A failure to retain customers could have a material adverse effect on our business.

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

Our services may not allow us to compete effectively.  Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer.  Competition may reduce our expected growth of future cash flows which may contribute to future impairments of our franchises and goodwill.

Economic conditions in the United States may adversely impact the growth of our business.

We believe that the weakened economic conditions in the United States, including a continued downturn in the housing market over the past year and increases in unemployment, have adversely affected consumer demand for our services, especially premium services, and have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business and also had a negative impact on our advertising revenue.  These conditions have affected our net customer additions and revenue growth during 2009 and contributed to the franchise impairment charge incurred in 2009.  If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

We face risks inherent in our telephone and commercial businesses.

We may encounter unforeseen difficulties as we increase the scale of our service offerings to businesses.  We sell video, high-speed data and network and transport services to businesses and have increased our focus on growing this business.  In order to grow our commercial business, we expect to increase expenditures on technology, equipment and personnel focused on the commercial business.  Commercial business customers often require service level agreements and generally have heightened customer expectations for reliability of services.  If our efforts to build the infrastructure to scale the commercial business are not successful, the growth of our commercial services business would be limited.  Continued growth in our residential telephone business faces risks.  The competitive landscape for residential and commercial telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies.  Further, we face increasing competition for residential telephone services as more consumers in the United States are replacing traditional telephone service with wireless service.  We depend on interconnection and related services provided by certain third parties for the growth of our commercial business.  As a result, our ability to implement changes as the services grow may be limited.  If we are unable to meet these service level requirements or expectations, our commercial business could be adversely affected.  Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our telephone and commercial businesses and operations.

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the potential financial instability of our customers, many of whom have been adversely affected by the general economic downturn.  Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and caused increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  The general economic downturn has also affected advertising sales, as companies seek to reduce expenditures and conserve cash.  These events have adversely affected, and may continue to adversely affect our cash flow, results of operations and financial condition.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services or to which we outsource certain functions.  The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely.  Any interruption in the services provided by our vendors or by third parties could adversely affect our cash flow, results of operation and financial condition.

We may not have the ability to reduce the high growth rates of, or pass on to our customers, our increasing programming costs, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item.  In recent years, the cable industry has experienced a rapid escalation in the cost of programming.  We expect programming costs to continue to increase, and at a higher rate than in 2009, because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers and additional programming, including high definition and OnDemand programming, being provided to customers.  The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product.  We have programming contracts that have expired and others that will expire at or before the end of 2010.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

Increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent are likely to further increase our programming costs.  Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime.  When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission.  In some cases, we carry stations under short-term arrangements while we attempt to negotiate new long-term retransmission agreements.  If negotiations with these programmers prove unsuccessful, they could require us to cease carrying their signals, possibly for an indefinite period.  Any loss of stations could make our video service less attractive to customers, which could result in less subscription and advertising revenue.  In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest.  Carriage of these other services, as well as increased fees for retransmission rights, may increase our programming expenses and diminish the amount of capacity we have available to introduce new services, which could have an adverse effect on our business and financial results.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive.  We may not be able to fund the capital expenditures necessary to keep pace with technological developments, or anticipate the demand of our customers for products and services requiring new technology or bandwidth.  Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers.  Consequently, our growth, financial condition and results of operations could suffer materially.

We depend on third party service providers, suppliers and licensors; thus, if we are unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services.  We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire.  Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity.  If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers.  These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition.  A limited number of vendors of key technologies can lead to less product innovation and higher costs.  For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms.

In that regard, we currently purchase set-top boxes from a limited number of vendors, because each of our cable systems use one or two proprietary conditional access security schemes, which allows us to regulate subscriber access to some services, such as premium channels.  We believe that the proprietary nature of these conditional access schemes makes other manufacturers reluctant to produce set-top boxes.  Future innovation in set-top boxes may be restricted until these issues are resolved.  In addition, we believe that the general lack of compatibility among set-top box operating systems has slowed the industry’s development and deployment of digital set-top box applications.

Malicious and abusive Internet practices could impair our high-speed Internet services.

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as peer-to-peer file sharing, unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms, and other destructive or disruptive software.  These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data.  Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network.  Any significant loss of high-speed Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

For tax purposes, Charter experienced a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in an annual limitation on Charter’s ability to use its existing net operating loss carryforwards.  Charter could experience another deemed ownership change in the future that could further limit its ability to use its net operating loss carryforwards.

As of December 31, 2009, Charter had approximately $6.3 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $2.2 billion, expiring in the years 2014 through 2028.  These losses resulted from the operations of Charter Holdco and its subsidiaries.  In addition, as of December 31, 2009, Charter had state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $209 million, generally expiring in years 2010 through 2028.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Such tax net operating losses can accumulate and be used to offset our future taxable income.  The consummation of the Plan generated an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, Charter is subject to an annual limitation on the use of its net operating losses.  Further, Charter’s net operating loss carryforwards have been reduced by the amount of the cancellation of debt income resulting from the Plan that was allocable to Charter.  The limitation on Charter’s ability to use its net operating losses, in conjunction with the net operating loss expiration provisions, could reduce Charter’s ability to use a portion of its net operating losses to offset future taxable income which could result in Charter being required to make material cash tax payments.  Charter’s ability to make such income tax payments, if any, will depend at such time on Charter’s liquidity or Charter’s ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.

If Charter were to experience a second ownership change in the future, Charter’s ability to use its net operating losses could become subject to further limitations.  In accordance with the Plan, Charter’s common stock is subject to certain transfer restrictions contained in our amended and restated certificate of incorporation.  These restrictions, which are designed to minimize the likelihood of an ownership change occurring and thereby preserve Charter’s ability to utilize its net operating losses, are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by Charter’s board of directors.  However, there can be no assurance that Charter’s board of directors would choose to impose these restrictions or that such restrictions, if imposed, would prevent an ownership change from occurring.

If we are unable to attract new key employees, the ability of our parent companies to manage our business could be adversely affected.

Our operational results during the recent prolonged economic downturn and our bankruptcy have depended, and our future results will depend, upon the retention and continued performance of our management team.  Our former President and Chief Executive Officer, Neil Smit, resigned effective February 28, 2010 and our Chief Operating Officer, Michael J. Lovett, assumed the additional title of Interim President and Chief Executive Officer at that time.  Our parent companies’ ability to hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the telecommunications industry.  The loss of the services of key members of management and the inability to hire new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Risks Related to Ownership Positions of Charter’s Principal Shareholders

The failure by Paul G. Allen to maintain a minimum voting interest in us could trigger a change of control default under our subsidiary's credit facilities.

The Charter Operating credit facilities provide that the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof to maintain a 35% direct or indirect voting interest in the applicable borrower would result in a change of control default.  Such a default could result in the acceleration of repayment of our and our parent company’s indebtedness, including borrowings under the Charter Operating credit facilities. See “—Risks Related to Our and Our Parent Company’s Significant Indebtedness — All of our and our parent company’s outstanding debt is subject to change of control provisions.  We and our parent companies may not have the ability to raise the funds necessary to fulfill our and our parent company’s obligations under our and its indebtedness following a change of control, which would place us and our parent company in default under the applicable debt instruments.”

Pursuant to the Plan, on November 30, 2009, Charter, CII and Mr. Allen entered into a lock up agreement (the “Lock-Up Agreement”) pursuant to which Mr. Allen and any permitted affiliate of Mr. Allen that will hold shares of new Charter Class B common stock, from and after the Effective Date to, but not including, the earliest to occur of (i) September 15, 2014, (ii) the repayment, replacement, refinancing or substantial modification, including any waiver, to the change of control provisions of the Charter Operating credit facility and (iii) a Change of Control (as defined in the Lock-Up Agreement), Mr. Allen and/or any such permitted affiliate shall not transfer or sell shares of new Charter Class B common stock received by such person under the Plan or convert shares of new Charter Class B common stock received by such person under the Plan into new Charter Class A common stock except to Mr. Allen and/or such permitted affiliates.

Mr. Allen maintains a substantial voting interest in us and may have interests that conflict with the interests of the holders of our notes; Charter’s principal stockholders, other than Mr. Allen, own a significant amount of Charter’s common stock, giving them influence over corporate transactions and other matters.

As of December 31, 2009, Mr. Allen beneficially owned approximately 40% of the voting power of the capital stock of Charter, and he has the right to elect four of Charter’s eleven board members.  Mr. Allen thus has the ability to influence fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of Charter’s directors, approval of merger transactions involving Charter and the sale of all or substantially all of Charter’s assets.  Charter’s other principal stockholders have appointed members to Charter’s board of directors in accordance with the Plan, including Messrs. Zinterhofer and Glatt, who are employees of Apollo Management, L.P., and Mr. Karsh, who was appointed by Oaktree Opportunities Investments, L.P. and is the president of Oaktree Capital Management, L.P.  Funds affiliated with AP Charter Holdings, L.P. beneficially hold approximately 31% of the Class A common stock of Charter representing approximately 20% of the vote.  Oaktree Opportunities Investments, L.P. and certain affiliated funds beneficially hold approximately 18% of the Class A common stock of Charter representing approximately 11% of the vote. Funds advised by Franklin Advisers, Inc. beneficially hold approximately 19% of the Class A common stock of Charter representing approximately 12% of the vote.  Charter’s principal stockholders may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions should these stockholders retain a significant ownership interest in us.

Charter’s principal stockholders are not restricted from investing in, and have invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, high-speed Internet service, telephone or business and financial transactions conducted through broadband interactivity and Internet services.  The principal stockholders may also engage in other businesses that compete or may in the future compete with us.

The principal stockholders’ substantial influence over our management and affairs could create conflicts of interest if any of them were faced with decisions that could have different implications for them and us.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues.  Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber and employee privacy;
•	limited rate regulation;
•	rules governing the copyright royalties that must be paid for retransmitting broadcast signals;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;
•	requirements governing the provision of channel capacity to unaffiliated commercial leased access programmers;
•	rules limiting our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;
•	rules, regulations, and regulatory policies relating to provision of voice communications and high-speed Internet service;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals.  There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize.  Certain states and localities are considering new cable and telecommunications taxes that could increase operating expenses.

Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way.  Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations.  Franchises are generally granted for fixed terms and must be periodically renewed.  Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.  Franchise authorities often demand concessions or other commitments as a condition to renewal.  In some instances, local franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions.  Some of the new state franchising laws do not allow us to immediately opt into statewide franchising until (i) we have completed the term of the local franchise, in good standing, (ii) a competitor has entered the market, or (iii) in limited instances, where the local franchise allows the state franchise license to apply.  In many cases, state franchising laws, and their varying application to us and new video providers, will result in less franchise imposed requirements for our competitors who are new entrants than for us until we are able to opt into the applicable state franchise.

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

Our cable system franchises are non-exclusive. Accordingly, local and state franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable system franchises are non-exclusive.  Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems.  In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.  In addition, certain telephone companies are seeking authority to operate in communities without first obtaining a local franchise.  As a result, competing operators may build systems in areas in which we hold franchises.

In a series of recent rulemakings, the FCC adopted new rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants.  At the same time, a substantial number of states recently have adopted new franchising laws.  Again, these new laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing operators.  As a result of these new franchising laws and regulations, we have seen an increase in the number of competitive cable franchises or operating certificates being issued, and we anticipate that trend to continue.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems.  This additional regulation increases the cost of operating our business.  Local franchising authorities may impose new and more restrictive requirements.  Local franchising authorities who are certified to regulate rates in the communities where they operate generally have the power to reduce rates and order refunds on the rates charged for basic service and equipment.

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements, or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities.  However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation.  It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases.  Should this occur, it would impede our ability to raise our rates.  If we are unable to raise our rates in response to increasing costs, our losses would increase.

There has been legislative and regulatory interest in requiring cable operators to offer historically combined programming services on an á la carte basis.  It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles.  Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service.  The FCC previously determined that the lower cable rate was applicable to the mixed use of a pole attachment for the provision of both cable and Internet access services.  However, in late 2007, the FCC issued a NPRM, in which it “tentatively concludes” that this approach should be modified.  The change could affect the pole attachment rates we pay when we offer either data or voice services over our broadband facility.  Any changes in the FCC approach could result in a substantial increase in our pole attachment costs.

Increasing regulation of our Internet service product could adversely affect our ability to provide new products and services.

There has been continued advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks.  In August 2005, the FCC issued a nonbinding policy statement identifying four principles to guide its policymaking regarding high-speed Internet and related services.  These principles provide that consumers are entitled to:  (i) access lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers.  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in network management practices.  This decision is on appeal.  In October 2009, the FCC released a NPRM seeking additional comment on draft rules to codify these principles and to consider further network neutrality requirements.  This Rulemaking and additional proposals for new legislation could impose additional obligations on high-speed Internet providers.   Any such rules or statutes could limit our ability to manage our cable systems (including use for other services), to obtain value for use of our cable systems and respond to competitive competitions.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  The FCC adopted a plan in 2007 addressing the cable industry’s broadcast carriage obligations once the broadcast industry migration from analog to digital transmission is completed, which occurred in June 2009.  Under the FCC’s plan, most cable systems are required to offer both an analog and digital version of local broadcast signals for three years after the June 12, 2009 digital transition date.  This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission (multicast carriage) or if our broadcast carriage obligations are otherwise expanded.  The FCC also adopted new commercial leased access rules which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens.  These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential.  It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications requirements, such as E911, Universal Service fund collection, CALEA, Customer Proprietary Network Information and telephone relay requirements to many VoIP providers such as us.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

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

Our subsidiaries generally lease space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located.  Charter Holdco owns the land and building for our principal executive office.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce.  See “Item 1. Business – Our Network Technology.”  We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3.  Legal Proceedings.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al.  On September 5, 2006, Ronald A. Katz Technology Licensing, L.P. served a lawsuit on Charter and a group of other companies in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants have infringed its interactive telephone patents.  Charter denied the allegations raised in the complaint.  On March 20, 2007, the Judicial Panel on Multi-District Litigation transferred this case, along with 24 others, to the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings.  Charter is vigorously contesting this matter.

Rembrandt Patent Litigation.  On June 6, 2006, Rembrandt Technologies, LP sued Charter and several other cable companies in the U.S. District Court for the Eastern District of Texas, alleging that each defendant's high-speed data service infringes three patents owned by Rembrandt and that Charter's receipt and retransmission of ATSC digital terrestrial broadcast signals infringes a fourth patent owned by Rembrandt (Rembrandt I).  On November 30, 2006, Rembrandt Technologies, LP again filed suit against Charter and another cable company in the U.S. District Court for the Eastern District of Texas, alleging patent infringement of an additional five patents allegedly related to high-speed Internet over cable (Rembrandt II).  Charter has denied all of Rembrandt’s allegations. On June 18, 2007, the Rembrandt I and Rembrandt II cases were combined in a multi-district litigation proceeding in the U.S. District Court for the District of Delaware. On November 21, 2007, certain vendors of the equipment that is the subject of Rembrandt I and Rembrandt II cases filed an action against Rembrandt in U.S. District Court for the District of Delaware seeking a declaration of non-infringement and invalidity on all but one of the patents at issue in those cases.  On January 16, 2008 Rembrandt filed an answer in that case and a third party counterclaim against Charter and the other MSOs for infringement of all but one of the patents already at issue in Rembrandt I and Rembrandt II cases.  On February 7, 2008, Charter filed an answer to Rembrandt’s counterclaims and added a counter-counterclaim against Rembrandt for a declaration of non-infringement on the remaining patent.  On October 28, 2009, Rembrandt filed a Supplemental Covenant Not to Sue promising not to sue Charter and the other defendants on eight of the contested patents.  One patent remains in litigation, and Charter is vigorously contesting Rembrandt's claims regarding it.

Verizon Patent Litigation. On February 5, 2008, four Verizon entities sued Charter and two other Charter subsidiaries in the U.S. District Court for the Eastern District of Texas, alleging that the provision of telephone service by Charter infringes eight patents owned by the Verizon entities (Verizon I).  On December 31, 2008, forty-four Charter entities filed a complaint in the U.S. District Court for the Eastern District of Virginia alleging that Verizon and two of its subsidiaries infringe four patents related to television transmission technology (Verizon II).  On February 6, 2009, Verizon responded to the complaint by denying Charter’s allegations, asserting counterclaims for non-infringement and invalidity of Charter’s patents and asserting counterclaims against Charter for infringement of eight patents.  On January 15, 2009, Charter filed a complaint in the U.S. District Court for the Southern District of New York seeking a declaration of non-infringement on two patents owned by Verizon (Verizon III).  On March 1, 2010, Charter and Verizon settled Verizon I, Verizon II, and Verizon III, and both parties withdrew their respective claims.

We and our parent companies are also defendants or co-defendants in several other unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses.  Other industry participants are also defendants in certain of these cases, and, in many cases including those described above, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions.

In the event that a court ultimately determines that we or our parent companies infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue.  While we believe the lawsuits are without merit and intend to defend the actions vigorously, all of these patent lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations, or liquidity.

Employment Litigation

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs seek to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.   Although Charter and Charter LLC continue to deny all liability and believe that they have substantial defenses, on March 16, 2010, the parties tentatively settled this dispute subject to court approval.  We have been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  We cannot predict the outcome of any such claims.

Bankruptcy Proceedings

On March 27, 2009, Charter filed its chapter 11 Petition in the United States Bankruptcy Court for the Southern District of New York.  On the same day, JPMorgan Chase Bank, N.A., (“JPMorgan”), for itself and as Administrative Agent under the Charter Operating Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Charter Operating Credit Agreement.  JPMorgan, as well as other parties, objected to the Plan.  The Bankruptcy Court jointly held 19 days of trial in the JPMorgan Adversary Proceeding and on the objections to the Plan.

On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Plan over the objections of JPMorgan and various other objectors.  The Court also entered an order ruling in favor of Charter in the JPMorgan Adversary Proceeding.  Several objectors attempted to stay the consummation of the Plan, but those motions were denied by the Bankruptcy Court and the U.S. District Court for the Southern District of New York.  Charter consummated the Plan on November 30, 2009 and reinstated the Charter Operating Credit Agreement and certain other debt of its subsidiaries.

Six appeals were filed relating to confirmation of the Plan.  The parties initially pursuing appeals were:  (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8% Senior Second Lien Notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility);  (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

Charter Operating is in the process of amending its senior secured credit facilities which it expects to close by March 31, 2010 and upon the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, has agreed to dismiss the pending appeal of our Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to our Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  On March 26, 2010, we were informed by counsel for Wells Fargo that Wells Fargo intends to dismiss its appeal on behalf of the lenders under the CCO Holdings credit facility.  Law Debenture Trust and R2 Investments have filed their appeal briefs.  The schedule for the securities plaintiffs to file their appeal briefs has not yet been established. We cannot predict the ultimate outcome of the appeals.

Other Proceedings

In March 2009, Gerald Paul Bodet, Jr. filed a putative class action against Charter and Charter Holdco (Gerald Paul Bodet, Jr. v. Charter Communications, Inc. and Charter Communications Holding Company, LLC) in the U.S. District Court for the Eastern District of Louisiana.  In January 2010, plaintiff filed a Second Amended Complaint which also named Charter Communications, LLC as a defendant.  In the Second Amended Complaint, plaintiff alleges that the defendants violated the Sherman Act, the Communications Act of 1934, and the Louisiana Unfair Trade Practices Act by forcing subscribers to rent a set top box in order to subscribe to cable video services which are not available to subscribers by simply plugging a cable into a cable-ready television.  Defendants’ response to the Second Amended Complaint is currently due on April 2, 2010.  In June 2009, Derrick Lebryk and Nichols Gladson filed a putative class action against Charter, Charter Communications Holding Company, LLC, CCHC, LLC and Charter Communications Holding, LLC (Derrick Lebryk and Nicholas Gladson v. Charter Communications, Inc., Charter Communications Holding Company, LLC, CCHC, LLC and Charter Communications Holding, LLC) in the U.S. District Court for the Southern District of Illinois.  The plaintiffs allege that the defendants violated the Sherman Act based on similar allegations as those alleged in Bodet v. Charter, et al.  We understand similar claims have been made against other MSOs.  The Charter defendants deny any liability and plan to vigorously contest these cases.

We are also aware of three suits filed by holders of securities issued by us or our subsidiaries.  Key Colony Fund, LP. v. Charter Communications, Inc. and Paul W. Allen (sic), was filed in February 2009 in the Circuit Court of Pulaski County, Arkansas and asserts violations of the Arkansas Deceptive Trade Practices Act and fraud claims.  Key Colony alleges that it purchased certain senior notes based on representations of Charter and agents and representatives of Paul Allen as part of a scheme to defraud certain Charter noteholders.  Clifford James Smith v. Charter Communications, Inc. and Paul Allen, was filed in May 2009 in the United States District Court for the Central District of California.  Mr. Smith alleges that he purchased Charter common stock based on statements by Charter and Mr. Allen and that Charter’s bankruptcy filing was not necessary.  The defendants’ response to the Complaint was given in February 2010.  Herb Lair, Iron Workers Local No. 25 Pension Fund et al. v. Neil Smit, Eloise Schmitz, and Paul G. Allen (“Iron Workers Local No. 25”), was filed in the United States District Court for the Eastern District of Arkansas on June 1, 2009.  Mr. Smit was the Chief Executive Officer and Ms. Schmitz is the Chief Financial Officer of Charter.  The plaintiffs, who seek to represent a class of plaintiffs who acquired Charter stock between October 23, 2006 and February 12, 2009, allege that they and others similarly situated were misled by statements by Ms. Schmitz, Mr. Smit, Mr. Allen and/or in Charter SEC filings.  The plaintiffs assert violations of the Securities Exchange Act of 1934.  In February 2010, the United States Bankruptcy Court for the Southern District of New York held that these plaintiffs’ causes of action were released by the Third Party Release and Injunction under Charter’s Plan of Reorganization.  Charter denies the allegations made by the plaintiffs in these matters, believes all of the claims asserted in these cases were released through the Plan and intends to seek dismissal of these cases and otherwise vigorously contest these cases.

We and our parent companies also are party to other lawsuits and claims that arise in the ordinary course of conducting our business.  The ultimate outcome of these other legal matters pending against us or our parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on our consolidated financial condition, results of operations, or liquidity.  Whether or not we ultimately prevail in any particular lawsuit or claim, litigation can be time consuming and costly and injure our reputation.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our sole security holder during the fourth quarter of the year ended December 31, 2009.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)	Market Information

Our membership interests are not publicly traded.

(B)	Holders

All of the membership interests of CCO Holdings are owned by CCH II and indirectly by Charter.  All of the outstanding capital stock of CCO Holdings Capital Corp. is owned by CCO Holdings.

(C)	Dividends

None.

(D)  Securities Authorized for Issuance Under Equity Compensation Plans

All shares issued or granted by Charter and not yet vested were cancelled on November 30, 2009 along with the 2001 Stock Incentive Plan.  The 2009 Stock Incentive Plan was adopted by Charter’s board of directors.  See Exhibit 10.19 for the 2009 Stock Incentive Plan.

The following information is provided as of December 31, 2009 with respect to equity compensation plans of Charter:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	--	$--	--
Equity compensation plans not approved by security holders	-- (1)	$--	5,776,560 (1)

TOTAL	-- (1)	$--	5,776,560 (1)

(1)	This total does not include 1,920,226 shares issued pursuant to restricted stock grants made under Charter’s 2009 Stock Incentive Plan, which are subject to vesting based on continued employment.

For information regarding securities issued under Charter’s equity compensation plans, see Note 18 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 6.  Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions):

	Successor	Predecessor
	One Month Ended	Eleven Months Ended
	December 31,	November 30,	For the Years Ended December 31,
	2009	2009	2008	2007	2006 (a)	2005 (a)

Statement of Operations Data:
Revenues	$572	$6,183	$6,479	$6,002	$5,504	$5,033
Operating income (loss) from continuing operations	$84	$(1,063)	$(614)	$548	$367	$304
Interest expense, net	$(52)	$(583)	$(818)	$(776)	$(766)	$(691)
Income (loss) from continuing operations before income taxes	$29	$3,301	$(1,500)	$(308)	$(404)	$(321)
Net income (loss)	$22	$3,288	$(1,473)	$(350)	$(193)	$(258)

Balance Sheet Data (end of period):
Investment in cable properties	$15,355		$12,420	$14,091	$14,469	$15,681
Total assets	$16,218		$13,746	$14,446	$14,825	$16,087
Long-term debt	$11,160		$11,719	$9,859	$8,610	$9,023
Loans payable – related party	$252		$240	$332	$303	$22
Temporary equity (b)	$--		$203	$199	$192	$188
Noncontrolling interest (c)	$225		$473	$464	$449	$434
Total CCO Holdings member’s equity (deficit)	$3,280		$(813)	$1,912	$3,847	$5,044

(a)
In 2006, we sold certain cable television systems in West Virginia and Virginia to Cebridge Connections, Inc.  We determined the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes met the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the year ended December 31, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

(b)
Prior to November 30, 2009, temporary equity represents Mr. Allen’s previous 5.6% preferred membership interests in our indirect subsidiary, CC VIII. Mr. Allen’s CC VIII interest was classified as temporary equity as a result of Mr. Allen’s previous ability to put his interest to the Company upon a change in control. Mr. Allen has subsequently transferred his CC VIII interest to Charter pursuant to the Plan. See Note 10 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(c)
Noncontrolling interest, as of December 31, 2009, represents Charter’s 5.6% membership interest and CCH I’s 13% membership interest in CC VIII.  Prior to November 30, 2009, noncontrolling interest represented only CCH I’s 13% membership interest in CC VIII.

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Part I. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto of CCO Holdings and subsidiaries included in “Item 8. Financial Statements and Supplementary Data.”

Emergence from Reorganization Proceedings and Related Events

On March 27, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code.  On November 17, 2009, the Bankruptcy Court entered the Confirmation Order confirming our Plan and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy.

Upon our emergence from bankruptcy, we adopted fresh start accounting. In accordance with accounting principles generally accepted in the United States (“GAAP”), the accompanying consolidated statements of operations and cash flows contained in “Item 8. Financial Statements and Supplementary Data” present the results of operations and the sources and uses of cash for (i) the eleven months ended November 30, 2009 of the Predecessor and (ii) the one month ended December 31, 2009 of the Successor. However, for purposes of management’s discussion and analysis of the results of operations and the sources and uses of cash in this Form 10-K, we have combined the current year results of operations for the Predecessor and the Successor. The results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the emergence from bankruptcy. This combined presentation is being made solely to explain the changes in results of operations for the periods presented in the financial statements. We also compare the combined results of operations and the sources and uses of cash for the twelve months ended December 31, 2009 with the corresponding period in the prior years.

We believe the combined results of operations for the twelve months ended December 31, 2009 provide management and investors with a more meaningful perspective on our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner.

Overview

We are a broadband communications company operating in the United States with approximately 5.3 million customers at December 31, 2009.  We offer our customers traditional cable video programming (basic and digital, which we refer to as "video" service), high-speed Internet access, and telephone services, as well as advanced broadband services (such as OnDemand, high definition television service and DVR).  See "Part I. Item 1. Business — Products and Services" for further description of these services, including "customers."

Approximately 88% and 86% of our revenues for the years ended December 31, 2009 and 2008, respectively, are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone, and commercial services provided by our cable systems.  Generally, these customer subscriptions may be discontinued by the customer at any time.  The remaining 12% and 14% of revenue for fiscal years 2009 and 2008, respectively, is derived primarily from advertising revenues, franchise fee revenues (which are collected by us but then paid to local franchising authorities), pay-per-view and OnDemand programming, installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

We believe that the weakened economic conditions in the United States, including a continued downturn in the housing market over the past year and increases in unemployment, and continued competition have adversely affected consumer demand for our services, especially premium services, and have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business and also had a negative impact on our advertising revenue.  These conditions have affected our net customer additions and revenue growth during 2009.  If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

Our most significant competitors are DBS providers and certain telephone companies that offer services that provide features and functions similar to our video, high-speed Internet, and telephone services, including in some cases wireless services and they also offer these services in bundles similar to ours.  See “Business — Competition.”  In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, high definition television, and telephone.  We expect to continue to grow revenues in this manner and in addition, we expect to increase revenues by expanding the sales of our services to our commercial customers.  However, we do not expect that we will be able to grow revenues at recent historical rates.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense, impairment of franchise intangibles and interest expense.  Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs and franchise fees.  Selling, general and administrative expenses primarily include salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense, and property taxes.  We control our costs of operations by maintaining strict controls on expenditures.  More specifically, we are focused on managing our cost structure by improving workforce productivity, and leveraging our scale, and increasing the effectiveness of our purchasing activities.

For the years ended December 31, 2009, 2008 and 2007, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $2.5 billion, $2.3 billion and $2.1 billion, respectively.  See “—Use of Adjusted EBITDA” for further information on Adjusted EBITDA.  The increase in Adjusted EBITDA is principally due to increased sales of our bundled services and improved cost efficiencies.  For the years ended December 31, 2009 and 2008, our loss from operations was $979 million and $614 million, respectively.  The increase in the loss from operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is a result of the increase in the impairment of franchises from $1.5 billion in 2008 to $2.2 billion in 2009 offset by increases in Adjusted EBITDA as discussed above and favorable litigation settlements in 2009.   Income from operations was $548 million for the year ended December 31, 2007 which was not as significantly impacted by impairment of franchises.

We have a history of net losses.  Our net losses were principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incurred because of our debt, impairment of franchises and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.

Beginning in 2004 and continuing through 2009, we sold several cable systems to divest geographically non-strategic assets and allow for more efficient operations, while also reducing debt and increasing our liquidity.  In 2007, 2008, and 2009, we closed the sale of certain cable systems representing a total of approximately 85,100, 14,100, and 13,200 video customers, respectively.  As a result of these sales we have improved our geographic footprint by reducing our number of headends, increasing the number of customers per headend, and reducing the number of states in which the majority of our customers reside.  We also made certain geographically strategic acquisitions in 2007 and 2009, adding 25,500 and 1,900 video customers, respectively.

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors, and the Audit Committee has reviewed the following disclosure.  We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:

•	Property, plant and equipment
•	Capitalization of labor and overhead costs
•	Impairment
•	Valuation for fresh start accounting
•	Useful lives of property, plant and equipment
•	Intangible assets
•	Impairment of franchises
•	Valuation for fresh start accounting
•	Sensitivity
•	Income Taxes
•	Litigation

In addition, there are other items within our financial statements that require estimates or judgment that are not deemed critical, such as the allowance for doubtful accounts and valuations of our derivative instruments, if any, but changes in estimates or judgment in these other items could also have a material impact on our financial statements.

Property, plant and equipment

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network.  As of December 31, 2009 and 2008, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $6.8 billion (representing 42% of total assets) and $5.0 billion (representing 36% of total assets), respectively.  Total capital expenditures for the years ended December 31, 2009, 2008, and 2007 were approximately $1.1 billion, $1.2 billion, and $1.2 billion, respectively.  Effective December 1, 2009, we applied fresh start accounting, which requires assets and liabilities to be reflected at fair value. Upon application of fresh start accounting, we adjusted our property, plant and equipment to reflect fair value.  These fresh start adjustments resulted in a $2.0 billion increase to total property, plant and equipment.

Capitalization of labor and overhead costs.  Costs associated with network construction, initial customer installations (including initial installations of new or additional advanced services), installation refurbishments, and the addition of network equipment necessary to provide new or advanced services, are capitalized.  While our capitalization is based on specific activities, once capitalized, we track these costs by fixed asset category at the cable system level, and not on a specific asset basis.  For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation.  Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs.  These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service, and consist of compensation and overhead costs associated with these support functions.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  As our service offerings mature and our reconnect activity increases, our capitalizable installations will continue to decrease and therefore our service expenses will increase.  Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement, including replacement of certain components, and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

We make judgments regarding the installation and construction activities to be capitalized.  We capitalize direct labor and overhead using standards developed from actual costs and applicable operational data.  We calculate standards annually (or more frequently if circumstances dictate) for items such as the labor rates, overhead rates, and the actual amount of time required to perform a capitalizable activity.  For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities.  Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities, and a determination of the portion of costs that is directly attributable to capitalizable activities.  The impact of changes that resulted from these studies were not material in the periods presented.

Labor costs directly associated with capital projects are capitalized.  Capitalizable activities performed in connection with customer installations include such activities as:

•	Dispatching a “truck roll” to the customer’s dwelling for service connection;
•
Verification of serviceability to the customer’s dwelling (i.e., determining whether the customer’s dwelling is capable of receiving service by our cable network and/or receiving advanced or Internet services);

•
Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services, and equipment replacement and betterment; and

•	Verifying the integrity of the customer’s network connection by initiating test signals downstream from the headend to the customer’s digital set-top box.

Judgment is required to determine the extent to which overhead costs incurred result from specific capital activities, and therefore should be capitalized.  The primary costs that are included in the determination of the overhead rate are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatchers, who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future.  We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies.  We capitalized internal direct labor and overhead of $199 million, $199 million, and $194 million, respectively, for the years ended December 31, 2009, 2008, and 2007.

Impairment.  We evaluate the recoverability of our property, plant and equipment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as the impairment of our indefinite-life franchises, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results.  A long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset.  No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2009, 2008 and 2007.  However, approximately $56 million of impairment on assets held for sale were recorded for the year ended December 31, 2007.

Fresh start accounting.  As discussed above, effective December 1, 2009, we applied fresh start accounting resulting in an approximately $2.0 billion increase to total property, plant and equipment.  The cost approach was the primary method used to establish fair value for our property, plant and equipment in connection with the application of fresh start accounting.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date as follows.

•	Physical depreciation — the loss in value or usefulness attributable solely to use of the asset and physical causes such as wear and tear and exposure to the elements.
•
Functional obsolescence — a loss in value is due to factors inherent in the asset itself and due to changes in technology, design or process resulting in inadequacy, overcapacity, lack of functional utility or excess operating costs.

•	Economic obsolescence — loss in value by unfavorable external conditions such as economics of the industry or geographic area, or change in ordinances.

The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property, plant and equipment along with assumptions regarding the age and estimated useful lives of our property, plant and equipment.  For illustrative purposes only, the impact of a one-year change in our estimated remaining useful life (holding all other assumptions unchanged) to the fair value of our property, plant and equipment would be approximately $800 million.

Useful lives of property, plant and equipment.  We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analyses of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances.  Any changes in estimated useful lives as a result of these analyses are reflected prospectively beginning in the period in which the study is completed.  In connection with the application of fresh start accounting as of December 1, 2009, management made assumptions regarding remaining useful lives of our existing property, plant and equipment and evaluated the appropriateness of useful lives to be applied to future additions of property, plant and equipment.  The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2009 would be an increase in annual depreciation expense of approximately $196 million.  The effect of a one-year increase in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2009 would be a decrease in annual depreciation expense of approximately $222 million.

Depreciation expense related to property, plant and equipment totaled $1.3 billion for each of the years ended December 31, 2009, 2008, and 2007, representing approximately 17%, 18%, and 24% of costs and expenses, respectively.  Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as listed below:

Cable distribution systems	7-20 years
Customer equipment and installations	4-8 years
Vehicles and equipment	1-6 years
Buildings and leasehold improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Intangible assets

We have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas.  The net carrying value of franchises as of December 31, 2009 and 2008 was approximately $5.3 billion (representing 33% of total assets) and $7.4 billion (representing 54% of total assets), respectively.  Effective December 1, 2009, we applied fresh start accounting and as such adjusted our franchises, customer relationships and goodwill to reflect fair value and also established any previously unrecorded intangible assets at their fair values.  As such, the value of customer relationships and goodwill increased to $2.3 billion (representing 14% of total assets) and $951 million (representing 6% of total assets) at December 31, 2009, respectively.  The net carrying amount of customer relationships and goodwill was $9 million and $68 million, respectively, as of December 31, 2008.

Impairment of franchises.  Franchise intangible assets that meet specified indefinite-life criteria must be tested for impairment annually, or more frequently as warranted by events or changes in circumstances.  In determining whether our franchises have an indefinite-life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement.  We have concluded that as of December 31, 2009 and 2008 substantially all of our franchises qualify for indefinite-life treatment.

Costs associated with franchise renewals are amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average term of the franchises.  Franchise amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2 million, $2 million, and $3 million, respectively.  Other intangible assets amortization expense, including customer relationships, for the years ended December 31, 2009, 2008 and 2007 was approximately $34 million, $5 million, and $4 million, respectively.

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Franchises are tested for impairment annually, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable units of accounting to conduct the valuations.  The units of accounting generally represent geographical clustering of our cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

As a result of the continued economic pressure on our customers from the recent economic downturn along with increased competition, we determined that our projected future growth would be lower than previously anticipated in our annual impairment testing in December 2008.  Accordingly, we determined that sufficient indicators existed to require us to perform an interim franchise impairment analysis as of September 30, 2009.  As of the date of the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, we determined that an impairment of franchises was probable and could be reasonably estimated. Accordingly, for the quarter ended September 30, 2009, we recorded a preliminary non-cash franchise impairment charge of $2.9 billion which represented our best estimate of the impairment of our franchise assets. We finalized our franchise impairment analysis during the quarter ended December 31, 2009, and recorded a reduction of the non-cash franchise impairment charge of $691 million.

We recorded non-cash franchise impairment charges of $1.5 billion and $178 million for the years ended December 31, 2008 and 2007, respectively.  The impairment charge recorded in 2008 was primarily the result of the impact of the economic downturn along with increased competition while the impairment charge recorded in 2007 was primarily the result of an increase in competition.

Fresh start accounting.  On the Effective Date, we applied fresh start accounting and adjusted our franchise, goodwill, and other intangible assets including customer relationships to reflect fair value.  Our valuations, which are based on the present value of projected after tax cash flows, resulted in a value for property, plant and equipment, franchises and customer relationships for each unit of accounting.  As a result of applying fresh start accounting, we recorded goodwill of $951 million which represents the excess of reorganization value over amounts assigned to the other assets.  For more information, see Note 2 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

We determined the estimated fair value of each unit of accounting utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified for each unit assuming a discount rate. This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.

We estimated discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for basic and digital video, high-speed Internet, and telephone; revenue growth rates; operating margins; and capital expenditures.  The assumptions are derived based on Charter’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry.  The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.  The assumptions used are consistent with current internal forecasts, some of which differ from the assumptions used for the annual impairment testing in December 2008 as a result of the economic and competitive environment discussed previously.  The change in assumptions reflects the lower than anticipated growth in revenues experienced during 2009 and the expected reduction of future cash flows as compared to those used in the December 2008 valuations.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as interactivity and telephone, to potential customers (service marketing rights).  Fair value is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods.  The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.  Franchises increased $62 million as a result of the application of fresh start accounting.  Subsequent to finalization of the franchise impairment charge and fresh start accounting, franchises are recorded at fair value of $5.3 billion.  Franchises are expected to generate cash flows indefinitely and as such will continue to be tested for impairment annually.

Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  We recorded $2.4 billion of customer relationships in connection with the application of fresh start accounting on the Effective Date.  Customer relationships will be amortized on an accelerated method over useful lives of 11-15 years based on the period over which current customers are expected to generate cash flows.

Sensitivity.  As a result of the impairment of franchises taken in 2009 and the application of fresh start accounting, the carrying values of franchises and other intangible assets were re-set to their estimated fair values as of November 30, 2009. Consequently, any decline in the estimated fair values of intangible assets would result in additional impairments. It is possible that such impairments, if required, could be material and may need to be recorded prior to the fourth quarter of 2010 (i.e., during an interim period) if our results of operations or other factors require such assets to be tested for impairment at an interim date. Management has no reason to believe that any one unit of accounting is more likely than any other to incur further impairments of its intangible assets.

While economic conditions applicable at the time of the valuations indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuations and consequently the fair value of intangible assets.  For illustrative purposes only, had we used a discount rate in assessing the fair value of our intangible assets at November 30, 2009 that was 1% higher across all units of accounting (holding all other assumptions unchanged) the fair value of our franchises and customer relationships would have decreased by approximately $1.1 billion  and $280 million, respectively.  Had we used a discount rate that was 1% lower, the fair value of our franchises and customer relationships would have increased by approximately $1.5 billion and $321 million, respectively.

Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the subsidiaries that are corporations are subject to federal and state income tax.  All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco pass through to its members.

The LLC agreement that governed Charter Holdco prior to its emergence from bankruptcy contained special loss and income allocation provisions.  Pursuant to the operation of these provisions and applicable U.S. federal income tax law, the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable III, Inc., an entity owned by Mr. Allen and subsequently merged into CII, and CII was in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units.

Effective with Charter’s emergence from bankruptcy on November 30, 2009, Charter Holdco’s LLC Agreement was amended such that section 704(b) book income and loss are to be allocated among the members of Charter Holdco such that the members’ capital accounts are adjusted as nearly as possible to reflect the amount that each member would have received if Charter Holdco were liquidated at section 704(b) book values.  The allocation of taxable income and loss should follow the section 704(b) book allocations and generally reflect the member’s respective percentage ownership of Charter Holdco common membership interests, except to the extent of certain required allocations pursuant to section 704(c) of the Internal Revenue Code.

In connection with the Plan, Charter, CII, Mr. Allen and Charter Holdco entered into an exchange agreement (the “Exchange Agreement”), pursuant to which CII had the right to require Charter to (i) exchange all or a portion of CII’s membership interest in Charter Holdco or 100% of CII for $1,000 in cash and shares of Charter’s Class A common stock in a taxable transaction, or (ii) merge CII with and into Charter, or a wholly-owned subsidiary of Charter, in a tax-free transaction (or undertake a tax-free transaction similar to the taxable transaction in subclause (i)), subject to CII meeting certain conditions.  In addition, Charter had the right, under certain circumstances involving a change of control of Charter to require CII to effect an exchange transaction of the type elected by CII from subclauses (i) or (ii) above, which election is subject to certain limitations.

On December 28, 2009, CII exercised its right, under the Exchange Agreement with Charter, to exchange 81% of its common membership interest in Charter Holdco for $1,000 in cash and 907,698 shares of Charter’s Class A common stock in a fully taxable transaction.  Charter’s deferred tax liability increased by $100 million as a result of the transaction.  Charter also received a step-up in tax basis in Charter Holdco’s assets, under section 743 of the Code, relative to the interest in Charter Holdco it acquired from CII.  Based upon the taxable exchange which occurred on December 28, 2009, CII fulfilled the conditions necessary to allow it to elect a tax-free transaction at any time during the remaining term of the Exchange Agreement.  On February 8, 2010, the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter and ownership of CII was transferred to Charter.  As a result, in the first quarter of 2010, Charter’s deferred tax liabilities will be increased relative to the taxable gain inherent in CII’s previous .19% Charter Holdco interest.

As of December 31, 2009, Charter had approximately $6.3 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $2.2 billion, expiring in the years 2014 through 2028.  These losses arose from the operation of Charter Holdco and its subsidiaries. In addition, as of December 31, 2009, Charter had state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $209 million, generally expiring in years 2010 through 2028.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Such tax net operating losses can accumulate and be used to offset Charter’s future taxable income.  The consummation of the Plan generated an “ownership change” as defined in Section 382 of the Code.  As a result, Charter is subject to an annual limitation on the use of its net operating losses.  Further, Charter’s net operating loss carryforwards have been reduced by the amount of the cancellation of debt income resulting from the Plan that was allocable to Charter.  The limitation on Charter’s ability to use its net operating losses, in conjunction with the net operating loss expiration provisions, could reduce its ability to use a portion of Charter’s net operating losses to offset future taxable income which could result in Charter being required to make material cash tax payments.  Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.

As of December 31, 2009 and 2008, CCO Holdings has recorded net deferred income tax liabilities of $213 million and $179 million, respectively.  As part of our net liability, on December 31, 2009 and 2008, we had deferred tax assets of $121 million and $99 million, respectively, which primarily relate to financial and tax losses generated by our indirect corporate subsidiaries.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to our history of losses, we were unable to assume future taxable income in our analysis and accordingly valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.  Accordingly, our deferred tax assets have been offset with a corresponding valuation allowance of $31 million and $60 million at December 31, 2009 and 2008, respectively.

No tax years for Charter or Charter Holdco, our indirect parent companies, are currently under examination by the Internal Revenue Service.  Tax years ending 2006 through 2009 remain subject to examination and assessment.  Years prior to 2006 remain open solely for purposes of examination of Charter’s net operating loss and credit carryforwards.

Litigation

Legal contingencies have a high degree of uncertainty.  When a loss from a contingency becomes estimable and probable, a reserve is established.  The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change.  A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses.  We have established reserves for certain matters.  If any of these matters are resolved unfavorably, resulting in payment obligations in excess of management's best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions):

	Combined		Predecessor		Predecessor
	2009		2008		2007

Revenues	$6,755	100%	$6,479	100%	$6,002	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,895	43%	2,792	43%	2,620	44%
Selling, general and administrative	1,394	21%	1,401	22%	1,289	21%
Depreciation and amortization	1,316	19%	1,310	20%	1,328	22%
Impairment of franchises	2,163	32%	1,521	23%	178	3%
Asset impairment charges	--	--	--	--	56	1%
Other operating (income) expenses, net	(34)	(1%)	69	1%	(17)	--

	7,734	114%	7,093	109%	5,454	91%

Income (loss) from operations	(979)	(14%)	(614)	(9%)	548	9%

Interest expense, net	(635)		(818)		(776)
Change in value of derivatives	(4)		(62)		(46)
Loss due to Plan effects	(2)		--		--
Gain due to fresh start accounting adjustments	5,501		--		--
Reorganization items, net	(553)		--		--
Other income (expense), net	2		(6)		(34)

Income (loss) before income taxes	3,330		(1,500)		(308)

Income tax benefit (expense)	(43)		40		(20)

Consolidated net income (loss)	3,287		(1,460)		(328)

Less: Net (income) loss – noncontrolling interest	23		(13)		(22)

Net Income (loss) – CCO Holdings member	$3,310		$(1,473)		$(350)

Revenues.  Average monthly revenue per basic video customer, measured on an annual basis, has increased from $93 in 2007 to $105 in 2008 and $114 in 2009.  Average monthly revenue per video customer represents total annual revenue, divided by twelve, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Asset sales, net of acquisitions, in 2007, 2008, and 2009 reduced the increase in revenues in 2009 as compared to 2008 by approximately $17 million and in 2008 as compared to 2007 by approximately $31 million.

Revenues by service offering were as follows (dollars in millions):

	Combined		Predecessor		Predecessor
	2009		2008		2007		2009 over 2008		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change

Video	$3,468	51%	$3,463	53%	$3,392	56%	$5	--	$71	2%
High-speed Internet	1,476	22%	1,356	21%	1,243	21%	120	9%	113	9%
Telephone	713	10%	555	9%	345	6%	158	28%	210	61%
Commercial	446	7%	392	6%	341	6%	54	14%	51	15%
Advertising sales	249	4%	308	5%	298	5%	(59)	(19%)	10	3%
Other	403	6%	405	6%	383	6%	(2)	--	22	6%

	$6,755	100%	$6,479	100%	$6,002	100%	$276	4%	$477	8%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 212,400 and 174,200 customers in 2009 and 2008, respectively, of which 12,400 in 2009 and 16,700 in 2008 were related to asset sales, net of acquisitions.  Digital video customers increased by 84,700 and 213,000 customers in 2009 and 2008, respectively.  The increase in 2009 and 2008 was reduced by asset sales, net of acquisitions, of 1,200 and 7,600 digital customers, respectively.  The increases in video revenues are attributable to the following (dollars in millions):

	2009 compared to 2008	2008 compared to 2007

Incremental video services and rate adjustments	$71	$87
Increase in digital video customers	42	77
Decrease in basic video customers	(97)	(72)
Asset sales, net of acquisitions	(11)	(21)

	$5	$71

Residential high-speed Internet customers grew by 187,100 and 192,700 customers in 2009 and 2008, respectively. The increase in 2008 was reduced by asset sales, net of acquisitions, of 5,600 high-speed Internet customers and the increase in 2009 included asset acquisitions, net of sales of 400 high-speed Internet customers.  The increases in high-speed Internet revenues from our residential customers are attributable to the following (dollars in millions):

	2009 compared to 2008	2008 compared to 2007

Increase in high-speed Internet customers	$88	$113
Rate adjustments and service upgrades	34	3
Asset sales, net of acquisitions	(2)	(3)

	$120	$113

Revenues from telephone services increased by $158 million and $220 million in 2009 and 2008, respectively, as a result of an increase of 247,100 and 389,500 telephone customers in 2009 and 2008, respectively, including an increase of $1 million in 2009 related to higher average rates and offset by a decrease of $10 million in 2008 related to lower average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses.  The increases were reduced by approximately $1 million in 2009 and $2 million in 2008 as a result of asset sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors.  In 2009, advertising sales revenues decreased primarily as a result of significant decreases in revenues from the political, automotive and retail sectors coupled with a decrease of $2 million related to asset sales.  In 2008, advertising sales revenues increased primarily as a result of increases in political advertising sales and advertising sales to vendors offset by significant decreases in revenues from the automotive and furniture sectors, and a decrease of $2 million related to asset sales.  For the years ended December 31, 2009, 2008, and 2007, we received $41 million, $39 million, and $15 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the years ended December 31, 2009, 2008, and 2007, franchise fees represented approximately 45%, 46%, and 46%, respectively, of total other revenues.  The decrease in other revenues in 2009 was primarily the result of decreases in home shopping. The increase in other revenues in 2008 was primarily the result of increases in franchise and other regulatory fees and wire maintenance fees.  The increases were reduced by approximately $1 million in 2009 and $3 million in 2008 as a result of asset sales.

Operating expenses.  The increases in our operating expenses are attributable to the following (dollars in millions):

	2009 compared to 2008	2008 compared to 2007

Programming costs	$96	$90
Maintenance costs	17	19
Labor costs	14	44
Franchise and regulatory fees	10	23
Vehicle costs	(12)	9
Other, net	(15)	9
Asset sales, net of acquisitions	(7)	(22)

	$103	$172

Programming costs were approximately $1.7 billion, $1.6 billion, and $1.6 billion, representing 60%, 59%, and 60% of total operating expenses for the years ended December 31, 2009, 2008, and 2007, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increases in programming costs are primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $26 million, $33 million, and $25 million in 2009, 2008, and 2007, respectively.  We expect programming expenses to continue to increase, and at a higher rate than in 2009, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The increases (decreases) in selling, general and administrative expenses are attributable to the following (dollars in millions):

	2009 compared to 2008	2008 compared to 2007

Marketing costs	$5	$32
Bad debt and collection costs	9	17
Stock compensation costs	(6)	14
Employee costs	(6)	7
Customer care costs	(4)	23
Other, net	(1)	24
Asset sales, net of acquisitions	(4)	(5)

	$(7)	$112

Depreciation and amortization. Depreciation and amortization expense increased by $6 million and decreased by $18 million in 2009 and 2008, respectively.  During 2009, the increase was primarily the result of increased amortization associated with the increase in customer relationships as a part of applying fresh start accounting.  During 2008, the decrease in depreciation was primarily the result of asset sales, certain assets becoming fully depreciated, and an $81 million decrease due to the impact of changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

Impairment of franchises. We recorded impairment of $2.2 billion, $1.5 billion and $178 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The impairments recorded in 2009 and 2008 were largely driven by lower expected revenue growth resulting from the current economic downturn and increased competition.  The impairment recorded in 2007 was largely driven by increased competition.

Asset impairment charges. Asset impairment charges for the year ended December 31, 2007 represent the write-down of cable systems meeting the criteria of assets held for sale to fair value less costs to sell.

Other operating (income) expenses, net.  The changes in other operating (income) expenses, net are attributable to the following (dollars in millions):

	2009 compared to 2008	2008 compared to 2007

Increases (decreases) in losses on sales of assets	$(6)	$16
Increases (decreases) in special charges, net	(97)	70

	$(103)	$86

The decrease in special charges in 2009 as compared to 2008 is the result of favorable litigation settlements in 2009 as compared to unfavorable litigation settlements in 2008.  For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net.  Net interest expense decreased by $183 million in 2009 from 2008 and increased by $42 million in 2008 from 2007.  The decrease in 2009 compared to 2008 is due to a decrease in the weighted average interest rate from 6.9% in 2008 compared to 6.7% in 2009, excluding the effect of interest being calculated at a prime rate compared to LIBOR and 2% penalty interest, the incremental cost of which is being recorded in reorganization items, net.  The increase in net interest expense from 2007 to 2008 was a result of average debt outstanding increasing from $9.4 billion in 2007 to $10.3 billion in 2008, offset by a decrease in our average borrowing rate from 7.6% in 2007 to 6.9% in 2008.

Change in value of derivatives.  Interest rate swaps were held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expensed the change in fair value of derivatives that did not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, received payment for the market value of the interest rate swap agreement as measured on the date the counterparties terminated.  The loss from the change in value of derivatives increased from $46 million in 2007 to $62 million in 2008 and decreased to $4 million in 2009.

Loss due to Plan effects.  Loss due to Plan effects represents the loss recorded as a result of the consummation of the Plan.  For more information, see Note 2 to the accompanying condensed consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Gain due to fresh start accounting adjustments.  Upon our emergence from bankruptcy, the Company applied fresh start accounting.  Gain due to fresh start accounting adjustments represents the net gains recognized as a result of adjusting all assets and liabilities to fair value.  For more information, see Note 2 to the accompanying condensed consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Reorganizations items, net.  Reorganization items, net of $553 million for the year ended December 31, 2009 represent items of income, expense, gain or loss that we realized or incurred because we were in reorganization under

Chapter 11 of the Bankruptcy Code.  For more information, see Note 16 to the accompanying condensed consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other income (expense), net.  The changes in other income (expense), net are attributable to the following (dollars in millions):

	2009 compared to 2008	2008 compared to 2007

Change in loss on extinguishment of debt	$--	$32
Decreases in investment income	2	1
Other, net	6	(5)

	$8	$28

For more information, see Note 17 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax benefit (expense). Income tax expense for the year ended December 31, 2009 was realized as a result of increases in certain deferred tax liabilities of certain of our indirect subsidiaries.  These increases are primarily attributable to fresh start accounting adjustments for financial statement purposes and not for tax purposes offset in part by $71 million of deferred tax benefit related to impairment of franchises.  However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.  Income tax benefit for the year ended December 31, 2008 included $32 million of deferred tax benefit related to the impairment of franchises and $3 million of deferred tax benefit related to asset acquisitions and sales occurring in 2008.  Income tax expense in 2007 was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect subsidiaries.  Income tax expense for the year ended December 31, 2007 includes $18 million of income tax expense previously recorded at our indirect parent company.

Net (income) loss – noncontrolling interest.  Noncontrolling interest includes the 2% accretion of the preferred membership interests in CC VIII plus approximately 18.6% of CC VIII’s income, net of accretion.

Net income (loss). The impact to net income (loss) as a result of impairment charges, reorganization items, gains due to Plan effects and fresh start accounting, and extinguishment of debt, net of tax, was to increase net income by approximately $2.8 billion in 2009, and to increase net loss by approximately $1.5 billion and $264 million in 2008 and 2007, respectively.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income (loss) reported in accordance with GAAP. This term, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is reconciled to consolidated net income (loss) below.

Adjusted EBITDA is defined as consolidated net income (loss) plus net interest expense, income taxes, depreciation and amortization, gains realized due to Plan effects and fresh start accounting adjustments, reorganization items, impairment of franchises, asset impairment charges, stock compensation expense and other operating expenses, such as special charges and loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or non-recurring items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

We believe that Adjusted EBITDA provides information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). Adjusted EBITDA includes management fee expenses in the amount of $136 million, $131 million and $129 million for the years ended December 31, 2009, 2008 and 2007, respectively, which expense amounts are excluded for the purposes of calculating compliance with leverage covenants.

	Combined	Predecessor
	2009	2008	2007

Consolidated net income (loss)	$3,287	$(1,460)	$(328)
Plus: Interest expense, net	635	818	776
Income tax (benefit) expense	43	(40)	20
Depreciation and amortization	1,316	1,310	1,328
Impairment of franchises and asset impairment charges	2,163	1,521	234
Stock compensation expense	27	33	18
Gain due to bankruptcy related items	(4,946)	--	--
Other, net	(32)	137	63

Adjusted EBITDA	$2,493	$2,319	$2,111

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Debt and Liquidity

We and our parent company have significant amounts of debt.  Our business requires significant cash to fund principal and interest payments on our and our parent company’s debt.  As of December 31, 2009, $70 million of our long-term debt matures in each of 2010 and 2011, $1.2 billion in 2012, $2.2 billion in 2013 and $8.2 billion in 2014.  We continue to monitor the capital markets, and we expect to undertake refinancing transactions and utilize cash flows from operating activities and cash on hand to further extend or reduce the maturities of our principal obligations which are currently concentrated in 2014.  The timing and terms of any refinancing transactions will be subject to market conditions.  Our business also requires significant cash to fund capital expenditures and ongoing operations.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures.

Prior to our and our parent companies’ bankruptcy filing, we and our parent companies funded our cash requirements through cash flows from operating activities, borrowings under our credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  Upon filing bankruptcy and continuing under the Plan as consummated, Charter Operating no longer has access to the revolving feature of its revolving credit facility (which $1.4 billion of the $1.5 billion facility had been utilized) and will rely on cash on hand and cash flows from operating activities to fund our projected operating cash needs.  We believe we have sufficient liquidity from these sources to fund our projected operating cash needs through 2011.

As of December 31, 2009, the accreted value of our total debt was approximately $11.2 billion, as summarized below (dollars in millions):

	December 31, 2009
			Semi-Annual
	Principal	Accreted	Interest Payment	Maturity
	Amount	Value (a)	Dates	Date (b)
CCO Holdings, LLC:
8 3/4% senior notes due 2013	$800	$812	5/15 & 11/15	11/15/13
Credit facility	350	304		9/6/14
Charter Communications Operating, LLC:
8.000% senior second-lien notes due 2012	1,100	1,120	4/30 & 10/30	4/30/12
8 3/8% senior second-lien notes due 2014	770	779	4/30 & 10/30	4/30/14
10.875% senior second-lien notes due 2014	546	601	3/15 & 9/15	9/15/14
Credit facilities	8,177	7,614		Varies (c)

	$11,743	$11,230

(a)
Upon the effectiveness of our Plan, we applied fresh start accounting and as such adjusted our debt to reflect fair value.  Therefore, as of December 31, 2009, the accreted values presented above represent the fair value of the notes as of the Effective Date, plus the accretion to the balance sheet date.  However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of notes.

(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.  For additional information see Note 8 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(c)
Includes $6.9 billion principal amount of term loans repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014, and $1.3 billion principal amount credit facility with a maturity date on March 6, 2013.

The following table summarizes our payment obligations as of December 31, 2009 under our long-term debt and certain other contractual obligations and commitments (dollars in millions.)

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$11,743	$70	$1,240	$10,433	$--
Long-Term Debt Interest Payments (2)	2,801	577	1,345	879	--
Capital and Operating Lease Obligations (3)	98	22	37	25	14
Programming Minimum Commitments (4)	371	101	214	56	--
Other (5)	350	325	21	4	--

Total	$15,363	$1,095	$2,857	$11,397	$14

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2009.  Refer to Notes 8 and 21 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2009 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2009.  Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
We lease certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2009, 2008, and 2007, were $25 million, $24 million, and $23 million, respectively.

(4)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were approximately $1.7 billion, $1.6 billion, and $1.6 billion, for the years ended December 31, 2009, 2008, and 2007, respectively.  Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(5)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below.  However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations.  Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur.  Rent expense incurred for pole rental attachments for each of the years ended December 31, 2009, 2008, and 2007, was $47 million.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  We also pay other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $176 million, $179 million, and $172 million for the years ended December 31, 2009, 2008, and 2007, respectively.

•	We also have $124 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

 Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our and our parent company’s indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  As of December 31, 2009, there was no default under any of these indentures or credit facilities.  However, we did not meet our applicable leverage ratio test based on December 31, 2009 financial results.  As a result, distributions from us to our parent company would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings and Charter Operating credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by Charter Operating may be limited by applicable law, including the Delaware Limited Liability Company Act, under which it may only make distributions if it has “surplus” as defined in the act.  See “Part I. Item 1A. Risk Factors —Restrictions in our and our subsidiary’s debt instruments and under applicable law limit our and their ability to provide funds to the various debt issuers.”

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents.  We held $533 million in cash and cash equivalents, including restricted cash, as of December 31, 2009 compared to $948 million as of December 31, 2008.

Operating Activities.  Net cash provided by operating activities decreased $711 million from $1.5 billion for the year ended December 31, 2008 to $756 million for the year ended December 31, 2009, primarily as a result of cash reorganization items of $431 million and changes in operating assets and liabilities that used $747 million more cash during the period, offset by a decrease of $193 million in cash paid for interest, and revenues increasing at a faster rate than cash expenses.

Net cash provided by operating activities increased $94 million from $1.4 billion for the year ended December 31, 2007 to $1.5 billion for the year ended December 31, 2008, primarily as a result of revenue growth from high-speed Internet and telephone driven by bundled services, as well as improved cost efficiencies, offset by an increase of $37 million in interest on cash pay obligations and changes in operating assets and liabilities that provided $37 million less cash during the same period.

Investing Activities. Net cash used in investing activities was primarily used to purchase property, plant and equipment and was $1.2 billion for each of the years ended December 31, 2009, 2008 and 2007.

Financing Activities. Net cash used in financing activities was $17 million for the year ended December 31, 2009.  Net cash provided by financing activities was $689 million for the year ended December 31, 2008.  The decrease in cash provided during the year ended December 31, 2009 compared to the corresponding period in 2008 was primarily the result of no borrowings of long-term debt in 2009.

Net cash provided by financing activities was $689 million for the year ended December 31, 2008 and net cash used in financing activities was $226 million for the year ended December 31, 2007.  The increase in cash provided during the year ended December 31, 2008 compared to the corresponding period in 2007 was primarily the result of an increase in the amount by which borrowings exceeded repayments of long-term debt and a decrease in distributions.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.1 billion, $1.2 billion, and $1.2 billion for the years ended December 31, 2009, 2008, and 2007, respectively.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased by $10 million, $39 million and $2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2010, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  The actual amount of our capital expenditures depends on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2009, 2008, and 2007 (dollars in millions):

	Combined	Predecessor
	2009	2008	2007

Customer premise equipment (a)	$593	$595	$578
Scalable infrastructure (b)	216	251	232
Line extensions (c)	70	80	105
Upgrade/rebuild (d)	28	40	52
Support capital (e)	227	236	277

Total capital expenditures	$1,134	$1,202	$1,244

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

Description of Our Outstanding Debt

Overview

As of December 31, 2009 and 2008, the blended weighted average interest rate on our debt was 4.3% and 6.4%, respectively.  The interest rate on approximately 27% and 64% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, if any, as of December 31, 2009 and 2008, respectively.  The fair value of our high-yield notes was $3.3 billion and $2.4 billion at December 31, 2009 and 2008, respectively.  The fair value of our credit facilities was $8.0 billion and $6.2 billion at December 31, 2009 and 2008, respectively.  The fair value of our high-yield notes and credit facilities were based on quoted market prices.

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

Credit Facilities – General

Charter Operating Credit Facilities

On the Effective Date, the Charter Operating credit facilities remain outstanding although the revolving line of credit is no longer available for new borrowings and remains substantially drawn with the same maturity and interest terms.  The Charter Operating credit facilities have outstanding principal amount of $8.2 billion at December 31, 2009 as follows:

•
a term loan with a remaining principal amount of $6.4 billion, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014;

•
an incremental term loan with a remaining principal amount of $491 million which is payable on of March 6, 2014 and prior to that date will amortize in quarterly principal installments totaling 1% annually; and

•	a revolving credit facility of $1.3 billion, with a maturity date on March 6, 2013.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future with an aggregate amount of up to an additional $500 million, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term loan. Although the Charter Operating credit facilities allow for the incurrence of up to an additional $500 million in incremental term loans, no assurance can be given that we could obtain additional incremental term loans in the future if Charter Operating sought to do so.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR, as defined, plus a margin for LIBOR loans of 2.00% for the revolving credit facility and for the term loan.  The current incremental term loan bears interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5% or at Charter Operating’s election, a base rate plus a margin of 4.00%.  Charter Operating has currently elected the base rate for the incremental term loan.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

CCO Holdings Credit Facility

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings credit facility”) which consists of a $350 million term loan facility.  The facility matures in September 2014.  The CCO Holdings credit facility also allows us to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such term loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that we could obtain such incremental term loans if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  If an event of default were to occur, CCO Holdings would not be able to elect LIBOR and would have to pay interest at the base rate plus the applicable margin.  The applicable margin with respect to incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Credit Facilities — Restrictive Covenants

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the subordinated and parent company indebtedness, provided that, among other things, no default has occurred and is continuing under the credit facilities.

The events of default under the Charter Operating credit facilities include among other things:

•	the failure to make payments when due or within the applicable grace period;
•
the failure to comply with specified covenants, including, but not limited to, a covenant to deliver audited financial statements for Charter Operating with an unqualified opinion from our independent accountants and without a “going concern” or like qualification or exception;

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $100 million in aggregate principal amount;

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount;

•
Mr. Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power for the management of Charter Operating on a fully diluted basis;

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power for the management of Charter Operating on a fully diluted basis, unless the Paul Allen Group holds a greater share of ordinary voting power for the management of Charter Operating; and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0.  See “—Summary of Restricted Covenants of Our Notes.”  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCH II notes, the CCO Holdings notes, the Charter Operating credit facilities and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Notes

Provided below is a brief description of the notes issued by CCO Holdings and Charter Operating.

CCO Holdings Notes

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013 (the “CCOH 2013 Notes”).  The CCOH 2013 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The CCOH 2013 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.

Charter Operating Notes

As of December 31, 2009, Charter Operating had $1.1 billion principal amount of 8.0% senior second-lien notes due 2012, $770 million principal amount of 8 3/8% senior second-lien notes due 2014, and $546 million principal amount of 10.875% senior second-lien notes due 2014.

Subject to specified limitations, CCO Holdings and those subsidiaries of Charter Operating that are guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations are required to guarantee the Charter Operating notes.  The note guarantee of each such guarantor is:

•	a senior obligation of such guarantor;
•
structurally senior to the outstanding CCO Holdings notes (except in the case of CCO Holdings’ note guarantee, which is structurally pari passu with such senior notes), and the outstanding CCH II notes;

•	senior in right of payment to any future subordinated indebtedness of such guarantor; and
•	effectively senior to the relevant subsidiary’s unsecured indebtedness, to the extent of the value of the collateral but subject to the prior lien of the credit facilities.

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

Redemption Provisions of Our Notes

Our various notes included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal
CCO Holdings:
8 3/4% senior notes due 2013	November 15, 2009 – November 14, 2010	102.917%
	November 15, 2010 – November 14, 2011	101.458%
	Thereafter	100.000%
Charter Operating:
8% senior second-lien notes due 2012	At any time	*
8 3/8% senior second-lien notes due 2014	April 30, 2009 – April 29, 2010	104.188%
	April 30, 2010 – April 29, 2011	102.792%
	April 30, 2011 – April 29, 2012	101.396%
	Thereafter	100.000%
10.875% senior second-lien notes due 2014	At any time	**

*
Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 8% senior second-lien notes due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

**
Charter Operating may redeem the outstanding 10.875% senior second-lien notes due 2014, at their option, on or after varying dates, in each case at a premium, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 10.875% senior second-lien note due 2014 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.  The Charter Operating 10.875% senior second-lien notes may be redeemed at any time on or after March 15, 2012 at specified prices.

In the event that a specified change of control event occurs, each of the respective issuers of the notes must offer to repurchase any then outstanding notes at 101% of their principal amount or accrued value, as applicable, plus accrued and unpaid interest, if any.

Summary of Restrictive Covenants of Our Notes

The following description is a summary of certain restrictions of our Debt Agreements that remain outstanding following the effectiveness of the Plan.  The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all restrictions of the Debt Agreements.  The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding the Debt Agreements.

The notes issued by certain of our subsidiaries (together, the “note issuers”) were issued pursuant to indentures that contain covenants that restrict the ability of the note issuers and their subsidiaries to, among other things:

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

Restrictions on Additional Debt

The limitations on incurrence of debt and issuance of preferred stock contained in various indentures permit each of the respective notes issuers and its restricted subsidiaries to incur additional debt or issue preferred stock, so long as, after giving pro forma effect to the incurrence, the leverage ratio would be below a specified level for each of the note issuers.  The leverage ratios for CCO Holdings and Charter Operating are as follows:

Issuer	Leverage Ratio
CCO Holdings	4.5 to 1
Charter Operating	4.25 to 1

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

The note issuers and their restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, in excess of $100 million unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days, or productive assets.  The note issuers and their restricted subsidiaries are then required within 365 days after any asset sale either to use or commit to use the net cash proceeds over a specified threshold to acquire assets used or useful in their businesses or use the net cash proceeds to repay specified debt, or to offer to repurchase the issuer’s notes with any remaining proceeds.

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

Cross Acceleration

Our indentures and those of certain of our parent companies include various events of default, including cross acceleration provisions.  Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes.  As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the CCH II notes, CCO Holdings notes, CCO Holdings credit facility, Charter Operating notes or the Charter Operating credit facilities could cause cross-defaults under our and our parent companies’ indentures.

Recently Issued Accounting Standards

In October 2009, the FASB issued guidance included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC 605-25”), which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method.  This guidance included in ASC 605-25 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We will adopt this guidance included in ASC 605-25 effective January 1, 2011.  We do not expect the adoption of this guidance included in ASC 605-25 will have a material impact on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates.  We have used interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates.  Our policy is to manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.

Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, received payment of $495 million for the market value of the interest rate swap agreements as measured on the date the counterparties terminated plus accrued interest.  We do not hold any derivative financial instruments as of December 31, 2009.

As of December 31, 2009 and 2008, our total debt was approximately $11.2 billion and $11.8 billion, respectively.  As of December 31, 2009 and 2008, the weighted average interest rate on the credit facility debt was approximately 2.6% and 5.5%, respectively, and the weighted average interest rate on the high-yield notes was approximately 8.8% and 8.8%, respectively, resulting in a blended weighted average interest rate of 4.3% and 6.4%, respectively.  The interest rate on approximately 27% and 64% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of December 31, 2009 and 2008, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2009 (dollars in millions):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value at December 31, 2009
Debt
Fixed Rate	$--	$--	$1,100	$800	$1,316	$--	$3,216	$3,343
Average Interest Rate	--	--	8.00%	8.75%	9.41%	--	8.76%

Variable Rate	$70	$70	$70	$1,385	$6,932	$--	$8,527	$8,000
Average Interest Rate	3.45%	4.27%	5.59%	6.15%	6.86%	--	6.68%

Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2009 including applicable bank spread.

At December 31, 2008, we had outstanding $4.3 billion in notional amounts of interest rate swap agreements outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this annual report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report.  The evaluation was based in part upon reports and certifications provided by a number of executives.  Based upon, and as of the date of that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The following information under “Management’s Report on Internal Control Over Financial Reporting” is not filed but is furnished pursuant to Reg S-K Item 308T, "Internal Control Over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers and Newly Public Companies."

Charter’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for us.  Our internal control system was designed to provide reasonable assurance to Charter’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Charter’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2009, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

The persons listed below are directors of Charter.

Directors	Position(s)
Robert Cohn	Director
W. Lance Conn	Director
Darren Glatt	Director
Bruce A. Karsh	Director
John D. Markley, Jr.	Director
William L. McGrath	Director
David C. Merritt	Director
Christopher M. Temple	Director
Eric L. Zinterhofer	Chairman of the Board of Directors

Robert Cohn, 60, was elected to the board of directors of Charter on December 1, 2009.  Most recently, Mr. Cohn has served as an independent investor and advisor to growing companies.  From 2002 to 2004, Mr. Cohn was a partner with Sequoia Capital, a high-tech venture capital firm in Silicon Valley.  Mr. Cohn was the founder of Octel Communications Corporation and was the company’s Chairman and CEO from its inception in 1982 until it was purchased by Lucent Technologies in 1997.  Mr. Cohn has served on various boards of public and private companies, including Octel, Trimble Navigation, Electronic Arts, Digital Domain, Ashford.com and Blue Lithium. Mr. Cohn currently serves on the board of directors of Right Hemisphere, Market Live and Taboola and is a Trustee of Robert Ballard’s Ocean Exploration Trust.  Mr. Cohn holds a Bachelor of Science degree in Mathematics and Computer Science from the University of Florida and an MBA from Stanford University.  We believe Mr. Cohn's qualifications to sit on Charter’s board include his experience as an executive and director.

 W. Lance Conn, 41, was elected to the board of directors of Charter on November 30, 2009.  Mr. Conn previously served on Charter’s board of directors since September 2004.  From July 2004 to May 2009, Mr. Conn served as the President of Vulcan Capital, the investment arm of Vulcan, Inc.    Prior to joining Vulcan Inc., Mr. Conn was employed by America Online, Inc., an interactive online services company, from March 1996 to May 2003. From September 1994 to February 1996, Mr. Conn was an attorney with Shaw, Pittman, Potts & Trowbrige LLP in Washington, D.C.  Mr. Conn is a director of Plains All American Pipeline, L.P., Plains GP Holdings, L.P. and Vulcan Energy Corporation, where he previously served as chairman.  Mr. Conn also serves as an advisory director to Makena Capital Management and an advisor to Global Endowment Management. Mr. Conn served as an officer of Charter Investment, Inc. prior to and during the time of its Chapter 11 bankruptcy proceedings filed concurrently with Charter's Chapter 11 proceedings.    We believe Mr. Conn's qualifications to sit on Charter’s board include his experience in the media business and as a director.

Darren Glatt, 34, was elected to the board of directors of Charter on November 30, 2009.  Mr. Glatt is a Principal at Apollo Management, L.P. and has been with Apollo since 2006.  Prior to joining Apollo, Mr. Glatt was a member of the Media Group at Apax Partners from 2004 to 2006, a member of the Media Group at the Cypress Group from 2000 to 2002, and a member of the Mergers & Acquisitions Group at Bear, Stearns & Co. from 1998 to 2000.  Mr. Glatt received an M.B.A. from the Harvard Business School and graduated from George Washington University’s School of Business & Public Management.  We believe Mr. Glatt's qualifications to sit on Charter’s board include his experience in media, banking and investments industries.

Bruce A. Karsh, 54, was elected to the board of directors of Charter on November 30, 2009.  Since 1995, Mr. Karsh has served as President and co-founder of Oaktree Capital Management, L.P., formerly Oaktree Capital Management, LLC, a Los Angeles-based investment management firm.  Prior to co-founding Oaktree, Mr. Karsh was a Managing Director of Trust Company of the West (“TCW”) and its affiliate, TCW Asset Management Company, and the portfolio manager of the Special Credits Funds for seven years.  Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of Sun Life Insurance Company of America and of SunAmerica, Inc., its

parent.  Prior to that, he was an attorney with the law firm of O’Melveny & Myers.  Mr. Karsh holds an A.B. degree in Economics from Duke University and a J.D. from the University of Virginia School of Law.  Mr. Karsh serves as the Chairman of the Board of Directors for Duke University’s investment management company and serves as a director of Oaktree Capital Group, LLC, LBI Media Holdings, Inc. and LBI Media, Inc.  During the last five years, Mr. Karsh has also served as a director of Littelfuse, Inc.  We believe Mr. Karsh's qualifications to sit on Charter’s board include his business and investment experience.

John D. Markley, Jr., 44, was elected to the board of directors of Charter on November 30, 2009.  Since 1996, Mr. Markley has been affiliated with Columbia Capital, a communications, media and technology investment firm, where he has served in a number of capacities, including portfolio company executive, general partner and venture partner.  Prior to joining Columbia Capital, Mr. Markley served at the Federal Communications Commission, where he developed U.S. Government wireless communications and spectrum auction policy. He also held positions in corporate finance for Kidder, Peabody & Co. in both New York City and Hong Kong.  Mr. Markley is a director of Telecom Transport Management, Inc., Broadsoft Inc., and Millennial Media, Inc.  He received a B.A. degree from Washington and Lee University and an MBA from Harvard University.  We believe Mr. Markley's qualifications to sit on Charter’s board include his experience in the telecommunications and media industries.

William L. McGrath, 46, was elected to the board of directors of Charter on November 30, 2009.  Since October 2007, Mr. McGrath has served as the Executive Vice President and General Counsel of Vulcan Inc.  In connection with this position, Mr. McGrath has served and continues to serve as a director and/or officer of a number of companies affiliated with Vulcan, Inc.  From 2005 through October 2007, Mr. McGrath held the position of Senior Vice President and General Counsel at Hands-On Mobile Inc.  From 2003 through 2005, Mr. McGrath was a Director in the Legal Department of NVIDIA Corp.  From 2002 through 2003, he served as Vice President and General Counsel at Vitria Technology.  Mr. McGrath holds an undergraduate degree from Claremont McKenna College and a law degree from The University of Chicago Law School.  Mr. McGrath is a director of TowerCo.  Mr. McGrath served as an officer of Charter Investment, Inc. prior to and during the time of its Chapter 11 bankruptcy proceedings filed concurrently with Charter's Chapter 11 proceedings.  We believe Mr. McGrath's qualifications to sit on Charter’s board include his business experience.

David C. Merritt, 55, was elected to the board of directors of Charter on December 15, 2009, and was also appointed as Chairman of Charter’s Audit Committee at that time. Mr. Merritt previously served on Charter's board and Audit Committee since 2003.  Effective March 2009, he is the president of BC Partners, Inc., a financial advisory firm.  From October 2007 to March 2009, Mr. Merritt served as Senior Vice President and Chief Financial Officer of iCRETE, LLC. From October 2003 to September 2007, Mr. Merritt was a Managing Director of Salem Partners, LLC, an investment banking firm. Mr. Merritt is a director of Outdoor Channel Holdings, Inc. and of Calpine Corporation and currently serves as Chairman of the Audit Committee of each company.  He is also a director of Buffet Holdings, Inc.  From 1975 to 1999, Mr. Merritt was an audit and consulting partner of KPMG serving in a variety of capacities during his years with the firm, including national partner in charge of the media and entertainment practice. Mr. Merritt holds a Bachelor of Science degree in Business and Accounting from California State University — Northridge.  We believe Mr. Merritt's qualifications to sit on Charter’s board include his many years of experience with a major accounting firm, as a director and audit committee member, and in the media industry.

Christopher M. Temple, 42, was elected to the board of directors of Charter on November 30, 2009.  From September 2008 to December 2009, Mr. Temple was affiliated with Vulcan Inc., most recently as President of Vulcan Capital and Executive Vice President, Investment Management for Vulcan Inc.   Previously, Mr. Temple served as a managing director at Tailwind Capital from May 2008 to August 2008. Prior to joining Tailwind, Mr. Temple was a Managing Director at Friend Skoler & Company from May 2005 to May 2008, and was a partner and Managing Director at Thayer Capital Partners from 1996 through 2004.  From 1989 to 1993, Mr. Temple worked as a staff accountant in both the audit and tax departments for KPMG LLP and held a CPA certification during that time.  Mr. Temple is a director of Plains All American GP LLC, the managing general partner of Plains All American Pipeline, L.P. as well as a director of Vulcan Energy GP Holdings and Vulcan Energy Corporation.  Mr. Temple holds a BBA, magna cum laude, from the University of Texas at Austin and an MBA from Harvard.  We believe Mr. Temple's qualifications to sit on Charter’s board include his experience as an investor and in the accounting profession.

Eric L. Zinterhofer, 38, was elected to the board of directors of Charter on November 30, 2009 and as non-executive Chairman of the board on December 1, 2009. Mr. Zinterhofer serves as a senior partner at Apollo Management, L.P. and has been with Apollo since 1998. From 1994 to 1996, Mr. Zinterhofer was a member of the Corporate Finance Department at Morgan Stanley Dean Witter & Co.  From 1993 to 1994, Mr. Zinterhofer was a member of the

Structured Equity Group at J.P. Morgan Investment Management.  Mr. Zinterhofer is a director of Affinion Group, Inc., Central European Media Enterprises Ltd., Dish TV India Ltd., and Unity MediaSCA.  In the past five years, Mr. Zinterhofer was a director of iPCS, Inc.  Mr. Zinterhofer received B.A. degrees in Honors Economics and European History from the University of Pennsylvania and received an M.B.A. from Harvard Business School.  We believe Mr. Zinterhofer's qualifications to sit on Charter’s board include his experience as a director and in the banking and investment industries.

Board of Directors and Committees of the Board of Directors

Upon Charter's emergence from its Chapter 11 proceedings on November 30, 2009, a new board of directors was appointed pursuant to the Plan consisting of W. Lance Conn, Bruce A. Karsh, Darren Glatt, John D. Markley, Jr., William L. McGrath, Neil Smit, Christopher M. Temple and Eric L. Zinterhofer.  Robert Cohn and David C. Merritt were subsequently appointed to the board of directors in December 2009.  Charter's board of directors was made up of the following individuals during the calendar year of 2009 preceding Charter's emergence from its Chapter 11 proceedings:  Paul Allen, Jo Lynn Allen, W. Lance Conn, Rajive Johri, Robert P. May, David C. Merritt, Neil Smit, John H. Tory and Larry W. Wangberg.

Charter’s board of directors meets regularly throughout the year on an established schedule. The board also holds special meetings and acts by written consent from time to time as necessary.

The board of directors delegates authority to act with respect to certain matters to board committees whose members are appointed by the board. The committees of the board of directors include the following: Audit Committee, Compensation and Benefits Committee, and Nominating and Corporate Governance Committee.

Charter’s Audit Committee, which has a written charter approved by the board, consists of Messrs. Merritt and Temple.  Mr. Merritt is Chairman of the Audit Committee.  The Audit Committee of the prior board of directors consisted of Messrs. Tory, Johri and Merritt. A copy of the Audit Committee’s charter is available on our website, www.charter.com. Charter's board of directors has determined that, in its judgment, Messrs. Merritt and Temple are audit committee financial experts within the meaning of the applicable federal regulations. All members of the Audit Committee were determined by the board in 2009 to be independent in accordance with the listing standards of the NASDAQ Global Select Market.

Nomination and Qualifications of Directors

Pursuant to our Plan, the Successor's initial board of directors may be comprised of up to 11 members.   Each holder of 10% or more of the beneficial voting power of the Successor on November 30, 2009 had the right to appoint one member of the initial board of directors for each 10% of the Class A common stock beneficial voting power held.  Those holders and their appointees were and are:  Funds affiliated with AP Charter Holdings, L.P. – Messrs. Zinterhofer and Glatt; Oaktree Opportunities Investments, L.P. – Mr. Karsh; and Funds advised by Franklin Advisers, Inc. – Mr. Cohn.  Mr. Allen had the right to appoint four board members of the initial board of directors and appointed Messrs. Conn, Markley, McGrath and Temple.  Pursuant to the Plan, Mr. Smit was also appointed to serve on the initial board of directors. Members of the Successor's initial board of directors will serve until the next annual meeting of stockholders which will not be held until at least 12 months following the Effective Date.  Thereafter, for as long as shares of the new Charter Class B common stock are outstanding, holders of the new Charter Class B common stock will have the right to elect 35% of the members of the board of directors (rounded up to the nearest whole number), and all other members of the board of directors will be elected by majority vote of the holders of the new Charter Class A common stock and new Charter preferred stock, voting together as a single class.

Candidates for director are nominated by the board of directors, based on the recommendation of the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee members are Messrs. Karsh, Markley and McGrath.  Mr. Karsh is Chairman of the Committee.  Charter's Corporate Governance Guidelines provide that, among other things, that candidates for new board members to be considered by the Charter’s board of directors should be individuals from diverse business and professional backgrounds with unquestioned high ethical standards and professional achievement, knowledge and experience. Candidates should include diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity; however, the board of directors and the Nominating and Corporate Governance Committee believe that it is essential that board members represent diverse viewpoints. In considering candidates for the Board, the Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials in the context of these standards. In addition, director candidates must be individuals with the time and commitment necessary to perform the duties of a board member and other special skills that complement or supplement the skill sets of current directors.

Mr. Merritt, elected by the other members of the board as a financial expert and member of the Audit Committee, has previously been Chair of Charter's Audit Committee, as well as other public companies, and was previously a partner at KPMG.  As noted above, four members of the board were elected by Mr. Allen and four members elected by other 10% beneficial holders of the new Charter's Class A common stock.  See the directors' biographies above for specific information concerning their experience and qualifications.

Stockholders may nominate persons to be directors by following the procedures set forth in our bylaws. These procedures require the stockholder to deliver timely notice to the Corporate Secretary at our principal executive offices. That notice must contain the information required by the bylaws about the stockholder proposing the nominee and about the nominee.  The Plan provides that there will be no annual stockholder meeting for at least 12 months following the Effective Date.  No annual meeting of stockholders of Charter is planned in 2010.

 Executive Officers

Our executive officers, listed below, are elected by the board of directors annually, and each serves until his or her successor is elected and qualified or until his or her earlier resignation or removal.  Each individual listed below served as an executive officer of Charter during the pendency of its Chapter 11 cases.

Executive Officers	Position(s)
Michael J. Lovett	Interim President and Chief Executive Officer and Chief Operating Officer as of February 28, 2010
Eloise E. Schmitz	Executive Vice President and Chief Financial Officer
Gregory L. Doody	Executive Vice President and General Counsel
Marwan Fawaz	Executive Vice President and Chief Technology Officer
Ted W. Schremp	Executive Vice President and Chief Marketing Officer
Joshua L. Jamison	President, East Operations
Steven E. Apodaca	President, West Operations
Kevin D. Howard	Senior Vice President- Finance, Controller and Chief Accounting Officer

Michael J. Lovett, 48, Interim President and Chief Executive Officer and Chief Operating Officer.  Mr. Lovett was promoted to Chief Operating Officer in April 2005. He became Interim President and Chief Executive Officer upon Mr. Smit's resignation on February 28, 2010.  Prior to that, he served as Executive Vice President, Operations and Customer Care from September 2004 through March 2005; as Senior Vice President, Midwest Division Operations; and as Senior Vice President of Operations Support, since joining Charter in August 2003 through September 2004. Mr. Lovett was Chief Operating Officer of Voyant Technologies, Inc., a voice conferencing hardware/software solutions provider, from December 2001 to August 2003. From November 2000 to December 2001, he was Executive Vice President of Operations for OneSecure, Inc., a startup company delivering management/monitoring of firewalls and virtual private networks. Prior to that, Mr. Lovett was Regional Vice President at AT&T from June 1999 to November 2000 where he was responsible for operations. Mr. Lovett was Regional Operating Vice President on and after October 1989 at Jones Intercable and became Senior Vice President at that company in 1997 and continued in that position to June 1999.

Eloise E. Schmitz, 45, Executive Vice President and Chief Financial Officer.  Ms. Schmitz was promoted to her current position in July 2008.  Ms. Schmitz has been employed in several management positions with Charter since July 1998, when she joined as Vice President, Finance & Acquisitions and Assistant Secretary.  Prior to joining Charter, Ms. Schmitz served as Vice President, Group Manager, of the Franchise and Communications Group for Mercantile Bank, now US Bank, in St. Louis from 1992 to 1998.  Ms. Schmitz received a bachelor's degree in Finance from Tulane University.

Gregory L. Doody, 45, Executive Vice President and General Counsel.  Mr. Doody was appointed to his current position on December 1, 2009.  Prior to that, he served as Charter's Chief Restructuring Officer and Senior Counsel in connection with its Chapter 11 proceedings being appointed on March 25, 2009.  Prior to coming to work for

Charter, Mr. Doody served as Executive Vice President, General Counsel and Secretary of Calpine Corporation from July 2006 through August 2008.  Calpine Corporation filed a petition under Chapter 11 of the Bankruptcy Code in December 2005.  From July 2003 through July 2006, Mr. Doody held various positions at HealthSouth Corporation, including Executive Vice President, General Counsel and Secretary. Mr. Doody earned a J.D. degree from Emory University School of Law and received a bachelor's degree in management from Tulane University.  Mr. Doody is a certified public accountant.

Marwan Fawaz, 47, Executive Vice President and Chief Technology Officer.  Mr. Fawaz joined Charter in his current position in August 2006. Prior to that, he served as Senior Vice President and Chief Technical Officer for Adelphia Communications Corporation (“Adelphia”) from March 2003 until July 2006. Adelphia filed a petition under Chapter 11 of the Bankruptcy Code in June 2002.  From May 2002 to March 2003, he served as Investment Specialist/Technology Analyst for Vulcan, Inc. Mr. Fawaz served as Regional Vice President of Operations for the Northwest Region for Charter from July 2001 to March 2002. From July 2000 to December 2000, he served as Chief Technology Officer for Infinity Broadband. He served as Vice President — Engineering and Operations at MediaOne, Inc. from January 1996 to June 2000. Mr. Fawaz received a B.S. degree in electrical engineering and a M.S. in electrical/communication-engineering from California State University — Long Beach.

Ted W. Schremp, 38, Executive Vice President and Chief Marketing Officer.  Mr. Schremp was promoted to his current position in July 2008.  Prior to that, he served as Senior Vice President, Product Management and Strategy from February 2008 to June 2008 and Senior Vice President and General Manager of Charter Telephone from October 2005 to February 2008. Mr. Schremp joined Charter as Vice President of IP Product Management in May 2005.  He served as Segment Manager for Hewlett-Packard from February 2001 to May 2005, where he co-founded its Cable, Media and Entertainment division.  Mr. Schremp graduated from the University of Pittsburgh with a double-major in economics and business and earned an M.B.A. from Penn State University.

Joshua L. Jamison, 54, President, East Operations.  Mr. Jamison was promoted to his current position in July 2006.  He joined Charter in May 1999 as Vice President of Operations for Charter's former Northeast Region and was promoted to divisional leadership in January 2003.  Prior to joining Charter, Mr. Jamison held several management positions during his 18 years at Time Warner Cable.  Mr. Jamison received a bachelor’s degree in human development from the University of Nebraska at Lincoln and a master’s degree in business administration from the University of New Haven.

Steven E. Apodaca, 43, President, West Operations.  Mr. Apodaca was promoted to his current position in December 2008.  Prior to that, he served as Vice President of Operations Support from September 2005 to December 2008, Interim President of the former West Division from February 2007 to May 2007 and Interim Senior Vice President – Operations for the former Great Lakes Division from April 2005 to September 2005.  Mr. Apodaca joined Charter as Vice President of Marketing for the former Great Lakes Division in 2003.  Prior to joining Charter, Mr. Apodaca served as Senior Director of Marketing for nCUBE from 2002 to 2003 and Executive Director of Marketing for AT&T Broadband from 1998 to 2002.  Mr. Apodaca received a B.S. degree in marketing and an M.B.A from Colorado State University.

Kevin D. Howard, 40, Senior Vice President - Finance, Controller and Chief Accounting Officer.  Mr. Howard was promoted to his current position in December 2009, previously serving as Vice President, Controller and Chief Accounting Officer since April 2006. Prior to that, he served as Vice President of Finance from April 2003 until April 2006 and as Director of Financial Reporting since joining Charter in April 2002. Mr. Howard began his career at Arthur Andersen LLP in 1993 where he held a number of positions in the audit division prior to leaving in April 2002. Mr. Howard received a bachelor's degree in finance and economics from the University of Missouri — Columbia and is a certified public accountant and certified managerial accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC during 2009. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met in 2009.

Code of Ethics

Charter has adopted a Code of Conduct that constitutes a Code of Ethics within the meaning of federal securities regulations for our employees, including all executive officers, and established a hotline and website for reporting alleged violations of the code of conduct, established procedures for processing complaints and implemented educational programs to inform our employees regarding the Code of Conduct. The Code of Conduct is posted on Charter's website at www.charter.com.

Board Leadership Structure

We separate the roles of CEO and Chairman of the board in recognition of the differences between the two roles. The CEO is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the board provides guidance to the CEO and presides over meetings of the full Board. We could decide to combine these positions in the future.

Item 11.  Executive Compensation.

Report of the Compensation and Benefits Committee

The following report does not constitute soliciting materials and is not considered filed or incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless we specifically state otherwise.

The Compensation and Benefits Committee has reviewed and discussed with management the Compensation Discussion and Analysis ("CD&A") set forth below including the accompanying tables.  The Compensation and Benefits Committee recommended to the board of directors that the CD&A be included in our 2009 Annual Report on Form 10-K.

ERIC ZINTERHOFER
W. LANCE CONN
ROBERT COHN

Compensation Discussion and Analysis

Overview

The following discussion and analysis of compensation arrangements of our Named Executive Officers (including our Chief Executive Officer, Chief Financial Officer, and other executive officers appearing in the Summary Compensation Table) in 2007, 2008 and 2009 should be read together with the compensation tables and related disclosures set forth elsewhere in this proxy statement.  Charter's Compensation and Benefits Committee consists of Messrs. Conn (Chairman), Cohn and Zinterhofer.  The Compensation and Benefits Committee of the board of directors prior to our emergence from bankruptcy consisted of Messrs. Allen, May and Merritt.

Role of the Compensation and Benefits Committee

The Compensation and Benefits Committee of Charter’s board of directors is responsible for overseeing our overall compensation structure, policies and programs and assessing whether our compensation structure results in appropriate compensation levels and incentives for executive management and employees.

Our CEO annually reviews the performance of each of the other Named Executive Officers. He recommends to the Compensation and Benefits Committee salary adjustments, annual cash bonuses and equity incentive compensation applying specific performance metrics that have been approved by the Compensation and Benefits Committee at the beginning of each year for the other Named Executive Officers.  The Compensation and Benefits Committee has, on occasion, requested certain executives to be present at Compensation and Benefits Committee meetings where executive compensation and Charter and individual performance are discussed and evaluated. These executives are invited for the purpose of providing insight or suggestions regarding executive performance objectives and/or achievements, and the overall competitiveness and effectiveness of our executive compensation program. Although the Compensation and Benefits Committee considers the CEO’s recommendations along with analysis provided by the Compensation and Benefits Committee’s compensation consultants, it retains full discretion to set all compensation for our Named Executive Officers, except that the Compensation and Benefits Committee’s recommendations for the CEO’s compensation goes before Charter's full board of directors, with non-employee directors voting on the approval of any recommendations, subject to any employment agreements.

The Compensation and Benefits Committee has the discretion to directly engage the services of a compensation consultant(s) or other advisors. Pearl Meyer & Partners was retained directly by the Compensation and Benefits Committee and has conducted a comprehensive assessment of our annual executive compensation program relative to competitive markets, as well as conducted an analysis on certain retention strategies for our senior management team.  In carrying out its assignments, Pearl Meyer & Partners also interacted with management when necessary and appropriate. Pearl Meyer & Partners may, in its discretion, seek input and feedback from management regarding its consulting work product prior to presentation to the Compensation and Benefits Committee in order to confirm alignment with our business strategy, and identify data questions or other similar issues, if any.

The Compensation and Benefits Committee also hired Towers Perrin in late 2008 to review senior management's compensation in the event that a Chapter 11 bankruptcy petition was filed.  Towers Perrin recommended changes to the Executive Cash Award Plan and the adoption of the Value Creation Plan described below.

Compensation Philosophy and Objectives

The Compensation and Benefits Committee believes that attracting and retaining well-qualified executives is a top priority. The Compensation and Benefits Committee’s approach is to compensate executives commensurate with their experience, expertise and performance and to ensure that our compensation programs are competitive with executive pay levels within the cable, telecommunications, and other related industries that define our competitive labor markets. We seek to uphold this philosophy through attainment of the following objectives:

Pay-for-Performance.  We seek to ensure that the amount of compensation for each Named Executive Officer is reflective of the executive’s performance and service to us for the time period under consideration. Our primary measures of performance used to gauge appropriate levels of performance-based compensation have included revenue, Adjusted EBITDA, Adjusted EBITDA less capital expenditures, operating cash flow, operational improvements, customer satisfaction, and/or such other metrics as the Compensation and Benefits Committee shall determine is then critical to our long-term success at that time. While we believe that our executives are best motivated when they believe that their performance objectives are attainable, we also believe that these metrics should be challenging and represent important improvements over performance in prior years. Compensation payable pursuant to our annual Executive Bonus Plan and our Long-Term Incentive Program is dependent on our performance.

Alignment.  We seek to align the interests of the Named Executive Officers with those of our investors by evaluating executive performance on the basis of the financial measurements noted above, which we believe closely correlate to long-term stakeholder value creation. The annual cash bonus and long-term incentives are intended to align executive compensation with our business strategies, values and management initiatives, both short- and long-term. Through this incentive compensation, we place a substantial portion of executive compensation at risk, specifically dependent upon our financial performance over the relevant periods. This rewards executives for performance that enhances our financial strength and stakeholder value.

Retention.  We recognize that a key element to our success is our ability to retain a team of highly-qualified executives who can provide the leadership necessary to successfully execute our short- and long-term business strategies. We also recognize that, because of their qualifications, our senior executives are often presented with other professional opportunities, potentially ones at higher compensation levels. It is often difficult to retain talented management. Our retention strategy faces additional challenges in that the skills of our current management team are attractive to many companies inside and outside of the cable industry and several members of our management team do not have long-standing ties to the St. Louis area where our headquarters is located. The following programs underscore our focus on retention. First, the Executive Cash Award Plan provided for a cash award to be paid at the end of a pre-determined period, but was modified and cancelled in the first quarter of 2009, as discussed in detail below. Second, a revised Long-Term Incentive Program was approved in March 2008 and modified in February 2009, and is also discussed below.  In addition, the Value Creation Plan was approved by the board of directors in 2009.

Pay Levels and Benchmarking

Pay levels for executives are determined based on a number of factors, including the individual’s roles and responsibilities within Charter, the individual’s experience and expertise, pay levels for peers within Charter, pay levels in the marketplace for similar positions, and performance of the individual and Charter as a whole. In determining these pay levels, the Compensation and Benefits Committee considers all forms of compensation and benefits. When establishing the amounts of such compensation, the Compensation and Benefits Committee considers publicly available information, such as proxy statements, as well as third-party administered benchmark surveys concerning executive compensation levels paid by other competitors and in the industry generally.

With the assistance of Pearl Meyer & Partners, the Compensation and Benefits Committee approved a peer group of 10 publicly-traded companies for benchmarking executive compensation effective for 2009:  Cablevision Systems Corp., Comcast Corporation, The DIRECTV Group, Inc., Dish Network group, E.W. Scripps Company, Embarq Corporation, Global Crossing Ltd., Level 3 Communications, Inc., Mediacom Communications Corp. and Time Warner Cable Inc.  These companies include companies in cable, telecommunications or other related industries of similar size and business strategy.

In addition to these specific peer companies, the Compensation and Benefits Committee also reviews data from a number of published compensation surveys that provide broader market data for specific functional responsibilities for companies of similar revenue size to us.

After consideration of the data collected on external competitive levels of compensation and internal relationships within the executive group, the Compensation and Benefits Committee makes decisions regarding individual executives’ target total compensation opportunities based on the need to attract, motivate and retain an experienced and effective management team.

In light of our practice of making a relatively high portion of each executive officer’s compensation based on performance (i.e., at risk), the Compensation and Benefits Committee generally examines peer company data at the 50th percentile (i.e., the median) and the 75th percentile, for performance at target and in excess of target, respectively, or for specialization of a skill set. The Compensation and Benefits Committee generally sets target compensation for our executive group at the median of the market data with the opportunity to reach the 75th percentile based on superior performance relative to the criteria above.

As noted above, notwithstanding our overall pay positioning objectives, pay opportunities for specific individuals vary based on a number of factors such as scope of duties, tenure, experience and expertise, institutional knowledge and/or difficulty in recruiting a new executive. Actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operating goals and the preservation of stakeholder value.  Based on data provided by our outside advisor, target total direct compensation (i.e. salary, bonus and long-term incentive) is, on average, between median and 75th percentile levels for the Named Executive Officer group, set forth in the Summary Compensation Table below.

Pay Mix

We utilize the particular elements of compensation described above because we believe that it provides a well-proportioned mix of total opportunity, retention value and at-risk compensation which produces short-term and long-term performance incentives and rewards. By following this portfolio approach, we provide the executive a measure of stability in the minimum level of compensation the executive is eligible to receive, while motivating the executive to focus on the business metrics and actions that will produce a high level of performance for Charter, as well as reducing the risk of recruitment of top executive talent by competitors.

For key executives, the mix of compensation is weighted toward at-risk pay (annual incentives and long-term incentives).   We believe that maintaining this pay mix results in a fundamental pay-for-performance orientation for our executives. We also believe that long-term incentives, and particularly equity compensation, provide a very important motivational and retentive aspect to the compensation package of our key executives.  Prior to 2009, a portion of an executive's at-risk compensation was security-oriented compensation, but the equity awarded as compensation was cancelled as part of the Plan.  We adopted a new stock incentive plan after emergence from bankruptcy in November 2009 and awards were made under this new plan in December 2009.

Implementing Our Objectives

The Compensation and Benefits Committee makes compensation decisions after reviewing our performance and carefully evaluating an executive’s performance during the year against pre-established goals, leadership qualities, operational performance, business responsibilities, career with Charter, current compensation arrangements and long-term potential to enhance stakeholder value. Specific factors affecting compensation decisions for the Named Executive Officers include:

•
Assessment of Company performance — criteria may include revenue, adjusted EBITDA, free cash flow, adjusted EBITDA less capital expenditures, average revenue per unit, operating cash flow, operational improvements, customer satisfaction and/or such other metrics as the Compensation and Benefits Committee determine is critical to our long-term success. Application of this factor is more specifically discussed under “Elements Used to Achieve Compensation Objectives” as applicable;

•
Assessment of individual performance — criteria may include individual leadership abilities, management expertise, productivity and effectiveness. Application of this factor is more specifically discussed under “Elements Used to Achieve Compensation Objectives” as applicable; and

•
Benchmarking and Total Compensation Level Review — Our Compensation and Benefits Committee works with our compensation consultant to assess compensation levels and mix as compared to the market, and is more fully discussed below under “Pay Levels and Benchmarking.”

Elements Used to Achieve Compensation Objectives

The main components of our compensation program have included:

•
Base Salary — fixed pay that takes into account an individual’s role and responsibilities, experience, expertise and individual performance designed to provide a base level of compensation stability on an annual basis;

•	Executive Bonus Plan — variable performance-based pay designed to reward attainment of annual business goals, with target award opportunities generally expressed as a percentage of base salary;

•
Long-Term Incentives — awards historically included stock options, performance units/shares and restricted shares designed to motivate long-term performance and align executive interests with those of our shareholders and, in 2008, awards of "performance cash" were added; and

•	Special Compensation Programs — cash and equity programs targeted at executives in critical positions designed to incentivize performance and encourage long-term retention.

Details of Each Compensation Element

(1)  Base salary

Base Salaries are set with regard to the level of the position within Charter and the individual’s current and sustained performance results. The Base Salary levels for executives, and any changes in those salary levels, are reviewed each year by the Compensation and Benefits Committee, and such adjustments may be based on factors such as new roles and/or responsibilities assumed by the executive and the executive’s significant impact on our then current goals.  Salary adjustments may also be based on changes in market pay levels for comparable positions in our competitive markets.  Base Salaries are reviewed and adjusted with regard to (a) market competitive Base Salary levels and increases, (b) the employee’s impact on and contributions to the business performance, and (c) company-wide total salary increase budgets.  No Named Executive Officer received a Base Salary increase in 2009.

There is no specific weighting applied to any one factor in setting the level of salary, and the process ultimately relies on the subjective exercise of the Compensation and Benefits Committee’s judgment.  Although salaries are generally targeted at market median compared to an industry peer group and other compensation survey data for experienced professionals, the Compensation and Benefits Committee may also take into account historical compensation, potential as a key contributor as well as special recruiting/retention situations in setting salaries for individual executives above or below the market median.  Based upon data provided by our outside advisor, Base Salaries for our Named Executive Officers are, on average, at median competitive levels.

(2)  Executive Bonus Plan

2009 Executive Bonus Plan

For 2009, bonuses for eligible employees were determined based on Charter’s (or, if applicable, an employees’ particular operating group’s or Key Market Area’s ("KMA")) performance during 2009 measured against four performance goals or measures. These measures, and the percentage of an employee’s bonus allocated to each measure, are revenue (20%), adjusted EBITDA for corporate employees or operating cash flow for operating group and KMA employees (30%), adjusted EBITDA less capital expenditures (30%) and Customer Excellence Index Plus ("CEI+") (20%). Target bonuses for executive officers ranged from 50% to 200% of base salary in 2009, subject to applicable employment agreements (see "Employment Agreements").  The range of potential payouts relative to target range from 10% to 150% of target bonus amounts.

On February 23, 2010, the Compensation and Benefits Committee determined that achievement toward performance goals for 2009 resulted in bonuses under the 2009 Executive Bonus Plan at the corporate level in the amount of 124.9% of targeted bonuses, as detailed in the following chart and as set forth in the Non-Equity Incentive Plan column of the Summary Compensation Table.

Bonus Metrics for 2009	Weight	Performance Goal	Attainment of Performance Goal	Payout Percentage	Bonus Matrixes Attainments

Revenue	20%	$6,913(million)	97.7%	77%	15.4%
Adjusted EBITDA/OCF	30%	$2,456(million)	101.5%	115%	34.5%
Adjusted EBITDA less Capital Expenditures	30%	$1,283(million)	105.9%	150%	45.0%
CEI+	20%	10.00	150.0%	150%	30.0%

Total Corporate Attainment					124.9%

The Compensation and Benefits Committee has the discretion to increase or decrease payouts under this annual plan based on organizational factors such as acquisitions or significant transactions, performance driven by changes in products or markets and other unusual, unforeseen or exogenous situations.

(3)  Long-Term Incentives

Our long-term incentive award compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with that of our stakeholders, and incent and retain the executives through the term of the awards. We believe that performance-based incentives help to drive our performance through their direct linkage to controllable business results while, at the same time, rewarding executives for the value created through share price appreciation. While the size of the award is ultimately left to the Compensation and Benefits Committee discretion, grant levels are generally targeted at the median to top quartile of competitive levels.

Stock Incentive Plan

The 2001 Stock Incentive Plan, under which grants of equity were made to employees prior to 2009, was terminated upon our emergence from bankruptcy and all outstanding awards were cancelled. The new 2009 Stock Incentive Plan provides for the potential grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and shares of restricted stock as each term is defined in the 2009 Stock Incentive Plan and in the discretion of the Compensation and Benefits Committee. Unless terminated sooner, the 2009 Stock Incentive Plan will terminate on April 28, 2019, and no option or award can be granted thereafter under that plan.  Pursuant to  the Plan, upon emergence from bankruptcy, we included an allocation to the plan of a number of shares of  new Charter Class A common stock equaling up to approximately 3% of the Class A common stock outstanding and grants of 50% of the amount were to be made to participants within 30 days of emergence from bankruptcy.  Immediately upon emergence, the 2009 Stock Incentive Plan included 3,848,393 shares.  On December 16, 2009, the board of directors approved the inclusion of another 3,848,393 shares in the plan and made initial grants of awards under the 2009 Stock Incentive Plan.

As of December 31, 2009, 5,776,560 shares remained available for future grants under the plan.  As of December 31, 2009, there were 1,323 participants in the 2009 plan.

The plan authorizes the repricing of options, which could include reducing the exercise price per share of any outstanding option, permitting the cancellation, forfeiture or tender of outstanding options in exchange for other awards or for new options with a lower exercise price per share, or repricing or replacing any outstanding options by any other method.

Long-Term Incentive Program

Grants of equity compensation in the form of stock options, restricted shares and performance units were previously made to participants including the Named Executive Officers through our Long-Term Incentive Program (“LTIP”), which was administered under the 2001 Stock Incentive Plan as discussed above.

As noted above, 2001 Stock Incentive Plan was terminated upon our emergence from bankruptcy and all awards, including those to the Named Executive Officers, were forfeited.  In addition, because of the participation by the Named Executive Officers in the Value Creation Plan, described below, none of the Named Executive Officers received an LTIP award in 2009.

The amount of incentive compensation granted in 2009 was based upon our overall strategic, operational and financial performance and reflects the participant's expected contributions to our future success. In 2008, we changed the mix of awards made to individuals under the LTIP, to include a performance cash component, and in 2009, we further changed awards to include both a performance cash component, subject to adjustment in 2010, and a restricted cash component.

In 2010, the Compensation and Benefits Committee approved the adjustment of the performance cash awards, at the level of attainment of 150.1% of the 2009 cash awards as a result of the achievement of the financial performance measures.  The level of award attainment was based on revenue growth of 4.5% versus a target of 7.0% and adjusted EBITDA less capital expenditures of 22.2% versus a target of 15.4%.  One-third of these performance cash awards, along with the restricted cash awards are scheduled to vest in each of 2010, 2011 and 2012, respectively. In February 2010, the board of directors also approved the winding down of the performance cash program. Charter will pay out one-third of the remaining performance cash award balances in each of 2010, 2011 and 2012 to the participants, thus ending this component of the program.

Timing of Equity Grants

Grants of equity-based awards are determined by the Compensation and Benefits Committee and are typically made each calendar year following review by the Compensation and Benefits Committee of our prior year’s performance. Grants may also be made at other times of the year upon execution of a new employment agreement, or in a new hire or promotion situation. Grants of options, if made, have an exercise price equal to the average of the high and low stock price on the date of grant.

(4)  Retention Programs

Executive Cash Award Plan

Charter previously adopted the Executive Cash Award Plan ("ECAP") to provide additional incentive to, and retain the services of, certain officers of Charter and its subsidiaries, to achieve the highest level of individual performance and contribute to the success of Charter. Eligible participants were employees of Charter or any of its subsidiaries who have been recommended by the CEO and designated and approved as ECAP participants by the Compensation and Benefits Committee of Charter’s board of directors.

The ECAP provided that each participant be granted an award which represented an opportunity to receive cash payments in accordance with the ECAP. An award was credited in book entry format to a participant’s notional account in an amount equal to 100% of a participant’s base salary on the date of plan approval in 2005 and 20% of participant’s base salary in each year 2006 through 2009, based on that participant’s base salary as of May 1 of the applicable year. The ECAP awards vested at the rate of 50% of the ECAP award balance at the end of 2007 and 100% of the ECAP award balance was to vest at the end of 2009. Participants were entitled to receive payment of the vested portion of the award if the participant remained employed by Charter continuously from the date of the participant’s initial participation through the end of the calendar year in which his or her award became vested.

The ECAP was revised to allow the participation of new senior executives who became eligible for the plan beginning in 2006.  In 2007, the plan was amended and restated to make it consistent with the 2001 Stock Incentive Plan to include the acceleration and payment of awards in the event of a change in control of Charter.  All Named Executive Officers participated in this plan.

In December 2008, we announced that we were in discussions with certain of our bondholders about a potential financial restructuring of our balance sheet and as part of that process, the Compensation and Benefits Committee hired Towers Perrin as consultants to consider changes to senior management compensation.  Based on recommendations of Towers Perrin, we determined that prepayment of amounts under the ECAP, subject to repayment obligation if the participants' employment were terminated voluntarily or "for cause" prior to December 31, 2009 would provide a valuable retention incentive to ECAP participants.  Therefore, the prepayment of all awards under the ECAP to all participants, including the Named Executive Officers, was made in January 2009.  The prepayment was made at a discounted rate equal to 6% to account for the present value of such awards so prepaid. See the Summary Compensation Table below.

Value Creation Plan

In March 2009, we, after discussion with certain of our bondholders and upon the recommendation of Towers Perrin, adopted the Value Creation Plan (the "VCP") comprised of two components, the Restructuring Value Program (the “RVP”), and the Cash Incentive Program (the “CIP”).

The RVP provided incentives to encourage and reward the thirteen participants critical to our restructuring, for the successful conclusion of the process.  Participants who continued to be employed by us or our subsidiaries until payment of RVP awards earn payments under the RVP upon our emergence from our Chapter 11 restructuring proceeding (the “Proceeding”), subject to certain conditions.  These conditions were met and RVP payments were made in December 2009 to the participants. The amounts paid to the Named Executive Officers were as follows: Mr. Smit - $6 million; Mr. Lovett - $2.38 million; Ms. Schmitz - $765,000; and Mr. Fawaz - $765,000.

The CIP provides annual incentives for participants to achieve specified individual performance goals during each of the three years following our emergence from the Proceeding.  Reasonably attainable individual performance goals for each of the first three years following our emergence from the Proceeding were established by the CEO, and approved by the Compensation and Benefits Committee, within thirty days following our emergence from the Proceeding.  Participants will earn all or a portion of their target award based on the degree to which these goals are achieved in a particular year; provided that any amount not paid in a year other than the third year will be added to the amounts potentially payable upon the participant’s achievement of the performance goals in future years.  The CEO may decrease (including to zero) any Participant’s CIP awards at any time prior to their Vesting Date (as defined in the Value Creation Plan).  Any such reduction shall be used to increase the amounts otherwise payable under the CIP component, as applicable, to one or more other Participants, as selected by the CEO, it being understood that the CEO may not increase his own award without the consent of the board of directors.  Amounts that are not earned by a participant in a particular year may be earned by that participant in a subsequent year if the participant’s performance goals applicable to that subsequent year are achieved.  Participants also fully vest in CIP payments upon an earlier of, or due to (i) a termination of their employment on or after our emergence from the Proceeding due to death, disability, by us for a reason other than “cause,” or voluntarily due to a “good reason” (as each such term is defined in the Plan) and (ii) a “change in control” of Charter if they are then employed by Charter.  The annual target awards for our Named Executive Officers are: Mr. Smit - $2.5 million; Mr. Lovett - $1 million; Ms. Schmitz - $750,000; and Mr. Fawaz - $650,000.

As a result of their participation in the VCP, the Named Executive Officers did not participate in the LTIP in 2009.

Other Compensation Elements

The Named Executive Officers participate in all other benefit programs offered to all employees generally.

Impact of Tax and Accounting

Section 162(m) of the Internal Revenue Code generally provides that certain kinds of compensation in excess of $1 million in any single year paid to the chief executive officer and the three other most highly compensated executive officers other than the chief financial officer of a public company are not deductible for federal income tax purposes. However, pursuant to regulations issued by the U.S. Treasury Department, certain limited exemptions to

Section 162(m) apply with respect to qualified “performance-based compensation.” While the tax effect of any compensation arrangement is one factor to be considered, such effect is evaluated in light of our overall compensation philosophy. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation and Benefits Committee has not adopted a policy that all compensation must be deductible. Stock options and performance shares granted under our 2009 Stock Incentive Plan are subject to the approval of the Compensation and Benefits Committee. The grants qualify as “performance-based compensation” and, as such, are exempt from the limitation on deductions.  Outright grants of restricted stock and certain cash payments (such as base salary and cash bonuses) are not structured to qualify as “performance-based compensation” and are, therefore, subject to the Section 162(m) limitation on deductions and will count against the $1 million cap.

When determining amounts and forms of compensation grants to executives and employees, the Compensation and Benefits Committee considers the accounting cost associated with the grants.  We account for stock-based compensation in accordance with accounting standards regarding stock compensation which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under this accounting guidance, grants of stock options, restricted stock, performance shares and other share-based payments result in an accounting charge. The accounting charge is equal to the fair value of the instruments being issued on the date of the grant and is amortized over the requisite service period, or vesting period of the instruments. For restricted stock and performance shares, the cost is equal to the fair value of the stock on the date of grant times the number of shares or units granted. For stock options, the cost is equal to the fair value of the option on the date of the grant, estimated using the Black-Scholes option-pricing model, times the number of options granted. The following weighted average assumptions were used for grants during the years ended December 31, 2008 and 2007, respectively: risk-free interest rates of 3.5% and 4.6%; expected volatility of 88.1% and 70.3% based on historical volatility; and expected lives of 6.3 years and 6.3 years, respectively. The valuations assume no dividends are paid.  We did not grant stock options in 2009.  Dollar values included in the “Non-Employee Director Compensation Table” and the “Summary Compensation Table” represent the aggregate fair value of all awards granted in 2009 and prior.

Events Relating to Equity Awards

In early 2009, due in part to the low stock trading price and our restructuring, we offered employees who participated in the 2001 Stock Incentive Plan the option of forfeiting their grants of restricted stock and performance shares scheduled to vest in 2009.  Messrs. Smit, Lovett and Fawaz and Ms. Schmitz forfeited their shares and, therefore, there were no vesting events as to equity for them in 2009.  The compensation tables were prepared regarding compensation earned during the fiscal year ending December 31, 2009, 2008 and 2007.

Summary Compensation Table

The following table sets forth information as of December 31, 2009, 2008 and 2007 regarding the compensation to those executive officers listed below for services rendered for the fiscal years ended December 31, 2009, 2008 and 2007. These officers consist of the Chief Executive Officer, Chief Financial Officer and each of the other three most highly compensated executive officers as of December 31, 2009.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)		Stock Awards ($) (2)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (14)	Total ($)

Neil Smit	2009	1,500,000		-		12,113,592		-	10,163,958	16,774	23,794,324
President and Chief	2008	1,343,077		3,196,785		3,345,315	(4)	-	2,824,200	33,465	10,742,842
Executive Officer	2007	1,200,000		870,000		5,966,279	(5)	474,335	1,596,750	20,752	10,128,116

Eloise E. Schmitz	2009	525,000		-		2,961,106		-	1,312,386	10,936	4,809,428
Executive Vice President	2008	475,732		446,330		440,652	(6)	-	377,541	9,304	1,749,559
and Chief Financial Officer	2007	361,381		251,577		875,962	(7)	59,435	194,578	6,067	1,749,000

Michael J. Lovett	2009	757,178		-		5,383,803		-	3,821,586	38,188	10,000,755
Executive Vice President and	2008	750,170		1,287,433		2,081,540	(8)	-	990,012	17,770	5,126,925
Chief Operating Officer	2007	722,762		1,078,978		6,250,794	(9)	1,651,190	778,309	29,673	10,511,706

Gregory L. Doody	2009	526,154	(10)	757,615	(11)	2,691,902		-	237,436	255,123	4,468,230
Executive Vice President and	2008	-		-		-		-	-	-	-
General Counsel	2007	-		-		-		-	-	-	-

Marwan Fawaz	2009	486,757		-		2,691,902		-	1,304,362	11,441	4,494,462
Executive Vice President and	2008	484,458		812,229		669,063	(12)	-	381,862	10,570	2,358,182
Chief Technology Officer	2007	464,634		40,000		1,462,570	(13)	109,506	350,240	7,750	2,434,700

(1)           Amounts reported in this column include discretionary bonuses received by the Named Executive Officer, if any, for the fiscal years ending December 31, 2008 and December 31, 2007, and payments under the ECAP.  As previously discussed, payouts of the balance of each Named Executive Officer's ECAP Account were approved and made to each Named Executive Officer as reflected in this Bonus column for the year 2008.  For further information on the ECAP, please see the section titled "Executive Cash Award Program" in the Compensation Discussion and Analysis.

(2)           Amounts reported in these columns reflect the aggregate grant date fair value of equity grants to each Named Executive Officer.  In 2009, there was a post-emergence grant of restricted stock in December, however, no performance units or stock options were granted in 2009.  Restricted stock reported for 2009 represents the aggregate grant date fair value based on the closing stock price on the Over the Counter Bulletin Board on the grant date of December 16, 2009 of $35.25 per share. As previously noted, all of Charter's equity was cancelled upon Charter's emergence from Chapter 11, including the amounts shown in this table for the years of 2008 and 2007.  Amounts in these prior years were calculated in accordance with accounting guidance regarding stock compensation and represent the aggregate grant date fair value.  For more information on accounting guidance regarding stock compensation, see "Impact of Tax and Accounting" under Compensation Discussion and Analysis.

(3)            Amounts reported in this column include RVP payments made under the VCP upon our emergence from bankruptcy.  For further information on the VCP or RVP, please see the section titled "Value Creation Plan" in "Compensation Discussion and Analysis."  The amounts under this column also include the 2007 and 2008 Executive Bonus Plan bonuses and each Named Executive Officer's target 2009 Executive Bonus Plan bonus earned during the 2009 fiscal year and paid 50% in 2009 with the remaining 50% paid in the first quarter of 2010.  In addition to this bonus payment under the 2009 Executive Bonus Program of $3,747,000, Mr. Smit received a performance cash payment of $416,958 and a $6,000,000 RVP payment under the VCP.  In addition to this bonus payment under the 2009 Executive Bonus Program of $491,794, Ms. Schmitz received a performance cash payment of $55,592 and a $765,000 RVP payment under the VCP. In addition to this bonus payment under the 2009 Executive Bonus Program of $1,182,146, Mr. Lovett received a performance cash payment of $259,440 and a $2,380,000 RVP payment under the VCP. Mr. Doody received a bonus payment under the 2009 Executive Bonus Program of $237,436.  In addition to this bonus payment under the 2009 Executive Bonus Program of $455,970, Mr. Fawaz received a performance cash payment of $83,392 and a $765,000 RVP payment under the VCP.

(4)           In 2008, Mr. Smit received a March 18th grant of 1,851,840 restricted shares at an aggregate grant date fair value of $1,537,027 and a March 18th grant of 2,178,660 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $1,808,288 (maximum value of the performance unit award assuming the highest level of performance conditions was $3,616,576).  These awards have since been canceled for no value pursuant to the Plan.

(5)           In 2007, Mr. Smit received an August 1st grant of 600,000 restricted shares at an aggregate grant date fair value of $2,223,000; a March 9th grant of 579,154 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $1,520,279 (maximum value of the performance unit award assuming the highest level of performance conditions is $3,040,559); and an August 1st grant of 600,000 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $2,223,000 (maximum value of the performance unit award assuming highest level of performance conditions is $4,446,000). These awards have since been canceled for no value pursuant to the Plan.

(6)           In 2008, Ms. Schmitz received a March 18th grant of 123,450 restricted shares at an aggregate grant date fair value of $102,464, a July 1st grant of 92,593 restricted shares at an aggregate grant date fair value of $100,000; a March 18th grant of 145,230 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $120,541 (maximum value of the performance unit award assuming the highest level of performance conditions is $241,082); and a July 1st grant of 108,932 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $117,647 (maximum value of the performance unit award assuming highest level of performance conditions is $235,293). These awards have since been canceled for no value pursuant to the Plan.

(7)           In 2007, Ms. Schmitz received an August 1st grant of 92,500 restricted shares at an aggregate grant date fair value of $342,713; a March 9th grant of 72,585 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $190,536 (maximum value of the performance unit award assuming the highest level of performance conditions is $381,071); and an August 1st grant of 92,500 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $342,713 (maximum value of the performance unit award assuming highest level of performance conditions is $685,425). These awards have since been canceled for no value pursuant to the Plan.

(8)           In 2008, Mr. Lovett received a March 18th grant of 1,152,270 restricted shares at an aggregate grant date fair value of $956,384; and a March 18th grant of 1,355,610 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $1,125,156 (maximum value of the performance unit award assuming the highest level of performance conditions is $2,250,313). These awards have since been canceled for no value pursuant to the Plan.

(9)           In 2007, Mr. Lovett received a March 9th grant of 300,000 restricted shares at an aggregate grant date fair value of $787,500; an August 1st grant of  553,643  restricted shares at an aggregate grant date fair value of $2,051,247; a March 9th grant of 518,400 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $1,360,800 (maximum value of the performance unit award assuming the highest level of performance conditions is $2,721,600); and an August 1st grant of 553,643 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $2,051,247 (maximum value of the performance unit award assuming highest level of performance conditions is $4,102,495). These awards have since been canceled for no value pursuant to the Plan.

(10)           Includes salary received after Mr. Doody was made an employee effective March 2009.  Prior to becoming an employee and serving as general counsel, Mr. Doody was an independent contractor serving as chief restructuring officer and received payments pursuant to an agreement between Charter and Dumaine Advisors, LLC.

(11)           Upon our emergence from bankruptcy, Mr. Doody received a payment equal to $757,615 pursuant to the terms of his employment contract in effect at the time.

(12)           In 2008, Mr. Fawaz received a March 18th grant of 370,380 restricted shares at an aggregate grant date fair value of $307,415; and a March 18th grant of 435,720 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $361,648 (maximum value of the performance unit award assuming highest level of performance conditions is $723,295). These awards have since been canceled for no value pursuant to the Plan.

(13)           In 2007, Mr. Fawaz received an August 1st grant of  150,000  restricted shares at an aggregate grant date fair value of $555,750; a March 9th grant of 133,741 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $351,070 (maximum value of the performance unit award assuming the highest level of performance conditions is $702,140); and an August 1st grant of 150,000 performance units at an aggregate grant date fair value based on probable outcome as of the grant date of $555,750 (maximum value of the performance unit award assuming highest level of performance conditions is $1,111,500). These awards have since been canceled for no value pursuant to the Plan.

(14)            The following table identifies the perquisites and personal benefits received by the Named Executive Officers:

Name	Year	Personal Use of Corporate Airplane ($)	401(k) Matching Contributions ($)	Executive Long-Term Disability Premiums ($)	Gross-up for Executive Long Term Disability ($)	Automobile Allowance ($)	Other ($)		Tax Advisory Services ($)

Neil Smit	2009	-	6,808	1,110	2,081	-	-		6,775
	2008	3,810	3,923	1,060	1,760	-	22,552		360
	2007	10,352	4,288	3,192	-	-	-		2,920

Eloise E. Schmitz	2009	-	7,745	1,110	2,081	-	-		-
	2008	-	6,484	1,060	1,760	-	-		-
	2007	-	6,067	-	-	-	-		-

Michael J. Lovett	2009	19,547	8,250	1,110	2,081	7,200	-		-
	2008	-	7,750	1,060	1,760	7,200	-		-
	2007	12,182	7,750	2,541	-	7,200	-		-

Gregory L. Doody	2009	-	-	43	80	-	255,000	(15)	-
	2008	-	-	-	-	-	-		-
	2007	-	-	-	-	-	-		-

Marwan Fawaz	2009	-	8,250	1,110	2,081	-	-		-
	2008	-	7,750	1,060	1,760	-	-		-
	2007	-	7,750	-	-	-	-		-

(15)           Amount reported includes payments made for Mr. Doody's services pursuant to the agreement between Charter and Dumaine Advisors, LLC, prior to his employment with us.

2009 Grants of Plan Based Awards

As previously noted, all outstanding equity in Charter was cancelled upon our emergence from Chapter 11 including amounts reported in prior years.  Awards of restricted stock were made following our emergence from bankruptcy.  Awards were made under the 2009 Executive Bonus Plan and the Value Creation Plan.  No stock options were granted in the calendar year 2009.

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	All Other Option Awards: Number of Securities Underlying Options (#) (5)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)

Neil Smit	-	-	3,000,000	6,000,000	-	-	-	-	-	-	-
	-	-	-	-	-	6,000,000	6,000,000	-	-	-	-
	-	-	-	-	-	7,500,000	7,500,000	-	-	-	-
	12/16/2009	-	-	-	-	-	-	343,648	-	-	12,113,592

Eloise E. Schmitz	-	-	393,750	590,625	-	-	-	-	-	-	-
	-	-	-	-	-	765,000	765,000	-	-	-	-
	-	-	-	-	-	2,250,000	2,250,000	-	-	-	-
	12/16/2009	-	-	-	-	-	-	84,003	-	-	2,961,106

Michael J. Lovett	-	-	946,474	1,419,711	-	-	-	-	-	-	-
	-	-	-	-	-	2,380,000	2,380,000	-	-	-	-
	-	-	-	-	-	3,000,000	3,000,000	-	-	-	-
	12/16/2009	-	-	-	-	-	-	152,732	-	-	5,383,803

Gregory L. Doody	12/16/2009	-	-	-	-	-	-	76,366	-	-	2,691,902

Marwan Fawaz	-	-	365,068	547,602	-	-	-	-	-	-	-
	-	-	-	-	-	765,000	765,000	-	-	-	-
	-	-	-	-	-	1,950,000	1,950,000	-	-	-	-
	12/16/2009	-	-	-	-	-	-	76,366	-	-	2,691,902

__________
(1)      On December 16, 2009, the Compensation and Benefits Committee approved equity grants of restricted stock effective upon our emergence from bankruptcy and which will vest in three installments on each November 30 of 2010, 2011 and 2012.

(2)      These columns show the range of target payouts under the 2009 Executive Bonus Plan based on 2009 performance.  These payments for 2009 performance were made based on the metrics described in the section titled “2009 Executive Bonus Plan” in the Compensation Discussion and Analysis.  These payments are reflected in the Non-Equity Incentive Plan column in the Summary Compensation Table.

(3)      These columns show the range of payouts under the Value Creation Plan ("VCP") as originally approved by Charter's board of directors on March 12, 2009.  Based on the criteria described in more detail in the section titled “Value Creation Plan” in the Compensation Discussion and Analysis, the VCP contains two components:  the Restructuring Value Program (RVP) and the Cash Incentive Plan (CIP) payments.  The RVP was structured as a one-time payment effective on our emergence from Chapter 11.  The CIP is payable in three (3) installments and based upon certain performance criteria.  On December 15, 2009, Charter's board of directors increased the target bonuses for the CIP as follows:  Ms. Schmitz received an increase of $259,000 from the previous grant, Mr. Lovett received an increase of $269,000 from the previous grant, and Mr. Fawaz received an increase of $160,000 from the previous grant.  The RVP payments are reflected in the Non-Equity Incentive Plan column in the Summary Compensation Table.  No CIP payment has vested to date.

(4)      Awards under this column are granted as restricted shares under the 2009 Stock Incentive Plan.

(5)      No stock option grants were made in 2009.

(6)      Amounts were calculated in accordance with accounting guidance regarding stock compensation and represent the aggregate grant date fair value based on the closing stock price on the Over the Counter Bulletin Board on the grant date of December 16, 2009 of $35.25 per share. For more information on accounting guidance regarding stock compensation, see "Impact of Tax and Accounting" under the Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and unvested restricted stock and performance units for each of our Named Executive Officers, which remained outstanding as of December 31, 2009. All equity, including options, held prior to November 30, 2009 was cancelled upon our emergence from Chapter 11.  As previously stated, restricted stock grants were made to the Named Executive Officers following emergence.

Option Awards					Stock Awards
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (2)	Market Value of Shares or Units of Stock that Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (1)

Neil Smit	-	-	-	-	343,648	$11,855,856	-	-
Eloise E. Schmitz	-	-	-	-	84,003	$2,898,104	-	-
Michael J. Lovett	-	-	-	-	152,732	$5,269,254	-	-
Gregory L. Doody	-	-	-	-	76,366	$2,634,627	-	-
Marwan Fawaz	-	-	-	-	76,366	$2,634,627	-	-

(1)      All outstanding equity in Charter was cancelled upon Charter's emergence from Chapter 11 including amounts reported in prior years.  No stock options or performance units were granted in the calendar year 2009.

(2)      All restricted stock awards vest in equal installments over a three-year period from the grant dates.  No performance unit awards were made in 2009 and performance units were cancelled effective on the emergence date.  Mr. Smit will have 114,549 shares vest on each November 30th of 2010 and 2011 and 114,550 shares on November 30, 2012. Ms Schmitz will have 28,001 shares vest on each November 30 of 2010, 2011 and 2012.  Mr. Lovett will have 50,911 shares vest on each November 30th of 2010 and 2011 and 50,910 shares on November 30, 2012.  Mr. Doody will have 25,455 shares vest on each November 30 of 2010 and 2011 and 25,456 shares vest on November 30, 2012.  Mr. Fawaz will have 25,455 shares vest on each November 30 of 2010 and 2011 and 25,456 shares vest on November 30, 2012.

(3)      Based on the closing stock price on the Over the Counter Bulletin Board at December 31, 2009 of $34.50 per share.

2009 Options Exercised and Stock Vested

No stock options were exercised by any Named Executive Officer during 2009. In addition, Mr. Doody was not the recipient of any stock option grants and, therefore, no options were capable of exercise by him in 2009.  All outstanding stock options were cancelled upon our emergence from bankruptcy.  No further grants of stock options were made following emergence date.

All stock awards scheduled to vest in 2009 were voluntarily forfeited by the Named Executive Officers in 2009 prior to their vesting dates.

Employment Agreements

Neil Smit

On February 28, 2010, Mr. Smit, President and Chief Executive Officer, resigned.

On September 26, 2008, Charter and Mr. Smit entered into an amended and restated employment agreement effective as of July 1, 2008 which was amended on November 30, 2009 pursuant to the First Amendment to Employment Agreement (as amended, the "Smit Agreement").  Under the Smit Agreement, Mr. Smit was to serve as Charter’s President and Chief Executive Officer for a term expiring on June 30, 2010 and to receive a $1,500,000 base salary per year during the term. Mr. Smit was eligible to receive a performance-based bonus equal to not less than 125% and not more than 200% of the target bonus in 2009 and 2010, as determined by the Compensation and Benefits Committee of Charter’s board of directors. In accordance with the Smit Agreement, the target bonus for 2009 and 2010 was two times his base salary or $3,000,000.  Performance criteria did not include Charter’s stock trading price and may have included revenue, average revenue per unit ("ARPU"), revenue generating unit ("RGU"), operating cash flow ("OCF"), new product growth operational improvements, and/or such other metrics as the Compensation and Benefits Committee would determine. Mr. Smit received a signing bonus equal to $2,000,000 upon execution of the Smit Agreement.

The vesting of Mr. Smit's performance cash incentive award from 2008 was to be at June 30, 2010, the termination date of the Smit Agreement, subject only to Mr. Smit's continuous service with Charter through that date.  Each annual equity award in 2009 and 2010 was to have the aggregate fair value on the grant date of $6,000,000, provided, however, that Mr. Smit did not receive an annual long-term incentive plan grant in 2009 since he received the full $6,000,000 award made to him under the RVP pursuant to the VCP.  He was eligible to participate in other employee benefit plans, programs and arrangements generally available to other senior executives and is eligible for other or additional long-term incentives in the sole discretion of the Compensation and Benefits Committee and/or the board of directors, including stock option grants and restricted stock awards. We have agreed to pay or reimburse him for professional fees he incurs in connection with financial counseling, estate planning, tax preparation and the like, up to a maximum of $15,000 for each calendar year during the term of the Smit Agreement. Mr. Smit receives employee benefits and perquisites consistent with those made generally available to other senior executives.

Eloise E. Schmitz

On July 1, 2008, Charter and Ms. Schmitz entered into an amended and restated employment agreement which was amended on November 30, 2009 pursuant to the Amendment to Amended and Restated Employment Agreement (as amended, the "Schmitz Agreement").  The Schmitz Agreement provides that Ms. Schmitz shall be employed in an executive capacity as Executive Vice President and Chief Financial Officer with such responsibilities, duties and authority as are customary for such role, including, but not limited to, overall management responsibility for Charter’s financial reporting, at a salary of $525,000, to be reviewed on an annual basis.  For 2009 and the fiscal years thereafter, she is eligible to participate in the incentive bonus plan with a target bonus of up to 75%.  She is also eligible to receive such other employee benefits as are generally made available to other senior executives.  The Schmitz Agreement contains a two-year non-compete provision and a two year non-solicitation clause.  The term of the Schmitz Agreement is two years from the effective date of the Schmitz Agreement, and will automatically renew at the end of the term and on each anniversary thereof, for one year, unless terminated earlier by either party upon 90 days written notice.

Michael J. Lovett

On August 1, 2007, Charter executed an amended and restated employment agreement with Mr. Lovett that was subsequently amended by an addendum dated March 5, 2008 (as amended, the “Lovett Agreement”). The Lovett Agreement provides that Mr. Lovett shall be employed in an executive capacity as Executive Vice President and Chief Operating Officer with such responsibilities, duties and authority as are customary for such role, including, but not limited to, overall management responsibility for Charter’s operations, at a current annual salary of $757,179, to be reviewed on an annual basis. He is eligible to participate in the incentive bonus plan with a target bonus of at least 125% of salary and to receive such other employee benefits as are available to other senior executives.  The Lovett Agreement contains a two-year non-compete provision and a two year non-solicitation clause.  The term of the Lovett Agreement is three years from the effective date of the Lovett Agreement, and will automatically renew at the end of the term and on each anniversary thereof, for one year, unless terminated earlier by either party upon 90 days written notice.  Mr. Lovett became interim President and Chief Executive Officer upon Mr. Smit's resignation, effective February 28, 2010.

Gregory L. Doody

Mr. Doody was previously a party to an employment agreement with Charter dated March 25, 2009.  That agreement terminated on November 30, 2009.  As of December 31, 2009, Mr. Doody was not a party to any employment agreement with Charter.

Marwan Fawaz

Charter has agreed to an amended and restated employment agreement with Mr. Fawaz as of February 23, 2010 (as amended, the "Fawaz Agreement").  The Fawaz Agreement provides that Mr. Fawaz shall be employed in an executive capacity as Executive Vice President and Chief Technology Officer with such responsibilities, duties and authority as are customary for such role, including, but not limited to, overall management responsibility for Charter’s technology and engineering, at a current annual salary of $486,758, to be reviewed on an annual basis. Mr. Fawaz is eligible to participate in the incentive bonus plan with a target bonus of at least 75% of salary and eligible to receive such other employee benefits as are available to other senior executives.  In addition, pursuant to the Fawaz Agreement, Mr. Fawaz will receive 12,410 restricted shares of Charter Class A common stock, vesting two years from the date granted.  The Fawaz Agreement contains a two-year non-compete provision and a two year non-solicitation clause.  The term of the Fawaz Agreement is two years from the effective date of the Fawaz Agreement, and will automatically renew at the end of the term and on each anniversary thereof for one year, unless terminated earlier by either party upon 90 days written notice.

Separation and Related Arrangements

The following tables show payments due to each of the Named Executive Officers upon termination of employment, assuming that the triggering of payments had occurred on December 31, 2009. The stock price used in these calculations is $34.50 per share, the closing price of Charter Class A common stock on the Over-the-Counter Bulletin Board on December 31, 2009. The paragraphs that follow each table describe the termination provisions that are contained in each named executive officer’s employment agreement. These descriptions cover only information regarding benefits that are not generally available to other employees. Benefits generally available to other employees are:

•	Salary through date of termination (unless otherwise stated);
•	Lump sum payment covering COBRA for the period of severance;
•	Lump sum payment of accrued and unused vacation; and
•	If, applicable, options continue to vest through any applicable severance period and are then exercisable for 60 days following the end of such period.

Neil Smit

The following information has been prepared to show the payments Mr. Smit would receive in the event of the termination of his employment effective December 31, 2009 in accordance Mr. Smit's employment agreement and other plans and agreements in effect as of December 31, 2009.  However, Mr. Smit resigned as President, Chief Executive Officer and member of Charter's board of directors, effective February 28, 2010.  In connection with his separation from Charter, Mr. Smit did not receive any severance beyond the benefits generally available to other departing members of senior management.   Further, he forfeited any unvested equity held at the date of his departure and all payments under the CIP portion of the VCP.  However, he will receive a payment of $278,014 from the performance cash program.

For Cause/Voluntary Termination Event

In the event that Mr. Smit’s employment would have been terminated for “cause” or he terminated his employment for any reason other than “good reason,” he would have been entitled to the right to exercise any vested stock option for the lesser of 30 days or the remainder of the option’s maximum stated term.  In addition, Mr. Smit would have received the full payment of the balance of any annual, long-term or other incentive award earned in respect to any period ending on or prior to the termination date but not yet paid.

Going Private Event

In the event that Charter’s common stock is no longer traded on a national market (a “Going Private Event”), then Charter, in its sole discretion, would have adjusted Mr. Smit’s outstanding equity-based awards using one of three approaches:

•
(a) Accelerate Vesting — accelerate the vesting and exercisability of all stock options; accelerate the vesting of all restricted shares; and deliver a pro-rated amount of unrestricted, publicly tradable securities for each outstanding performance share award assuming target performance;

•
(b) Adjust Awards — make appropriate adjustments in the amounts and kinds of securities of outstanding stock options, restricted stock and performance share awards and/or other terms and conditions of such awards so as to avoid dilution or enlargement of Mr. Smit’s rights and value and to avoid any incremental current tax to him; or

•	(c) Combination of approaches (a) Accelerate Vesting and (b) Adjust Awards.

Following a Going Private Event, to the extent that Mr. Smit’s restricted shares, stock options and/or performance shares remain outstanding under approach (b) Adjust Awards above, then he would have had  the right to “put” any or all securities for a prompt cash payment equal to their fair market value during the 180 days following the settlement date, i.e., the date of vesting or removal of restrictions on any restricted stock, the delivery date of securities in respect of a performance share award or the exercise date of any stock option and/or his termination of employment for any reason following such settlement date. Charter would also have had the right to “call” the securities for the same amount.

Death or Disability Termination Event

In the event that Mr. Smit’s employment was terminated during the term of his Employment Agreement due to his death or disability, he or his estate or beneficiaries would have been entitled to receive:

•	A pro rata bonus for the year of termination equal to 200% of the salary earned through the termination date for the calendar year during which employment was terminated;
•	Full vesting and exercisability of any outstanding stock options and continued ability to exercise his options for the lesser of two years or the remainder of the option’s maximum stated term;
•
Full vesting of any right to receive performance shares, with the number of performance shares earned and the timing of delivery of shares being determined as if all relevant performance goals had been achieved at 100% of the target;

•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target;
•	Full vesting of all amounts payable under the CIP; and
•	Full payment of the balance of any annual, long-term or other incentive award earned in respect to any period ending on or prior to the termination date but not yet paid.

Without Cause/Good Reason/Change in Control Termination Event

In the event that Mr. Smit was terminated by Charter without “cause” or for “good reason,” which included Mr. Smit’s right to voluntarily terminate employment during a 60-day period starting 180 days after a change in control, he would have received:

•	Three (3) times the sum of: (i) his annual salary for the year of termination; plus (ii) 200% of his annual salary for the year of termination;
•	Vesting of restricted stock for a period of one (1) year following Charter's termination without cause;
•	Forfeiture of unvested restricted stock if Mr. Smit terminates his employment for good reason;
•	Full vesting of restricted stock on a change in control event;
•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target;
•	Full vesting of all amounts payable under the CIP; and
•	Full payment of the balance of any other annual, long-term or other incentive award earned in respect to any period ending on or prior to the termination date but not yet paid.

The Employment Agreement also provided tax gross-up payments for certain excise taxes. In the event that Mr. Smit is subject to any excise tax imposed under Section 4999 of the Internal Revenue Code, Charter was required to gross up Mr. Smit for such excise tax and any taxes, penalties and interest associated with such excise tax. In the event that Mr. Smit was subject to any “409A excise tax” (e.g., additional tax, interest, or penalty under Section 409A of the Internal Revenue Code), Charter was required to gross up Mr. Smit for such 409A excise tax and any taxes, penalties and interest associated with such 409A excise tax.

In consideration of the compensation and benefits to be paid to Mr. Smit, the Employment Agreement contained non-compete provisions, non-solicitation of employees and non-solicitation of customers lasting from six months to two years after termination, depending on the type of termination. The Employment Agreement also provides that he cannot reveal or use any confidential information obtained in the course of his employment.

Eloise E. Schmitz

	Termination by Charter for Cause or Voluntary Termination by the Executive ($)	Termination due to Death or Disability ($)	Termination by Charter without Cause (other than after Change-In-Control) ($)	Termination by the Executive for Good Reason (other than after Change-In-Control) ($)	Termination within 30 days before or 13 months after Change in Control for without Cause or Good Reason ($)

Severance	-	-	1,050,000	1,050,000	1,050,000
Bonus (1)	-	393,750	590,625	590,625	590,625
CIP Bonus under VCP (2)	-	2,250,000	2,250,000	2,250,000	2,250,000
Stock Options (3)	-	-	-	-	-
Restricted Stock	-	-	966,035	-	2,898,104
Performance Shares (3)	-	-	-	-	-
Performance Cash	-	-	37,063	37,063	111,200
TOTAL	-	2,643,750	4,893,723	3,927,688	6,899,929

(1)      Bonus is the Target Bonus amount specified under the Executive's employment agreement and payable in accordance with the 2009 Executive Bonus Plan.  See the "2009 Executive Bonus Plan" section in the Compensation Discussion and Analysis for further plan details.

(2)      Bonus is the Executive's Target CIP Bonus payable in accordance with the VCP.  See the "Value Creation Plan" section in the Compensation Discussion and Analysis for further plan details.

(3)      As stated previously, no stock options or performance units were granted in 2009 and all prior equity grants were cancelled in connection with our emergence from bankruptcy.

Death or Disability Termination Event

In the event that Ms. Schmitz is terminated as a result of death or “disability,” Ms. Schmitz, her estate or beneficiaries shall be entitled to receive:

•
In the event there is a period of time during which Ms. Schmitz is not being paid annual base salary and not receiving long-term disability insurance payments, Ms. Schmitz will receive interim payments equal to such unpaid disability insurance payments until commencement of disability insurance payments;

•	Full vesting of all amounts payable under the CIP; and
•	A pro rata bonus for the year of termination.

Without Cause/Good Reason Termination Event

In the event that Ms. Schmitz is terminated by Charter without “cause” or, upon her election, for “good reason,” Ms. Schmitz will receive:

•	Two (2) times her annual base salary and 150% of her target bonus (75% of salary) payable over fifty-two (52) bi-weekly payroll installments following termination;
•	Vesting of restricted stock for a period of one (1) year following Charter's termination without cause;
•	Forfeiture of unvested restricted stock if Ms. Schmitz terminates her employment for good reason;
•	The vesting of performance cash issued in 2008 and prior years for as long as severance payments are made; and
•	Full vesting of all amounts payable under the CIP.

Change in Control Termination Event

In the event that within 30 days before, or 13 months following, the occurrence of a Change in Control, Charter or any of its subsidiaries, terminate her employment without “cause” or she terminates her employment with Charter and its subsidiaries for “good reason,” Ms. Schmitz will receive:

•	Two (2) times her annual base salary and 150% of her target bonus (75% of salary) for the year of termination;
•	All unvested restricted stock shall immediately vest;
•	Full vesting of all amounts payable under the CIP; and
•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target.

The Schmitz Agreement contains a two-year non-solicitation clause for customers and employees and a two-year non-compete provision (or until the end of the term of the Schmitz Agreement, if longer). The Schmitz Agreement provides that she cannot reveal or use any confidential information obtained in the course of her employment.

Michael J. Lovett

	Termination by Charter for Cause or Voluntary Termination by the Executive ($)	Termination due to Death or Disability ($)	Termination by Charter without Cause (other than after Change-In-Control) ($)	Termination by the Executive for Good Reason (other than after Change-In-Control) ($)	Termination within 30 days before or 13 months after Change in Control for without Cause or Good Reason ($)

Severance	-	-	1,892,948	1,892,948	1,892,948
Bonus (1)	-	946,474	1,419,711	1,419,711	1,419,711
CIP Bonus under VCP (2)	-	3,000,000	3,000,000	3,000,000	3,000,000
Stock Options (3)	-	-	-	-	-
Restricted Stock	-	-	1,756,430	-	5,269,254
Performance Shares (3)	-	-	-	-	-
Performance Cash	-	-	172,968	172,968	518,957
TOTAL	-	3,946,474	8,242,057	6,485,627	12,100,870

(1)      Bonus is the Target Bonus amount specified under the Executive's employment agreement and payable in accordance with the 2009 Executive Bonus Plan.  See the "2009 Executive Bonus Plan" section in the Compensation Discussion and Analysis for further plan details.

(2)      Bonus is the Executive's Target CIP Bonus payable in accordance with the VCP.  See the "Value Creation Plan" section in the Compensation Discussion and Analysis for further plan details.

(3)      As stated previously, no stock options or performance units were granted in 2009 and all prior equity grants were cancelled in connection with our emergence from bankruptcy.

Death or Disability Termination Event

In the event that Mr. Lovett is terminated as a result of death or “disability,” Mr. Lovett, his estate or beneficiaries shall be entitled to receive:

•
In the event there is a period of time during which Mr. Lovett is not being paid annual base salary and not receiving long-term disability insurance payments, Mr. Lovett will receive interim payments equal to such unpaid disability insurance payments until commencement of disability insurance payments;

•	Full vesting of all amounts payable under the CIP; and
•	A pro rata bonus for the year of termination.

Without Cause/Good Reason Termination Event

In the event that Mr. Lovett is terminated by Charter without “cause” or, upon his election, for “good reason,” Mr. Lovett will receive:

•	Two and a half (2.5) times his annual base salary and 150% of his target bonus (125% of salary) payable over fifty-two (52) bi-weekly payroll installments following termination;
•	Vesting of restricted stock for a period of one (1) year following Charter's termination without cause;
•	Forfeiture of unvested restricted stock if Mr. Lovett terminates his employment for good reason;
•	Full vesting of performance cash issued in 2008 and prior years for as long as severance payments are made; and
•	Full vesting of all amounts payable under the CIP.

Change in Control Termination Event

In the event that within 30 days before, or 13 months following, the occurrence of a Change in Control, Charter or any of its subsidiaries, terminate his employment without “cause” or he terminates his employment with Charter and its subsidiaries for “good reason,” Mr. Lovett will receive:

•	Two and a half (2.5) times his annual base salary and 150% of his target bonus (125% of salary) for the year of termination;
•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target;
•	Full vesting of all amounts payable under the CIP; and
•	All unvested restricted stock shall immediately vest.

The Lovett Agreement contains a two-year non-solicitation clause for customers and employees and a two-year non-compete provision (or until the end of the term of the Lovett Agreement, if longer). The Lovett Agreement provides that he not ever reveal or use any confidential information obtained in the course of his employment.

Gregory L. Doody

As of December 31, 2009, Mr. Doody was not a party to any employment contract with Charter.  If Mr. Doody's employment with Charter had been terminated effective December 31, 2009, he would have been eligible to receive severance in accordance with our 2009 Severance Plan.  Under the 2009 Severance Plan, eligible employees with a job class of vice president or above are eligible to receive a minimum of 26 weeks of severance up to a maximum of 52 weeks of severance pay. On December 31, 2009, Mr. Doody's annual base salary was equal to $720,000.  If Mr. Doody had been terminated effective December 31, 2009 and offered the minimum severance, he would have received $360,000 of severance pay.  If offered the maximum severance, he would have received $720,000 of severance pay.

Unless otherwise provided in any applicable plan document, any long-term incentive plan awards granted prior to the termination event continue to vest during any severance period.  As more fully set forth in the Grants of Plan Based Awards table, Mr. Doody was the recipient of 76,366 shares of restricted stock in 2009.  In accordance with Charter's 2009 restricted stock agreement, Mr. Doody would not have been entitled to any of this unvested restricted stock in the event of: a termination by Mr. Doody of his employment for good reason, a termination of employment due to death or disability, a termination by Charter for Cause or a voluntary termination by Mr. Doody of his employment.  In addition, under the restricted stock agreement, all unvested shares of restricted stock would have continued to vest for one year following a December 31, 2009 termination of Mr. Doody's employment without cause by Charter and all unvested shares would have immediately vested following a without cause or voluntary termination of Mr. Doody's employment within thirteen (13) months following the occurrence of a change in control.  A without-cause, non-change in control termination would have resulted in vesting of 25,455 shares equal to $878,198.  A change in control termination would have resulted in immediate vesting of the entire grant of 76,366 shares equal to $2,634,627.

Marwan Fawaz

	Termination by Charter for Cause or Voluntary Termination by the Executive ($)	Termination due to Death or Disability ($)	Termination by Charter without Cause (other than after Change-In-Control) ($)	Termination by the Executive for Good Reason (other than after Change-In-Control) ($)	Termination within 30 days before or 13 months after Change in Control for without Cause or Good Reason ($)

Severance	-	-	973,516	973,516	973,516
Bonus (1)	-	365,068	547,602	547,602	547,602
CIP Bonus under VCP (2)	-	1,950,000	1,950,000	1,950,000	1,950,000
Stock Options (3)	-	-	-	-	-
Restricted Stock	-	-	878,198	-	2,634,627
Performance Shares (3)	-	-	-	-	-
Performance Cash	-	-	55,597	55,597	166,808
TOTAL	-	2,315,068	4,404,913	3,526,715	6,272,553

(1)      Bonus is the Target Bonus amount specified under the Executive's employment agreement and payable in accordance with the 2009 Executive Bonus Plan.  See the "2009 Executive Bonus Plan" section in the Compensation Discussion and Analysis for further plan details.

(2)      Bonus is the Executive's Target CIP Bonus payable in accordance with the VCP.  See the "Value Creation Plan" section in the Compensation Discussion and Analysis for further plan details.

(3)      As stated previously, no stock options or performance units were granted in 2009 and all prior equity grants were cancelled in connection with our emergence from bankruptcy.

Death or Disability Termination Event

In the event that Mr. Fawaz is terminated as a result of death or “disability,” Mr. Fawaz, his estate or beneficiaries shall be entitled to:

•
In the event there is a period of time during which Mr. Fawaz is not being paid annual base salary and not receiving long-term disability insurance payments, Mr. Fawaz will receive interim payments equal to such unpaid disability insurance payments until commencement of disability insurance payments;

•	Full vesting of all amounts payable under the CIP; and
•	A pro rata bonus for the year of termination.

Without Cause/Good Reason Termination Event

In the event that Mr. Fawaz’s employment is terminated by Charter without “cause” or by Mr. Fawaz for “good reason,” Mr. Fawaz will receive:

•	Two (2) times his annual base salary and 150% of his target bonus (75% of salary) payable over fifty-two (52) bi-weekly payroll installments following termination;
•	Vesting of restricted stock for a period of one (1) year following Charter's termination without cause;
•	Forfeiture of unvested restricted stock if Mr. Fawaz terminates his employment for good reason;
•	The vesting of performance cash issued in 2008 and prior years for as long as severance payments are made;
•	Full vesting of all amounts payable under the CIP.

Change in Control Termination Event

In the event that within 30 days before, or 13  months following, the occurrence of a Change in Control, Charter or any of its subsidiaries, terminate his employment without “cause” or he terminates his employment with Charter and its subsidiaries for “good reason,” Mr. Fawaz will receive:

•	Two (2) times his annual base salary and 150% of his target bonus (75% of salary) for the year of termination;

•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target;
•	Full vesting of all amounts payable under the CIP; and
•	All unvested restricted stock shall immediately vest.

The Fawaz Agreement contains a two-year non-solicitation clause for customers and employees and a two-year non-compete provision (or until the end of the term of the agreement, if longer). The Fawaz Agreement provides that he not ever reveal or use any confidential information obtained in the course of his employment.

Director Compensation

As stated previously, upon Charter's emergence from its Chapter 11 proceedings on November 30, 2009, a new board of directors was appointed pursuant to the Plan consisting of W. Lance Conn, Robert Cohn, Bruce Karsh, Darren Glatt, John D. Markley, Jr., William McGrath, Neil Smit, Christopher Temple and Eric Zinterhofer.  David C. Merritt was subsequently elected to the board of directors in December 2009.  Charter's board of directors was made up of the following individuals during the calendar year of 2009 preceding Charter's emergence from its Chapter 11 proceedings:  Paul Allen, W. Lance Conn, Rajive Johri, Robert P. May, David C. Merritt, Jo Lynn Allen, Neil Smit, John H. Tory and Larry W. Wangberg.  Messrs. Conn, Merritt and Smit are the only individuals to serve on both the former and current boards.

Prior to November 30, 2009, each non-employee member of the former board of directors received an annual retainer of $105,000 in cash. In addition, the Audit Committee chair received $25,000 per year, and the chair of each other committee received $10,000 per year. Each committee member also received $1,000 for attendance at each committee meeting. Each director received $1,000 for telephonic attendance at each meeting of the full former board of directors and $2,000 for in-person attendance. Each director of Charter was entitled to reimbursement for costs incurred in connection with attendance at board and committee meetings and for the cost of certain continuing director education.

On January 21, 2010, the current board of directors approved a new director compensation package.  The package includes an annual retainer of $80,000 in cash and an annual award of $80,000 in restricted stock.  In addition, the Audit Committee chair receives $20,000 per year, the Compensation Committee chair receives $10,000 per year, and the chair of each other committee receives $7,500 per year.  Each Audit Committee member receives $15,000 per year, each Compensation Committee member receives $10,000 per year and all other committee members receive $7,500 per year.  The current board of directors eliminated any fees in connection with board or committee meeting attendance.

Messrs. Glatt and Zinterhofer (as to Apollo Management, L.P.), Mr. Karsh (as to Oaktree Opportunities Investments, L.P.) and Mr. McGrath (as to Vulcan Inc.) have each requested that all cash compensation they receive for their participation on Charter’s board of directors or committees of the board be paid directly to their respective employers in accordance with internal policies.  Further, Messrs. Glatt and Zinterhofer have declined the equity portion of their compensation for participation on Charter's board of directors. Mr. Karsh will be accepting and retaining the equity portion of his board compensation.  In connection with his service on Charter's former board of directors and his prior employment at Vulcan, Mr. Conn had previously turned over all cash compensation to Vulcan through his departure from Vulcan in May 2009.

Directors who are employees do not receive additional compensation for board of directors' participation. Mr. Smit was the only director who was also an employee during 2009. Non-employee directors are not eligible for non-equity incentive compensation within the 2009 Executive Bonus Plan.

The following table sets forth information as of November 30, 2009 regarding the compensation to those non-employee members of the former board of directors listed below for services rendered for the fiscal year ended December 31, 2009.  Even though members of the current board of directors were appointed and served in the fiscal year ended December 31, 2009, none of those directors received any compensation for their board service in 2009.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Paul Allen	129,750	-	-	129,750
W. Lance Conn	106,750	-	-	106,750
Rajive Johri	117,750	-	-	117,750
Robert P. May	125,750	-	-	125,750
David C. Merritt	142,750	-	-	142,750
Jo Lynn Allen	101,750	-	-	101,750
John H. Tory	114,750	-	-	114,750
Larry W. Wangberg	114,750	-	-	114,750

(1)
The directors received a $10,000 payment toward their annual retainer in January 2009.  In the first quarter, the equity portion of their retainer was cancelled so the monetary retainer amounts for the remaining quarters increased to $26,250 a quarter for April, July and October payments.  The amounts paid to the former board of directors also included $1,000 for attendance at each committee meeting and telephonic meeting of the full board and $2,000 for in-person attendance for full board meetings. Mr. Allen received an additional $20,000 for service as committee chair of two committees; Messrs. May and Wangberg each received an additional $10,000 for service as committee chairs; and Mr. Merritt received an additional $25,000 for service as Audit Committee Chair.

Compensation Committee Interlocks and Insider Participation

Prior to our emergence from Chapter 11, the Compensation and Benefits Committee was comprised of Messrs. Allen, May and Merritt. Charter's current board of directors appointed Messrs. Cohn, Conn and Zinterhofer to the Compensation and Benefits Committee.  No member of Charter’s Compensation and Benefits Committee was an officer or employee of Charter or any of its subsidiaries during 2009. Mr. Allen served as a non-employee Chairman of the board prior to emergence and Mr. Zinterhofer was elected as a non-employee Chairman of the board upon emergence.

During 2009: (1) none of Charter’s executive officers served on the compensation committee of any other company that has an executive officer currently serving on Charter’s board of directors or Compensation and Benefits Committee and (2) none of Charter’s executive officers served as a director of another entity, one of whose executive officers served on the Compensation and Benefits Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2009 regarding the beneficial ownership of Charter’s Class A and Class B common stock by:

•	each holder of more than 5% of our outstanding shares of common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC.  These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.  Common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be outstanding and beneficially owned by the person holding the options.  These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  Percentage of beneficial ownership is based on 112,576,872 shares of Class A common stock outstanding as of December 31, 2009.  Except as disclosed in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.  Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is 12405 Powerscourt Drive, St. Louis, Missouri 63131.

	Shares Beneficially Owned(1)
Name	Number	Percent of Class	Percent of Vote
5% Stockholders:
Paul G. Allen(2)	8,654,722	7.21%	39.91%
Funds affiliated with AP Charter Holdings, L.P.(3)	35,691,388	31.44%	19.68%
Oaktree Opportunities Investments, L.P. and certain affiliated funds(4)	20,153,649	17.83%	11.15%
Funds advised by Franklin Advisers, Inc. (5)	21,656,332	18.80%	11.83%
Funds affiliated with Encore LLC(6)	11,071,525	9.83%	6.14%

Executive Officers and Directors:
Robert Cohn	-	-	-
W. Lance Conn	-	-	-
Darren Glatt(7)	35,691,388	31.44%	19.68%
Bruce A. Karsh(8)	20,153,649	17.83%	11.15%
John D. Markley, Jr.	-	-	-
David C. Merritt	-	-	-
William L. McGrath(9)	212,923	*	*
Christopher M. Temple	-	-	-
Eric L. Zinterhofer(10)	35,691,388	31.44%	19.68%
Neil Smit(11)	343,648	*	*
Eloise E. Schmitz(12)	84,003	*	*
Michael J. Lovett(13)	152,732	*	*
Gregory L. Doody(14)	76,366	*	*
Marwan Fawaz(15)	76,366	*	*
All executive officers and directors	56,947,616	49.89%	31.18%
as a group (18 persons)(16)
__________
* less than 2%

(1)
Shares shown in the table above include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.  The calculation of this percentage assumes for each person the acquisition by such person of all shares that may be acquired upon exercise of warrants to purchase shares of Class A common stock.

(2)
Includes 2,241,299 shares of Class B common stock (which are convertible into a like number of shares of Class A common stock) entitled to thirty-five percent (35%) of the vote of the common stock on a fully diluted basis; and 0.19 of a Charter Holdco Unit that is exchangeable for 212,923 shares of Class A common stock on or prior to November 30, 2014.  Includes 1,143,886 shares of Class A common stock and 5,056,614 shares of Class A common stock issuable upon exercise of warrants held by Mr. Allen.  The address of Mr. Allen is: c/o Vulcan Inc. 505 Fifth Avenue South, Suite 900, Seattle, WA 98104. On February 8, 2010, Mr. Allen caused the exchange of CII's remaining Charter Holdco Unit for 212,923 shares of Class A common stock.

(3)
Includes shares and warrants beneficially owned by the listed shareholder.  Of the amount listed, 32,858,747 shares and 745,379 CIH warrants are held by AP Charter Holdings, L.P.  Of the amount listed, 1,264,996 shares and 121,989 CIH warrants are held by Red Bird, L.P.  Of the amount listed, 450,653 shares and 45,001 CIH warrants are held by Blue Bird, L.P.  Of the amount listed 185,268 shares and 19,355 CIH warrants are held by Green Bird, L.P.  (together with Blue Bird, L.P. and Red Bird, L.P., the “Apollo Partnerships”).

The general partner of AP Charter Holdings, L.P. is AP Charter Holdings GP, LLC.  The managers of AP Charter Holdings GP, LLC are Apollo Management VI, L.P. and Apollo Management VII, L.P.  The general partner of Apollo Management VI, L.P. is AIF VI Management, LLC, and the general partner of Apollo Management VII, L.P. is AIF VII Management, LLC.  Apollo Management, L.P. is the sole member and manager of each of AIF VI Management, LLC and AIF VII Management, LLC.  The general partner of Apollo Management, L.P. is Apollo Management GP, LLC.

The general partner of Red Bird, L.P. is Red Bird GP, Ltd. and the general partner of Blue Bird, L.P. is Blue Bird GP, Ltd.  The general partner of Green Bird, L.P. is Green Bird GP, Ltd.  Apollo SVF Management, L.P. is the director of each of Red Bird GP, Ltd. and Blue Bird GP, Ltd., and Apollo Value Management, L.P. is the director of Green Bird GP, Ltd.  The general partner of Apollo SVF Management, L.P. is Apollo SVF Management GP, LLC, and the general partner of Apollo Value Management, L.P. is Apollo Value Management GP, LLC.  Apollo Capital Management, L.P. is the sole member and manager of each of Apollo SVF Management GP, LLC and Apollo Value Management GP, LLC.  The general partner of Apollo Capital Management, L.P. is Apollo Capital Management GP, LLC.  Apollo Management Holdings, L.P. is the sole member and manager of each of Apollo Management GP, LLC and Apollo Capital Management GP, LLC, and Apollo Management Holdings GP, LLC is the general partner of Apollo Management Holdings, L.P.

The sole shareholder of Red Bird, L.P. is Apollo SOMA Advisors, L.P., the sole shareholder of Blue Bird, L.P. is Apollo SVF Advisors, L.P., and the sole shareholder of Green Bird, L.P. is Apollo Value Advisors, L.P.  The general partner of Apollo SOMA Advisors, L.P. is Apollo SOMA Capital Management, LLC, the general partner of Apollo SVF Advisors, L.P. is Apollo SVF Capital Management, LLC, and the general partner of Apollo Value Advisors, L.P. is Apollo Value Capital Management, LLC.  Apollo Principal Holdings II, L.P. is the sole member and manager of each of Apollo SOMA Capital Management, LLC, Apollo SVF Capital Management, LLC and Apollo Value Capital Management, LLC.  Apollo Principal Holdings II GP, LLC is the general partner of Apollo Principal Holdings II, L.P.

AP Charter Holdings, L.P. does not have voting or dispositive power over the shares owned of record by any of the Apollo Partnerships, and none of the Apollo Partnerships have any voting or dispositive power over the shares owned of record by AP Charter Holdings, L.P. or any of the other Apollo Partnerships.  AP Charter Holdings, L.P. has granted a proxy to Apollo Management VI, L.P. and Apollo Management VII, L.P. to vote the shares of Charter Communications Inc. that AP Charter Holdings, L.P. holds of record.  Leon Black, Joshua Harris and Marc Rowan are the principal executive officers and managers of Apollo Management Holdings GP, LLC and Apollo Principal Holdings II GP, LLC, and as such may be deemed to have voting and dispositive powers with respect to the shares that are beneficially owned or owned of record by the Apollo Partnerships.  Each of Messrs. Black, Harris and Rowan, and each of Apollo Management VI, L.P. and Apollo Management VII, L.P., and each of the other general partners, managers and sole shareholders described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by any of AP Charter Holdings, L.P. or the Apollo Partnerships, except to the extent of any pecuniary interest therein.

The address for AP Charter Holdings, L.P., AP Charter Holdings GP, LLC, Apollo SOMA Advisors, L.P., Apollo SVF Advisors, L.P., Apollo Value Advisors, L.P., Apollo SOMA Capital Management, LLC, Apollo SVF Capital Management, LLC, Apollo Value Capital Management, LLC, Apollo Principal Holdings II, L.P. and Apollo Principal Holdings II GP, LLC is One Manhattanville Road, Suite 201, Purchase, NY 10577.  The address for Red Bird, L.P., Red Bird GP, Ltd., Green Bird, L.P., Green Bird GP, Ltd., Blue Bird, L.P. and Blue Bird GP, Ltd. is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman, KY1-9905.  The address for Apollo Management VI, L.P.; Apollo Management VII, L.P.: AIF VI Management, LLC: AIF VII Management, LLC; Apollo Management, L.P.; Apollo Management GP, LLC; Apollo SVF Management, L.P., Apollo Value Management, L.P., Apollo SVF Management GP, LLC, Apollo Value Management GP, LLC, Apollo Capital Management, L.P., Apollo Capital Management GP, LLC, Apollo Management Holdings, L.P.; Apollo Management Holdings GP, LLC, and Messrs. Black, Rowan and Harris is 9 W. 57th Street, 43rd Floor, New York, NY 10019.

(4)
Includes shares beneficially owned by Oaktree Opportunities Investments, L.P. and warrants beneficially owned by affiliates of Oaktree Opportunities Investments, L.P.  Of the amount listed, 19,725,105 shares of Class A common stock are held by Oaktree Opportunities Investments, L.P.; 95,743 warrants are held by OCM Opportunities Fund V, L.P.; 215,108 warrants are held by OCM Opportunities Fund VI, L.P.; 104,553 warrants are held by OCM Opportunities Fund VII Delaware, L.P.; and 13,140 warrants are held by Oaktree Value Opportunities Fund, L.P.  The mailing address for the holders listed above is c/o Oaktree Capital Management, L.P. 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.  The general partner of Oaktree Opportunities Investments, L.P. is Oaktree Fund GP, LLC.  The managing member of Oaktree Fund GP, LLC is Oaktree Fund GP I, L.P.  The general partner of Oaktree Fund GP I, L.P. is Oaktree Capital I, L.P.  The general partner of Oaktree Capital I, L.P. is OCM Holdings I, LLC.  The managing member of OCM Holdings I, LLC is Oaktree Holdings, LLC.  The managing member of Oaktree Holdings, LLC is Oaktree Capital Group, LLC.  The holder of a majority of the voting units of Oaktree Capital Group, LLC is Oaktree Capital Group Holdings, L.P.  The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC.  The members of Oaktree Capital Group Holdings GP, LLC are Kevin Clayton, John

 Frank, Stephen Kaplan, Bruce Karsh, Larry Keele, David Kirchheimer, Howard Marks and Sheldon Stone.  Each of the general partners, managing members, unit holders and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by Oaktree Opportunities Investments, L.P., except to the extent of any pecuniary interest therein.  The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA  90071.

(5)
Includes shares and warrants exercisable for shares of Class A common stock.  Of the amount listed, Franklin related funds hold 4,926,010 shares of Class A common stock and warrants exercisable for 2,610,619 shares of Class A common stock.  The business address for all entities listed in the preceding sentence is Franklin Parkway, San Mateo, California 94403.

(6)
The managing members of Encore, LLC are Crestview Partners, L.P., Crestview Partners (PF), L.P., Crestview Holdings (TE), L.P., Encore (ERISA), Ltd., Crestview Offshore Holdings (Cayman), L.P.   Crestview Partners (ERISA), L.P. is the manager of Encore (ERISA), Ltd.  The general partner of Crestview Partners, L.P. Crestview Partners (PF), L.P., Crestview Holdings (TE), L.P., Crestview Partners (ERISA), L.P., and Crestview Offshore Holdings (Cayman), L.P. is Crestview Partners GP, L.P. The general partner of Crestview Partners GP, L.P. is Crestview, LLC.

The managing members of Encore II, LLC are Crestview Partners II, L.P., Crestview Partners II (FF), L.P., Crestview Partners II (PF), L.P, Crestview Partners II (TE), L.P., Crestview Offshore Holdings II (Cayman), L.P., and Crestview Offshore Holdings II (FF Cayman), L.P.  The general partner of the managing members of Encore II, LLC is Crestview Partners II, GP. The general partner of Crestview Partners GP, L.P. is Crestview, LLC.

Crestview LLC is managed and owned by the following four members, Volpert Investors, L.P., Murphy Investors, L.P., DeMartini Investors, L.P. and RJH Investment Partners, L.P.  Each of these four limited partnerships is owned solely by family members of its related senior manager, who are: Barry Volpert, Thomas S. Murphy, Jr., Richard DeMartini and Robert J. Hurst, respectively. The officers and directors of Crestview LLC have voting and dispositive powers with respect to the shares by beneficially owned by the Encore partnerships above. The officers and directors of Crestview LLC are as follows, Barry Volpert, Chief Executive Officer, Thomas S. Murphy, Jr., President, Robert J. Hurst, Managing Director, Richard DeMartini, Managing Director, Jeff Marcus, Managing Director, and Bob Delaney, Managing Director.  The officers and directors of Crestview LLC above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by the Encore partnerships except to the extent of any pecuniary interest therein.

The business address for Encore, LLC,  Encore II, LLC, Crestview Partners, L.P. Crestview Partners (PF), L.P., Crestview Holdings (TE), L.P., Crestview Partners (ERISA), L.P., Crestview Partners II, L.P., Crestview Partners II (FF), L.P., Crestview Partners II (PF), L.P, Crestview Partners II  (TE), L.P, Crestview Partners GP, L.P, Crestview Partners II, GP and Crestview, LLC  is c/o Crestview Partners 667 Madison Avenue, 10th Floor, New York, New York 10065.

The business address for Encore (ERISA), Ltd., Crestview Offshore Holdings (Cayman), L.P., Crestview Offshore Holdings II (Cayman), L.P., and Crestview Offshore Holdings II (FF Cayman), L.P. is Maples Corporate Services, Limited, PO Box 309 GT, Ugland House, George Town, Grand Cayman, Cayman Islands.

(7)
By virtue of being a principal at Apollo Management, L.P, Mr. Glatt may be deemed to have or share beneficial ownership of shares beneficially owned by AP Charter Holdings, L.P., Red Bird, L.P., Blue Bird, L.P.; and Green Bird, L.P.  Mr. Glatt expressly disclaims beneficial ownership of such shares, except to the extent of his direct pecuniary interest therein. See Note 3.

(8)
By virtue of being a member of Oaktree Capital Group Holdings GP, LLC, Mr. Karsh may be deemed to have or share beneficial ownership of shares or warrants beneficially owned by Oaktree Opportunities Investments, L.P. or certain of its affiliated funds.  Mr. Karsh expressly disclaims beneficial ownership of such shares or warrants, except to the extent of his direct pecuniary interest therein. See Note 4.

(9)
By virtue of being the Executive Vice President and General Counsel of Vulcan Inc., Mr. McGrath may be deemed to have or share beneficial ownership of shares beneficially owned by CII. CII currently holds 0.19 Holdco Units that may be exchanged for 212,923 shares of Class A common stock. Mr. McGrath expressly disclaims beneficial ownership of such shares, except to the extent of his direct pecuniary interest therein. On

February 8, 2010, Mr. Allen caused the exchange of CII's remaining Charter Holdco Unit for 212,923 shares of Class A common stock.

(10)
By virtue of being a senior partner at Apollo Management, L.P, Mr. Zinterhofer may be deemed to have or share beneficial ownership of shares beneficially owned by AP Charter Holdings, L.P., Red Bird, L.P., Blue Bird, L.P.; and Green Bird, L.P.  Mr. Zinterhofer expressly disclaims beneficial ownership of such shares, except to the extent of his direct pecuniary interest therein. See Note 3.

(11)	Includes 343,648 shares of restricted stock issued pursuant to the 2009 Stock Incentive Plan that are not yet vested, but eligible to be voted.

(12)	Includes 84,003 shares of restricted stock issued pursuant to the 2009 Stock Incentive Plan that are not yet vested, but eligible to be voted.

(13)	Includes 152,732 shares of restricted stock issued pursuant to the 2009 Stock Incentive Plan that are not yet vested, but eligible to be voted.

(14)	Includes 76,366 shares of restricted stock issued pursuant to the 2009 Stock Incentive Plan that are not yet vested, but eligible to be voted.

(15)	Includes 76,366 shares of restricted stock issued pursuant to the 2009 Stock Incentive Plan that are not yet vested, but eligible to be voted.

(16)
Includes shares of restricted stock issued pursuant the 2009 Stock Incentive Plan that are not yet vested, but eligible to be voted, and the shares of our Class A common stock beneficially owned described in footnotes (7), (8), (9), (10), (11), (12), (13), (14) and (15).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We maintain written policies and procedures covering related party transactions.  Charter’s Audit Committee reviews the material facts of related party transactions.  Management has various procedures in place, e.g., Charter's Code of Conduct which requires annual certifications from employees that are designed to identify potential related party transactions.  Management brings those to the Audit Committee for review as appropriate.

The following sets forth certain transactions in which we are involved and in which the directors, executive officers and affiliates of Charter have or may have a material interest.  A number of our debt instruments and those of our subsidiaries require delivery of fairness opinions for transactions with affiliates involving more than $50 million.  Such fairness opinions have been obtained whenever required.  All of our transactions with affiliates have been deemed by Charter's board of directors or a committee of the board of directors to be in our best interest.  Related party transactions are approved by the Audit Committee or another independent body of Charter's board of directors.

Recent Development – Restructuring

Paul Allen

In connection with the Plan, Charter, Mr. Allen and CII entered into the Allen Agreement, in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries.  In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock equal to 2% of the equity value of Charter, after giving effect to the Rights Offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  See "Security Ownership of Certain Beneficial Owners and Management" for specific ownership information.  Each share of new Charter Class B common stock is convertible, at the option of the holder, into one share of new Charter Class A common stock, and is subject to significant restrictions on transfer and conversion pursuant to the Lock-Up Agreement.  See “Part I. Item 1A. Risk Factors —Risks Related to Ownership Positions of Charter's Principal Shareholders – The Failure by Paul G. Allen to maintain a minimum voting interest in us could trigger a change of control default under our subsidiary's credit facilities.”  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  On the Effective Date, CII received: (i) 4.7 million warrants to purchase shares of new Charter Class A common stock, (ii)

$85 million principal amount of new CCH II notes (transferred from CCH I noteholders), (iii) $25 million in cash for amounts previously owed to CII under a management agreement described below, (iv) $20 million in cash for reimbursement of fees and expenses in connection with the Plan, and (v) an additional $150 million in cash.  The warrants described above have an exercise price per share of $19.80 and expire seven years after the date of issuance. In addition, on the Effective Date, CII retained a minority equity interest in reorganized Charter Holdco of 1% and a right to exchange such interest into new Charter Class A common stock. On December 28, 2009, CII exchanged 81% of its interest in Charter Holdco, and on February 8, 2010 the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter and ownership of CII was transferred to Charter.  The warrants and common stock previously issued to CII were transferred to Mr. Allen in connection with the Holdco Exchange and transfer of CII’s ownership to Charter.  In connection with the Plan, Mr. Allen transferred his preferred equity interest in CC VIII to Charter.  Mr. Allen has the right to elect up to four of Charter's eleven board members.

Exchange Agreement

On November 30, 2009, Charter, Charter Holdco, CII and Mr. Allen entered into the Exchange Agreement, pursuant to which Mr. Allen and certain persons and entities affiliated with Mr. Allen (together, the “Allen Entities”) have the right and option, at any time and from time to time on or prior to November 30, 2014, to require us to (i) exchange all or any portion of their  membership units in Charter Holdco (the “Holdco Units”) for $1,000 in cash and up to 1,120,621 shares of new Charter Class A common stock in a taxable transaction, (ii) exchange 100% of the equity in such Allen Entity for $1,000 in cash and 1,120,621 shares of new Charter Class A common stock in a taxable transaction, or (iii) permit such Allen Entity to merge with and into Charter, or a wholly-owned subsidiary of Charter, or undertake tax-free transactions similar to the taxable transactions in clauses (i) and (ii), provided that the exchange rights described in clauses (ii) and (iii) are subject to certain limitations.  The number of shares of new Charter Class A common stock that an Allen Entity receives is subject to certain adjustments, including for certain distributions received from Charter Holdco prior to the date the option to exchange is exercised and for certain distributions made by Charter to holders of its new Charter Class A common stock.  In addition, no sooner than at least 120 days following the Effective Date, in the event that a transaction that would constitute a Change of Control (as defined in the Lock-Up Agreement) is approved by a majority of the members of Charter's board of directors not affiliated with the person(s) proposing such transactions, Charter will have the right to require the Allen Entities to effect an exchange transaction of the type elected by the Allen Entities from subclauses (i), (ii) or (iii) above, which election is subject to certain limitations.

As of November 30, 2009, there was an aggregate of 100 Holdco Units outstanding, of which 99 were held by Charter and one (1) was held by CII.  As permitted by the Exchange Agreement, on December 28, 2009, CII exchanged 0.81 Holdco Unit for 907,698 shares of new Charter Class A common stock plus $1,000.  On February 8, 2010, CII exchanged its remaining 0.19 Holdco Unit for an additional 212,923 shares of new Charter Class A common stock.  As a result, as of February 8, 2010, Charter and its subsidiaries hold all of the outstanding and issued Holdco Units.

Noteholders

Our Plan was funded with cash on hand, the Notes Exchange and the Rights Offering.  In addition to separate restructuring agreements entered into with certain holders of certain of our subsidiaries’ notes (the “Noteholders”), the Noteholders entered into commitment letters with Charter pursuant to which they agreed to exchange and/or purchase, as applicable, certain securities of Charter.   The Rights Offering resulted in holders of CCH I notes electing to purchase approximately $1.6 billion of new Charter Class A common stock and certain of the Noteholders electing to exercise an overallotment option to purchase an additional approximately $40 million of new Charter Class A common stock.  The Plan also provided that upon emergence from bankruptcy each holder of 10% or more of the voting power of the Successor would have the right to nominate one member of the initial board of directors for each 10% of voting power.  Certain of the Noteholders met the 10% requirement and appointed members to Charter’s board of directors in accordance with the Plan, including Messrs. Zinterhofer and Glatt who are employees of Apollo Management, L.P.; Mr. Karsh who was appointed by Oaktree Opportunities Investments, L.P. and is president of Oaktree Capital Management, L.P.; and Mr. Cohn who was appointed by Funds advised by Franklin Advisers, Inc.  As set forth in "—Security Ownership of Certain Beneficial Owners and Management," funds affiliated with AP Charter Holdings, L.P. beneficially hold approximately 31% of the new Charter Class A common stock representing approximately 20% of the vote.  Oaktree Opportunities Investments, L.P. and certain affiliated funds beneficially hold approximately 18% of the new Charter Class A common stock representing approximately 11% of the vote.  Funds advised by Franklin Advisers, Inc. beneficially hold approximately 19% of the new Charter Class A common stock representing approximately 12% of the vote.

Transactions Arising Out of Our Organizational Structure

Intercompany Management Arrangements

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries.  Under these agreements, Charter provides management services for the cable systems owned or operated by its subsidiaries.  These management agreements provide for reimbursement to Charter for all costs and expenses incurred by it for activities relating to the ownership and operation of the managed cable systems, including corporate overhead, administration and salary expense.

The total amount paid by Charter Holdco and all of its subsidiaries is limited to the amount necessary to reimburse Charter for all of its expenses, costs, losses, liabilities and damages paid or incurred by it in connection with the performance of its services under the various management agreements and in connection with its corporate overhead, administration, salary expense and similar items.  Payment of management fees by Charter’s operating subsidiaries is subject to certain restrictions under the credit facilities and indentures of such subsidiaries.  If any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries.  For the year ended December 31, 2009, the subsidiaries of Charter Holdings paid a total of $354 million in management fees to Charter including reimbursement of reorganization items incurred in connection with the Plan.

Mutual Services Agreement

Charter and Charter Holdco are parties to a mutual services agreement whereby each party shall provide rights and services to the other parties as may be reasonably requested for the management of the entities involved and their subsidiaries, including the cable systems owned by their subsidiaries all on a cost-reimbursement basis.  The officers and employees of each party are available to the other party to provide these rights and services, and all expenses and costs incurred in providing these rights and services are paid by Charter.  Each  party will indemnify and hold harmless the other party and its directors, officers and employees from and against any and all claims that may be made against any of them in connection with the mutual services agreement except due to its or their gross negligence or willful misconduct.  For the year ended December 31, 2009, Charter paid approximately $117 million to Charter Holdco for services rendered pursuant to the mutual services agreement.  All such amounts are reimbursable to Charter pursuant to a management arrangement with our subsidiaries.

Previous Management Agreement with Charter Investment, Inc.

Prior to November 12, 1999, CII, then controlled by Mr. Allen, provided management and consulting services to our operating subsidiaries for a fee equal to 3.5% of the gross revenues of the systems then owned, plus reimbursement of expenses.  Any deferred amount of this management fee was accrued with payment at the discretion of CII, bearing interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it was paid.  As previously noted, in connection with the consummation of the Allen Agreement under the Plan, CII was paid at closing $25 million in cash in full satisfaction of amounts due and owing to CII under this management agreement.

CC VIII, LLC

Charter acquired certain cable systems owned by Bresnan Communications Company Limited Partnership in February 2000.  As part of a subsequent settlement in 2005 regarding an issue as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the interest in CC VIII (the “CC VIII Settlement”), CII retained 30% of the CC VIII preferred membership interest (the “Remaining Interests”).  CCHC, LLC (“CCHC”) (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings) also issued to CII a subordinated exchangeable note with an initial accreted value of $48 million, accreting at 14% per annum, compounded quarterly, with a 15-year maturity (the “CCHC note”).

Charter settled certain litigation with its former law firm to recover damages arising from the Bresnan transaction and the CC VIII Settlement.  Charter and its subsidiaries had agreed to reimburse CII and affiliates for all reasonable expenses incurred as a result of its cooperation with Charter in the litigation.  In early 2009, Charter reimbursed Vulcan Inc. approximately $3 million in legal expenses.

As previously noted, in connection with the consummation of the Allen Agreement under the Plan, Mr. Allen transferred the Remaining Interests to Charter and the CCHC note was cancelled.

Third Party Business Relationships in which a Principal Shareholder has or had an Interest

Cingular Wireless

A subsidiary of Vulcan. Inc. ("Vulcan") has entered into an agreement with New Cingular Wireless National Accounts, LLC (“Cingular”) to receive discounted wireless services for use by Vulcan and its named affiliates.  Charter was previously named as one of Vulcan’s affiliates to receive discounted wireless services.  Charter was billed directly by Cingular with the discounts applied, and Charter’s portion of the discounted wireless services under the agreement resulted in approximately $1 million per year.  We made no payments to Vulcan in connection with the Cingular wireless services.  We no longer participate in this arrangement with Cingular.

9 OM, Inc. (formerly known as Digeo, Inc.)

Mr. Allen, through his 100% ownership of Vulcan Ventures Incorporated ("Vulcan Ventures"), owns a majority interest in a company formerly known as Digeo, Inc. and indirectly owns a subsidiary of same, a company formerly known as Digeo Interactive, LLC.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 DVR units.  The software for these DVR units was being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004.  The license granted for each unit deployed under the agreement is valid for five years.  In addition, we paid certain other fees including a per-headend license fee and maintenance fees.  Maximum license and maintenance fees during the term of the agreement were expected to be approximately $7 million.  The agreement included an “MFN clause” pursuant to which we were entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer.  We paid $2 million in license and maintenance fees for the year ended December 31, 2009.

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive, LLC for the development, testing and purchase of 70,000 Digeo PowerKey DVR units.  The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo’s proprietary software on terms substantially similar to the terms of the license agreement described above.  In November 2004, Charter Holdco and Digeo Interactive, LLC executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet.  Total purchase price and license and maintenance fees during the term of the definitive agreements were expected to be approximately $41 million.  The definitive agreements were terminable at no penalty to Charter in certain circumstances.  In November 2007, Charter entered into a statement of work with Digeo for the development, testing and delivery of its proprietary software over a switched digital video set-top box environment in a number of our western division systems.  The maximum amount of fees during the term of the statement of work was expected to be approximately $300,000.  We have paid approximately $27,000 pursuant to this statement of work.

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment was subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units was supplied under a software license agreement with Digeo Interactive, LLC; the cost of which was expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the year ended December 31, 2009, we purchased approximately $19 million of DVR units from Digeo Interactive, LLC under these agreements.

In October 2009, substantially all of Digeo, Inc. and Digeo Interactive, LLC's assets were sold to ARRIS Group, Inc., an unrelated third party.  In connection with this sale of assets, Digeo, Inc. changed its name to 9 OM, Inc. and Digeo Interactive, LLC changed its name to 9 OM, LLC.  Ms. Allen was a director of Charter and a director and Vice President of Vulcan Ventures.  Mr. Conn is a director of Charter and was Executive Vice President of Vulcan

Ventures until his resignation in May 2009.  Mr. McGrath is a director of Charter and is Vice President and Secretary of Vulcan Ventures, a director and Vice President of 9 OM, Inc. and a manager and Vice President of 9 OM, LLC.

Item 14.  Principal Accounting Fees and Services.

Principal Accounting Firm

KPMG acted as our principal accountant in 2009 and 2008 and KPMG is expected to serve as our independent registered public accounting firm for 2010.

Services of Independent Registered Public Accounting Firm

Charter’s Audit Committee has adopted policies and procedures requiring the pre-approval of non-audit services that may be provided by our independent registered public accounting firm. We have also complied and will continue to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the related SEC rules pertaining to auditor independence and audit committee pre-approval of audit and non-audit services.

Audit Fees

During the years ended December 31, 2009 and 2008, Charter incurred fees and related expenses for professional services rendered by KPMG for the audits of Charter and its subsidiaries’ financial statements (including two subsidiaries in 2009 and one subsidiary in 2008 that are also public registrants), for the review of Charter and its subsidiaries’ interim financial statements and one registration statement in 2009 and two offering memoranda in 2008 totaling approximately $5.5 million and $3.9 million, respectively.

Audit-Related Fees

Charter incurred fees and related expenses to KPMG of approximately $0.1 million during each of the years ended December 31, 2009 and 2008. These services were primarily related to responses to legal inquiries.

Tax Fees

None.

All Other Fees

None.

Charter’s Audit Committee appoints, retains, compensates and oversees the independent registered public accounting firm (subject, if applicable, to board of director and/or stockholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with respect to independent registered public accounting firms. Pre-approvals of non-audit services are sometimes delegated to a single member of Charter’s Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at Charter’s Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2009 and 2008. Each year, including 2009, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of the board, Charter’s Audit Committee oversees the work of the independent registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The independent registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail of Charter’s Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter on Charter’s website, www.charter.com.

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

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Charter and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager
	By:	/s/ Michael J. Lovett
Michael J. Lovett
Interim President and Chief Executive Officer and Chief Operating Officer
Date: March 30, 2010
CCO HOLDINGS CAPITAL CORP.
Registrant
	By:	/s/ Michael J. Lovett
Michael J. Lovett
Interim President, Executive Vice President and Chief Operating Officer
Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Lovett Michael J. Lovett	Interim President and Chief Executive Officer (Principal Executive Officer)	March 30, 2010

/s/ Eloise E. Schmitz Eloise E. Schmitz	Chief Financial Officer (Principal Financial Officer)	March 30, 2010

/s/ Kevin D. Howard Kevin D. Howard	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2010

/s/ Robert Cohn Robert Cohn	Director	March 25, 2010

/s/ W. Lance Conn W. Lance Conn	Director	March 30, 2010

/s/ Darren Glatt Darren Glatt	Director	March 29, 2010

/s/ Bruce A. Karsh Bruce A. Karsh	Director	March 30, 2010

/s/ John D. Markley, Jr. John D. Markley, Jr.	Director	March 26, 2010

/s/ William L. McGrath William L. McGrath	Director	March 24, 2010

/s/ David C. Merritt David C. Merritt	Director	March 30, 2010

/s/ Christopher M. Temple Christopher M. Temple	Director	March 30, 2010

/s/ Eric L. Zinterhofer Eric L. Zinterhofer	Director	March 30, 2010

S-1

Exhibit Index

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description

2.1
Debtors’ Disclosure Statement filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on May 1, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2009 (File No. 001-33664)).

2.2
Debtors’ Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 15, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered) (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2009 (File No. 001-33664)).

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

3.2*	Second Amended and Restated Limited Liability Company Agreement of CCO Holdings, LLC, dated as of November 30, 2009.
3.3*	Amended and Restated Certificate of Formation of CCO Holdings Capital Corp.
10.4
Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.5
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

10.6(a)
Indenture relating to the 10.875% senior second lien notes due 2014 dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wilmington Trust Company, trustee (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

10.6(b)
Collateral Agreement, dated as of March 19, 2008 by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC and certain of its subsidiaries in favor of Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

10.7
Indenture relating to the 13.5% senior notes due 2016, dated as of November 30, 2009, by and among CCH II, LLC, CCH II Capital Corp. and The Bank of New York Mellon Trust Company, NA (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.8
Registration Rights Agreement, dated as of November 30, 2009, by and among Charter Communications, Inc. and certain investors listed therein (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.9
Exchange and Registration Rights Agreement, dated as of November 30, 2009, by and among CCH II, LLC, CCH II Capital Corp and certain investors listed therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.10
Amended and Restated Limited Liability Company Agreement, dated as of November 30, 2009, among Charter Communications, Inc, Charter Investment, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.4 to the current report on Form 8-

K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).
10.11
Exchange Agreement, dated as of November 30, 2009, among Charter Communications, Inc., Charter Investment, Inc., Paul G. Allen and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.12
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.13
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.14*	Second Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of November 30, 2009.
10.15
Amended and Restated Credit Agreement, dated as of March 6, 2007, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.16
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.17
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.18
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.19+
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 21, 2009 (File No. 001-33664)).

10.20+
Summary of Charter Communications, Inc. 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 7, 2009 (File No. 001-33664)).

10.21(a)+
Amended and Restated Employment Agreement dated as of July 1, 2008, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference, to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 30, 2008 (File No. 000-27927)).

10.21(b)+
Amendment to Employment Agreement of Neil Smit, dated November 30, 2009 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.22(a)+
Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 5, 2008 (File No. 000-27927)).

10.22(b)+
Amendment to Amended and Restated Employment Agreement of Eloise Schmitz, dated November 30, 2009 (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.23(a)+
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.23(b)+
Amendment to the Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of March 5, 2008 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc., filed on May 12, 2008 (File No. 000-27927)).

10.24+*	Amended and Restated Employment Agreement between Marwan Fawaz and Charter

Communications, Inc. dated February 23, 2010.
10.25+
Charter Communications, Inc. Value Creation Plan adopted on March 12, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 7, 2009 (File No. 001-33664)).

10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 12, 2010 (File No. 001-33664)).
12.1*	CCO Holdings, LLC’s Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer of CCO Holdings, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification of CCO Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_____________________
*	Filed herewith
+	Management compensatory plan or arrangement

INDEX TO FINANCIAL STATEMENTS

Page

Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the One Month Ended December 31, 2009, Eleven Months Ended November 30, 2009 and Years Ended December 31, 2008, and 2007	F-4
Consolidated Statements of Changes in Member’s Equity (Deficit) for the One Month Ended December 31, 2009, Eleven Months Ended November 30, 2009 and Years Ended December 31, 2008, and 2007	F-5
Consolidated Statements of Cash Flows for the One Month Ended December 31, 2009, Eleven Months Ended November 30, 2009 and Years Ended December 31, 2008, and 2007	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Manager and the Member of
CCO Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CCO Holdings, LLC and subsidiaries as of December 31, 2009 (Successor Company) and 2008 (Predecessor Company), (collectively, the Company) and the related consolidated statements of operations, changes in member’s equity (deficit), and cash flows for the one month ended December 31, 2009 (Successor Company), the eleven months ended November 30, 2009 (Predecessor Company), and for each of the years in the two-year period ended December 31, 2008 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCO Holdings, LLC and subsidiaries as of December 31, 2009 (Successor Company) and 2008 (Predecessor Company), and the results of their operations and their cash flows for the one month ended December 31, 2009 (Successor Company), the eleven months ended November 30, 2009 (Predecessor Company), and for each of the years in the two-year period ended December 31, 2008 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, CCO Holdings, LLC’s ultimate parent, Charter Communications, Inc. and its subsidiaries, including CCO Holdings, LLC (collectively, Charter), filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on March 27, 2009. Charter’s plan of reorganization became effective and Charter emerged from bankruptcy protection on November 30, 2009. In connection with its emergence from bankruptcy, Charter adopted fresh-start accounting in conformity with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (included in FASB ASC Topic 852, Reorganizations), effective as of November 30, 2009. Accordingly, the Company’s consolidated financial statements prior to November 30, 2009 are not comparable to its consolidated financial statements for periods after November 30, 2009.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (included in FASB ASC Topic 810, Consolidations).

/s/ KPMG LLP

St. Louis, Missouri
March 29, 2010

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	Successor	Predecessor
	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$506	$948
Restricted cash and cash equivalents	27	--
Accounts receivable, less allowance for doubtful accounts of
$11 and $18, respectively	247	221
Prepaid expenses and other current assets	45	23
Total current assets	825	1,192

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $94 and $7,191, respectively	6,797	4,959
Franchises, net	5,272	7,384
Customer relationships, net	2,335	9
Goodwill	951	68
Total investment in cable properties, net	15,355	12,420

OTHER NONCURRENT ASSETS	38	134

Total assets	$16,218	$13,746

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$736	$909
Payables to related party	220	236
Current portion of long-term debt	70	70
Total current liabilities	1,026	1,215

LONG-TERM DEBT	11,160	11,719
LOANS PAYABLE – RELATED PARTY	252	240
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	14
OTHER LONG-TERM LIABILITIES	275	695

TEMPORARY EQUITY	--	203

MEMBER’S EQUITY (DEFICIT):
Accumulated other comprehensive loss	--	(303)
Member’s equity (deficit)	3,280	(510)
Total CCO Holdings member’s equity (deficit)	3,280	(813)

Noncontrolling interest	225	473
Total member’s equity (deficit)	3,505	(340)

Total liabilities and member’s equity (deficit)	$16,218	$13,746

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31, 2009
	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Predecessor Year Ended December 31,
	2009	2009	2008	2007

REVENUES	$572	$6,183	$6,479	$6,002

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	244	2,651	2,792	2,620
Selling, general and administrative	118	1,276	1,401	1,289
Depreciation and amortization	122	1,194	1,310	1,328
Impairment of franchises	--	2,163	1,521	178
Asset impairment charges	--	--	--	56
Other operating (income) expenses, net	4	(38)	69	(17)

	488	7,246	7,093	5,454

Income (loss) from operations	84	(1,063)	(614)	548

OTHER INCOME AND EXPENSES:
Interest expense, net	(52)	(583)	(818)	(776)
Change in value of derivatives	--	(4)	(62)	(46)
Loss due to Plan effects	--	(2)	--	--
Gain due to fresh start accounting adjustments	--	5,501	--	--
Reorganization items, net	(3)	(550)	--	--
Other income (expense), net	--	2	(6)	(34)

	(55)	4,364	(886)	(856)

Income (loss) before income taxes	29	3,301	(1,500)	(308)

Income tax benefit (expense)	(4)	(39)	40	(20)

Consolidated net income (loss)	25	3,262	(1,460)	(328)

Less: Net (income) loss – noncontrolling interest	(3)	26	(13)	(22)

Net income (loss) – CCO Holdings member	$22	$3,288	$(1,473)	$(350)

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFICIT)
(dollars in millions)

	Member’s	Accumulated Other	Total CCO Holdings		Total
	Equity	Comprehensive	Member’s	Noncontrolling	Member’s
	(Deficit)	Income (Loss)	Equity (Deficit)	Interest	Equity (Deficit)

PREDECESSOR:
BALANCE, December 31, 2006, Predecessor	$3,846	$1	$3,847	$449	$4,296
Distributions to parent company	(1,447)	--	(1,447)	--	(1,447)
Changes in fair value of interest rate agreements	--	(123)	(123)	--	(123)
Other	(14)	(1)	(15)	--	(15)
Net income (loss)	(350)	--	(350)	15	(335)

BALANCE, December 31, 2007, Predecessor	2,035	(123)	1,912	464	2,376
Distributions to parent company	(1,072)	--	(1,072)	--	(1,072)
Changes in fair value of interest rate agreements	--	(180)	(180)	--	(180)
Net income (loss)	(1,473)	--	(1,473)	9	(1,464)

BALANCE, December 31, 2008, Predecessor	(510)	(303)	(813)	473	(340)
Changes in fair value of interest rate agreements	--	(9)	(9)	--	(9)
Net income (loss)	3,288	--	3,288	(26)	3,262
Amortization of accumulated other comprehensive loss related to interest rate agreements	--	61	61	--	61
Elimination of Predecessor member’s equity and accumulated other comprehensive income (loss)	(2,778)	251	(2,527)	(447)	(2,974)

BALANCE, November 30, 2009, Predecessor	--	--	--	--	--

SUCCESSOR:
Issuance of new equity	3,258	--	3,258	222	3,480

BALANCE, November 30, 2009, Successor	3,258	--	3,258	222	3,480
Net income	22	--	22	3	25

BALANCE, December 31, 2009, Successor	$3,280	$--	$3,280	$225	$3,505

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31, 2009
	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Predecessor Year Ended December 31,
	2009	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) – CCO Holdings member	$22	$3,288	$(1,473)	$(350)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	122	1,194	1,310	1,328
Impairment of franchises	--	2,163	1,521	178
Asset impairment charges	--	--	--	56
Noncash interest expense	10	22	22	17
Change in value of derivatives	--	4	62	46
Loss due to effects of Plan	--	2	--	--
Gain due to fresh start accounting adjustments	--	(5,501)	--	--
Noncash reorganizations items, net	--	122	--	--
Deferred income taxes	3	32	(47)	12
Noncontrolling interest	3	(26)	13	22
Other, net	--	32	48	16
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	26	(52)	(1)	(33)
Prepaid expenses and other assets	2	(24)	--	(5)
Accounts payable, accrued expenses and other	25	(664)	(21)	31
Receivables from and payables to related party, including deferred management fees	(18)	(31)	33	55

Net cash flows from operating activities	195	561	1,467	1,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(108)	(1,026)	(1,202)	(1,244)
Change in accrued expenses related to capital expenditures	--	(10)	(39)	(2)
Other, net	(3)	(7)	31	73

Net cash flows from investing activities	(111)	(1,043)	(1,210)	(1,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	3,105	7,877
Repayments of long-term debt	(17)	(53)	(1,179)	(6,628)
Repayments to related parties	--	--	(115)	--
Payments for debt issuance costs	--	--	(38)	(33)
Contributions	--	51	--	--
Distributions	--	--	(1,072)	(1,447)
Other, net	--	2	(12)	5

Net cash flows from financing activities	(17)	--	689	(226)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67	(482)	946	(26)
CASH AND CASH EQUIVALENTS, beginning of period	466	948	2	28

CASH AND CASH EQUIVALENTS, end of period	$533	$466	$948	$2

CASH PAID FOR INTEREST	$4	$887	$774	$728

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

Organization

CCO Holdings, LLC (“CCO Holdings”) is a holding company whose principal assets at December 31, 2009 are the equity interests in its operating subsidiaries.  CCO Holdings is a direct subsidiary of CCH II, LLC (“CCH II”), which is an indirect subsidiary of Charter Communications, Inc. (“Charter”).  The consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the “Company.”  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  Effective December 1, 2009, the Company applied fresh start accounting which requires assets and liabilities to be reflected at fair value. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of CCO Holdings and its subsidiaries for the period following November 30, 2009 (“Successor”), and of CCO Holdings and its subsidiaries for the periods through November 30, 2009 (“Predecessor”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, intangibles and goodwill; income taxes; contingencies; and fresh start accounting.  Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the 2009 presentation.

2.	Emergence from Reorganization Proceedings and Related Events

On March 27, 2009, the Company, its parent companies, and certain affiliates (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) to reorganize under Chapter 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435.  On May 7, 2009, the Company filed a Joint Plan of Reorganization (the "Plan") and a related disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court.  The Plan was confirmed by order of the Bankruptcy Court on November 17, 2009 (“Confirmation Order”), and became effective on November 30, 2009 (the “Effective Date”), the date on which the Company and its parent companies emerged from protection under Chapter 11 of the Bankruptcy Code.

As provided in the Plan and the Confirmation Order, (i) the notes and bank debt of Charter Communications Operating, LLC (“Charter Operating”) and CCO Holdings remained outstanding; (ii) holders of approximately $1.5 billion of notes issued by CCH II received new CCH II notes (the “Notes Exchange”); (iii) holders of notes issued by CCH I, LLC (“CCH I, LLC”) received 21.1 million shares of new Charter Class A common stock;  (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) received 6.4 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $46.86 per share that expire five years from the date of issuance;

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

(v) holders of notes issued by Charter Communications Holdings, LLC (“Charter Holdings”) received 1.3 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $51.28 per share that expire five years from the date of issuance; (vi) holders of convertible notes issued by Charter received $25 million and 5.5 million shares of preferred stock issued by Charter; and (vii) all previously outstanding shares of Charter Class A and Class B common stock were cancelled.  In addition, as part of the Plan, the holders of CCH I notes received and transferred to Mr. Paul G. Allen, Charter’s principal stockholder, $85 million of new CCH II notes.  The Plan resulted in the reduction of the principal amount of the Company’s parent companies’ debt by approximately $8 billion, reducing their interest expense by approximately $830 million annually.

The consummation of the Plan was funded with cash on hand, the Notes Exchange, and net proceeds of approximately $1.6 billion of an equity rights offering (the “Rights Offering”) in which holders of CCH I notes purchased new Charter Class A common stock.

In connection with the Plan, Charter, Mr. Allen and Charter Investment, Inc. (“CII”) entered into a separate restructuring agreement (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries.  In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock equal to 2% of the equity value of Charter, after giving effect to the Rights Offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Charter Class B common stock is convertible, at the option of the holder, into one share of new Charter Class A common stock, and is subject to significant restrictions on transfer and conversion.  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  On the Effective Date, CII received: (i) 4.7 million warrants to purchase shares of new Charter Class A common stock, (ii) $85 million principal amount of new CCH II notes (transferred from CCH I noteholders), (iii) $25 million in cash for amounts previously owed to CII under a management agreement, (iv) $20 million in cash for reimbursement of fees and expenses in connection with the Plan, and (v) an additional $150 million in cash.  The warrants described above have an exercise price of $19.80 per share and expire seven years after the date of issuance. In addition, on the Effective Date, CII retained a minority equity interest in reorganized Charter Holdco of 1% and a right to exchange such interest into new Charter Class A common stock. On December 28, 2009, CII exchanged 81% of its interest in Charter Holdco, and on February 8, 2010 the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter (the “Holdco Exchange”) and ownership of CII was transferred to Charter.  The warrants and common stock previously issued to CII were transferred to Mr. Allen in connection with the Holdco Exchange and transfer of CII’s ownership to Charter.  In connection with the Plan, Mr. Allen transferred his preferred equity interest in CC VIII, LLC (“CC VIII”) to Charter.  Mr. Allen has the right to elect up to four of Charter's eleven board members.

Fresh Start Accounting — Upon the Company’s emergence from bankruptcy, the Company adopted fresh start accounting. This resulted in the Company becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements on or after December 1, 2009 are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods ended prior to November 30, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

The Company selected December 1, 2009 for adoption of fresh start accounting. Accordingly, the results of operations of the Company for the eleven months ended November 30, 2009 include reorganization items of $550 million and a pre-emergence loss of $2 million. In addition, the Company recorded a pre-tax credit to earnings of $5.5 billion resulting from the aggregate changes to the net carrying value of its pre-emergence assets and liabilities to record their fair values under fresh start accounting.

Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes. In the disclosure statement related to

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

the Plan, the reorganization value of Charter was set forth as approximately $14.1 billion to $16.6 billion, with a midpoint estimate of $15.4 billion. Reorganization value represents the amount of resources available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and their creditors. Reorganization value, along with other terms of the Plan, was determined after extensive arms-length negotiations with the Company’s and its parent companies’ creditors.  The value was based upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks (the discounted cash flows). This valuation and a valuation using market value multiples for peer companies were blended to arrive at the reorganization value. Reorganization value is intended to approximate the amount a willing buyer would pay for the assets of Charter immediately after the reorganization.

The valuation analysis relied predominantly on the discounted cash flows (“DCF”) analysis and the comparable company analysis.  While a precedent transaction analysis was performed, the reliance on such methodology for purposes of determining the reorganization value was minimal.  The precedent transaction analysis is based on the enterprise values of companies involved in public merger and acquisition transactions that have operating and financial characteristics similar to Charter.  Due to factors including, (i) the market environment is not identical for transactions occurring at different periods, and (ii) circumstances pertaining to the financial position of the company may have an impact on the resulting purchase price, less reliance is applied to the precedent transaction analysis.  A more detailed explanation of the DCF analysis and comparable company analysis is discussed below.

The basis for the DCF analysis was the projections published in the Plan. These five-year projections were based on management’s assumptions including among others, penetration rates for basic and digital video, high-speed Internet, and telephone; revenue growth rates; operating margins; and capital expenditures.  The assumptions are derived based on Charter’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry.  The DCF analysis was completed using discount rates ranging from 10.5% to 11.5% based on Charter’s cost of equity and after-tax cost of debt and perpetuity growth rates of 2.5% - 3.5%.  The reorganization value and the resulting equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were published in the Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

The valuation also utilized a comparable companies methodology which identified a group of publicly traded companies whose financial and operating characteristics were similar to those of Charter as a whole; examined the trading prices for the equity securities of such companies in the public markets; added the aggregate amount of outstanding net debt for such companies (at book value and at current market values); and noncontrolling interest less the market value of unconsolidated investments.  A range of valuation multiples was then applied to the projections to derive a range of implied enterprise values for Charter as a whole. The multiples ranged from 5.0 to 6.0 depending on the comparable company.

Based on conditions in the cable industry and general economic conditions, the mid-point of the range of valuations was used to determine the reorganization value.  Under fresh start accounting, this reorganization value, as adjusted for assets owned by its parent companies, was allocated to the Company’s assets based on their respective fair values.  The reorganization value, after adjustments for working capital, is reduced by the fair value of debt and other noncurrent liabilities with the remainder representing the value to the member.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

The significant assumptions related to the valuations of the Company’s assets in connection with fresh start accounting include the following:

Property, plant and equipment — Property, plant and equipment was valued at fair value of $6.8 billion as of November 30, 2009.  In establishing fair value for the vast majority of the Company’s property, plant and equipment, the cost approach was utilized. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date as described below:

•	Physical depreciation — the loss in value or usefulness attributable solely to use of the asset and physical causes such as wear and tear and exposure to the elements.
•
Functional obsolescence — a loss in value is due to factors inherent in the asset itself and due to changes in technology, design or process resulting in inadequacy, overcapacity, lack of functional utility or excess operating costs.

•	Economic obsolescence — loss in value by unfavorable external conditions such as economics of the industry or geographic area, or change in ordinances.

The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of the Company’s property, plant and equipment along with assumptions regarding the age and estimated useful lives of the Company’s property, plant and equipment.

Intangible Assets — The Company identified the following intangible assets to be valued:  (i) franchise marketing rights and (ii) customer relationships.

Franchise marketing rights and customer relationships were valued using an income approach and were valued at $5.3 billion and $2.4 billion, respectively, as of November 30, 2009. See Note 6 to the consolidated financial statements for a description of the methods used to value intangible assets.

Long-Term Debt – Long-term debt was valued at fair value using quoted market prices.

The adjustments presented below are to the Company’s November 30, 2009 balance sheet. The balance sheet reorganization adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of the Effective Date.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

CCO HOLDINGS, LLC AND SUBSIDIARIES
REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

	November 30, 2009
		Reorganization		Fresh Start
	Predecessor	Adjustments	(1)	Adjustments		Successor
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,028	$(588)	(2)	$--		$440
Restricted cash and cash equivalents	--	26	(2)	--		26
Accounts receivable, less allowance for doubtful accounts	272	--		--		272
Prepaid expenses and other current assets	47	--		--		47
Total current assets	1,347	(562)		--		785

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	4,788	--		1,996	(10)	6,784
Franchises, net	5,210	--		62	(10)	5,272
Customer relationships, net	8	--		2,355	(10)	2,363
Goodwill	68	--		883	(10)	951
Total investment in cable properties, net	10,074	--		5,296		15,370

OTHER NONCURRENT ASSETS	128	--		(91)	(10)	37

Total assets	$11,549	$(562)		$5,205		$16,192

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,287	$(579)	(3)	$(1)	(10)	$707
Payables to related party	245	2		(12)	(10)	235
Current portion of long-term debt	11,741	(11,671)	(4)	--		70
Total current liabilities	13,273	(12,248)		(13)		1,012

LONG-TERM DEBT	--	11,671	(4)	(502)	(10)	11,169
LOANS PAYABLE – RELATED PARTY	252	--		--		252
OTHER LONG-TERM LIABILITIES	177	36	(5)	66	(10)	279

LIABILITIES SUBJECT TO COMPROMISE
(INCLUDING AMOUNTS DUE TO RELATED PARTY OF $25)	70	(70)	(6)	--		--

TEMPORARY EQUITY	195	(195)	(7)	--		--

MEMBER’S EQUITY (DEFICIT):
Member’s equity (deficit)	(2,622)	178	(9)	5,702	(11)	3,258	(8)
Accumulated other comprehensive loss	(251)	--		251	(12)	--
Total CCO Holdings member’s equity (deficit)	(2,873)	178		5,953		3,258

Noncontrolling interest	455	66	(7)	(299)	(11)	222
Total member’s equity (deficit)	(2,418)	244		5,654		3,480

Total liabilities and member’s equity (deficit)	$11,549	$(562)		$5,205		$16,192

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

Explanatory Notes

(1)
Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, distributions of cash and the cancellation of Predecessor’s membership units.

(2)	Cash effects of the Plan:

Contribution from parent	$51
Payment of Charter Operating interest rate swap termination liability	(495)
Payment to CII	(25)
Payment of accrued interest on reinstated debt	(93)
Escrow amounts reclassed to restricted cash	(26)

Net change in cash and cash equivalents	$(588)

This entry records contributions from the Company’s parent company and the payment of certain bankruptcy obligations on November 30, 2009.  Cash of $26 million reclassified to restricted cash represents amounts held in escrow accounts pending final resolution from the Bankruptcy Court.

(3)
Represents payment of the Charter Operating interest rate swap termination liability and accrued interest on reinstated debt and the reclassification of $9 million of certain other liabilities previously classified as subject to compromise.

(4)	Represents the reclassification of $11.7 billion of debt from current to long-term as part of the reinstatement of the debt.

(5)	Represents the reclassification of $36 million of other long-term liabilities previously classified as subject to compromise.

(6)	Represents the payment of $25 million of deferred management fees-related party and the reinstatement of $45 million of other accrued expenses.

(7)	Represents the transfer of Mr. Allen’s preferred equity interest in CC VIII to noncontrolling interest at fair value.

(8)	Reconciliation of reorganization value to determination of equity:

Total reorganization value	$15,400
Less: Assets owned by parent companies	(204)

Total reorganization value – CCO Holdings	15,196
Less: Working capital deficit (excluding debt)	(157)
Other long term liabilities (excluding taxes)	(68)
Loans payable – related party	(252)
Fair value of debt	(11,239)

Member’s equity	3,480
Less: Noncontrolling interest	(222)

Total CCO Holdings member’s equity	$3,258

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

(9)	As a result of the Plan, the following adjustments were recorded to members’ equity.

Loss due to Plan effects	$(2)
Cash contribution from parent company	51
CC VIII preferred equity adjustment (see explanatory note 7)	129

$178

(10)
The following table summarizes the allocation of the reorganization value to CCO Holdings’ assets at the date of emergence as shown in the reorganized consolidated balance sheet as of November 30, 2009:

Reorganization value – CCO Holdings	$15,196
Less fair value of:
Property, plant and equipment	(6,784)
Franchises	(5,272)
Customer relationships	(2,363)
Other noncurrent assets	(37)

(14,456)

Excess of reorganization value over assets	740
Deferred income taxes resulting from allocation	211

Reorganization value of CCO Holdings assets in excess of fair value (goodwill)	$951

Liabilities were also adjusted to fair value in the application of fresh start accounting resulting in the reduction of long-term debt by $502 million based on market values of CCO Holdings’ reinstated debt instruments as of November 30, 2009.  See Note 8 to the consolidated financial statements.   In addition, deferred tax liabilities of $211 million were recorded in accordance with accounting guidance regarding reorganizations and income taxes.

(11)
The adjustments required to report assets and liabilities at fair value under fresh start accounting resulted in a pre-tax gain of $5.5 billion, which was reported as gain due to fresh start accounting adjustments in the consolidated statement of operations for the eleven months ended November 30, 2009.  The following is a summary of the adjustments to member’s equity as a result of fresh start accounting adjustments.

Gain due to fresh start accounting adjustments	$5,501
Income tax expense	(98)
CC VIII preferred equity held by CCH I fair value adjustment	299

$5,702

(12)	Represents the elimination of accumulated other comprehensive loss.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at purchase of three months or less to be cash equivalents.  These investments are carried at cost, which approximates market value.  Cash and cash equivalents consist primarily of money market funds and commercial paper.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities.  While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis.  For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed.  Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized.  Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs.  Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions.  Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	4-8 years
Vehicles and equipment	1-6 years
Buildings and leasehold improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed.  The Company expects to continually renew its franchise agreements and has concluded that substantially all of the related franchise rights are indefinite lived intangible assets.  Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future.  A liability is required to be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Company has not recorded an estimate for potential franchise related obligations, but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.  The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas.  For the Company’s lease agreements, the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life. All

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

franchises that qualify for indefinite-life treatment are tested for impairment annually or more frequently as warranted by events or changes in circumstances (see Note 6).  The Company concluded that substantially all of its franchises qualify for indefinite-life treatment.

Customer Relationships

Customer relationships represent the value attributable to the Company’s business relationships with its current customers including the right to deploy and market additional services to these customers.  Customer relationships are amortized on an accelerated basis over the period the relationships are expected to generate cash flows.

Goodwill

The Company assesses the recoverability of its goodwill annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company performs the assessment of its goodwill one level below the operating segment level, which is represented by geographical groupings of cable systems by which such systems are managed.

Other Noncurrent Assets

Other noncurrent assets primarily include other intangible assets as of December 31, 2009 and deferred financing costs and other intangible assets as of December 31, 2008.  Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.  All prior deferred financing costs were eliminated as part of fresh start accounting.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results.  If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value.  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability.  No impairments of long-lived assets to be held and used were recorded in 2009, 2008, and 2007; however, approximately $56 million of impairment on assets held for sale related to cable systems meeting the criteria of assets held for sale was recorded for the year ended December 31, 2007.

Derivative Financial Instruments

Gains or losses related to derivative financial instruments which qualify as hedging activities were recorded in accumulated other comprehensive income (loss).  For all other derivative instruments, the related gains or losses were recorded in the statements of operations.  The Company used interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company agreed to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements could have been extended through 2014.  The Company does not hold or issue any derivative financial instruments for trading purposes.  Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and upon emergence from bankruptcy, received payment for the market value of the interest rate swap as measured on the date the counterparties terminated.  The Company does not hold any derivative financial instruments as of December 31, 2009.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided.  Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast.  Franchise fees imposed by local governmental authorities are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities.  Franchise fees of $15 million, $166 million, $187 million, and $177 million for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively, are reported in other revenues, on a gross basis with a corresponding operating expense.  Sales taxes collected and remitted to state and local authorities are recorded on a net basis.

The Company’s revenues by product line are as follows:

	Year Ended December 31, 2009
	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Predecessor Year Ended December 31,
	2009	2009	2008	2007

Video	$288	$3,180	$3,463	$3,392
High-speed Internet	127	1,349	1,356	1,243
Telephone	61	652	555	345
Commercial	39	407	392	341
Advertising sales	22	227	308	298
Other	35	368	405	383

	$572	$6,183	$6,479	$6,002

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers.  Certain programming contracts contain incentives to be paid by the programmers.  The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense.  This offset to programming expense was $2 million, $24 million, $33 million, and $25 million for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively.  As of December 31, 2009 and 2008, the deferred amounts of such economic consideration, included in other long-term liabilities, were $36 million and $61 million, respectively.  Programming costs included in the accompanying statements of operations were $146 million, $1.6 billion, $1.6 billion, and $1.6 billion for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.  Such advertising expense was $20 million, $230 million, $229 million, and $187 million for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

Multiple-Element Transactions

In the normal course of business, the Company enters into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counterparty or in which it purchases multiple products and/or services, or settles outstanding items contemporaneous with the purchase of a product or service from a single counterparty.  Transactions, although negotiated contemporaneously, may be documented in one or more contracts.  The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold.  In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions.

Stock-Based Compensation

The Company recorded $1 million, $26 million, $33 million, and $18 million of option compensation expense which is included in general and administrative expenses for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants during the years ended December 31, 2008, and 2007, respectively; risk-free interest rates of 3.5% and 4.6%; expected volatility of 88.1% and 70.3% based on historical volatility; and expected lives of 6.3 years and 6.3 years, respectively.  The valuations assume no dividends are paid.   The Company did not grant stock options in 2009.

Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax.  CCO Holdings holds all operations through indirect subsidiaries.  The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax.  However, certain of CCO Holdings’ indirect subsidiaries are corporations that are subject to income tax.  The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of these indirect subsidiaries’ assets and liabilities and expected benefits of utilizing net operating loss carryforwards.  The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 19).

Charter, the Company’s indirect parent company, is subject to income taxes. Accordingly, in addition to the Company’s deferred tax liabilities, Charter has recorded net deferred tax liabilities of approximately $93 million related to their investment in Charter Holdco which is not reflected at the Company.

Segments

The Company’s operations are managed on the basis of geographic operating segments.  The Company has evaluated the criteria for aggregation of the geographic operating segments and believes it meets each of the respective criteria set forth.  The Company delivers similar products and services within each of its geographic operations.  Each geographic service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment.  In addition, each of the geographic operating segments has similar economic characteristics.  In light of the Company’s similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic operating structure, management has determined that the Company has one reportable segment, broadband services.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

4.      Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31, 2009
	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Predecessor Year Ended December 31,
	2009	2009	2008	2007

Balance, beginning of period	$--	$18	$18	$16
Charged to expense	10	120	122	107
Uncollected balances written off, net of recoveries	1	(116)	(122)	(105)
Fresh start accounting adjustments	--	(22)	--	--

Balance, end of period	$11	$--	$18	$18

On the Effective Date, the Company applied fresh start accounting and as such adjusted its accounts receivable to reflect fair value.  Therefore, the allowance for doubtful accounts was eliminated at November 30, 2009.

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2009 and 2008:

	Successor	Predecessor
	December 31,	December 31,
	2009	2008

Cable distribution systems	$4,762	$7,008
Customer equipment and installations	1,597	4,057
Vehicles and equipment	91	256
Buildings and leasehold improvements	273	439
Furniture, fixtures and equipment	168	390

	6,891	12,150
Less: accumulated depreciation	(94)	(7,191)

	$6,797	$4,959

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future.  A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.  In 2007, the Company changed the useful lives of certain property, plant, and equipment based on technological changes.  The change in useful lives reduced depreciation expense by approximately $81 million and $8 million during 2008 and 2007, respectively. On the Effective Date, the Company applied fresh start accounting and as such adjusted its property, plant and equipment to reflect fair value and adjusted remaining useful lives for existing property, plant and equipment and for future purchases.

Depreciation expense for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007 was $94 million, $1.2 billion, $1.3 billion, and $1.3 billion, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

6.      Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Franchises are tested for impairment annually, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable units of accounting to conduct the valuations.  The units of accounting generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

As a result of the continued economic pressure on the Company’s customers from the recent economic downturn along with increased competition, the Company determined that its projected future growth would be lower than previously anticipated in its annual impairment testing in December 2008.  Accordingly, the Company determined that sufficient indicators existed to require it to perform an interim franchise impairment analysis as of September 30, 2009.  As of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, the Company determined that an impairment of franchises was probable and could be reasonably estimated. Accordingly, for the quarter ended September 30, 2009, the Company recorded a preliminary non-cash franchise impairment charge of $2.9 billion which represented the Company’s best estimate of the impairment of its franchise assets. The Company finalized its franchise impairment analysis during the two months ended November 30, 2009, and recorded a reduction of the non-cash franchise impairment charge of $691 million.

The Company recorded non-cash franchise impairment charges of $1.5 billion and $178 million for the years ended December 31, 2008 and 2007, respectively.   The impairment charge recorded in 2008 was primarily the result of the impact of the economic downturn along with increased competition while the impairment charge recorded in 2007 was primarily the result of an increase in competition.

On the Effective Date, the Company applied fresh start accounting and adjusted its franchise, goodwill, and other intangible assets including customer relationships to reflect fair value.  The Company’s valuations, which are based on the present value of projected after tax cash flows, resulted in a value for property, plant and equipment, franchises, and customer relationships for each unit of accounting.   As a result of applying fresh start accounting, the Company recorded goodwill of $951 million which represents the excess of reorganization value over amounts assigned to the other assets.  See Note 2.

The Company determined the estimated fair value of each unit of accounting utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified for each unit assuming a discount rate. This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.

The Company estimated discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for basic and digital video, high-speed Internet, and telephone; revenue growth rates; operating margins; and capital expenditures.  The assumptions are derived based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry.  The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.  The assumptions used are consistent with current internal forecasts, some of which differ from the assumptions used for the annual impairment testing in December 2008 as a result of the economic and competitive environment discussed previously.  The change in assumptions reflects the lower than anticipated growth in revenues experienced during 2009 and the expected reduction of future cash flows as compared to those used in the December 2008 valuations.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

interactivity and telephone, to potential customers (service marketing rights).  Fair value is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods.  The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.  Franchises increased $62 million as a result of the application of fresh start accounting.  Subsequent to finalization of the franchise impairment charge and fresh start accounting, franchises are recorded at fair value of $5.3 billion.  Franchises are expected to generate cash flows indefinitely and as such will continue to be tested for impairment annually.

Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  The Company recorded $2.4 billion of customer relationships in connection with the application of fresh start accounting on the Effective Date.  Customer relationships will be amortized on an accelerated method over useful lives of 11-15 years based on the period over which current customers are expected to generate cash flows.

As of December 31, 2009 and 2008, indefinite-lived and finite-lived intangible assets are presented in the following table:

	Successor			Predecessor
	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises with indefinite lives	$5,272	$--	$5,272	$7,377	$--	$7,377
Goodwill	951	--	951	68	--	68

	$6,223	$--	$6,223	$7,445	$--	$7,445

Finite-lived intangible assets:
Franchises with finite lives	$--	$--	$--	$16	$9	$7
Customer relationships	2,363	28	2,335	26	17	9
Other intangible assets	33	--	33	45	24	21
	$2,396	$28	$2,368	$87	$50	$37

Franchise amortization expense for the Predecessor represents the amortization relating to franchises that did not qualify for indefinite-life treatment including costs associated with franchise renewals.  Franchise amortization expense for the eleven months ended November 30, 2009, and years ended December 31, 2008, and 2007 was $2 million, $2 million, and $3 million, respectively.  Amortization expense related to customer relationships and other intangible assets for the one month ended December 31, 2009, eleven months ended November 30, 2009, and years ended December 31, 2008, and 2007 was $28 million, $5 million, $5 million, and $4 million, respectively.  During the eleven months ended November 30, 2009, the net carrying amount of indefinite-lived franchises was reduced by $9 million related to cable asset sales completed in 2009.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2010	$337
2011	311
2012	285
2013	259
2014	233
Thereafter	943

$2,368

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

7.      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2009 and 2008:

	Successor	Predecessor
	December 31,	December 31,
	2009	2008

Accounts payable – trade	$102	$86
Accrued capital expenditures	46	56
Accrued expenses:
Interest	68	122
Programming costs	270	305
Franchise related fees	53	60
Compensation	59	80
Other	138	200

	$736	$909

8.	Long-Term Debt

Long-term debt consists of the following as of December 31, 2009 and 2008:

	Successor		Predecessor
	December 31,		December 31,
	2009		2008
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value
CCO Holdings, LLC:
8 3/4% senior notes due November 15, 2013	$800	$812	$800	$796
Credit facility	350	304	350	350
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,120	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	779	770	770
10.875% senior second-lien notes due September 15, 2014	546	601	546	527
Credit facilities	8,177	7,614	8,246	8,246
Total Debt	$11,743	$11,230	$11,812	$11,789
Less: Current Portion	70	70	70	70
Long-Term Debt	$11,673	$11,160	$11,742	$11,719

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

On the Effective Date, the Company applied fresh start accounting and as such adjusted its debt to reflect fair value.  Therefore, as of December 31, 2009, the accreted values presented above represent the fair value of the notes as of the Effective Date, plus the accretion to the balance sheet date.  However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of notes.  As of December 31, 2008, the accreted values presented above generally represented the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.

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

The issuers of the CCO Holdings 8 ¾% senior notes may redeem all or a part of the notes at a redemption price that declines ratably from the redemption price of 102.917% to a redemption price on or after November 15, 2011 of 100.0% of the principal amount of the CCO Holdings 8 ¾% senior notes redeemed, plus, in each case, any accrued and unpaid interest.

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

Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 8% senior second-lien note due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

On or after April 30, 2009, Charter Operating may redeem all or a part of the 8 3/8% senior second lien notes at a redemption price that declines ratably from the initial redemption price of 104.188% to a redemption price on or after April 30, 2012 of 100% of the principal amount of the 8 3/8% senior second lien notes redeemed plus in each case accrued and unpaid interest.

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014, guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  Net proceeds from the senior second-lien notes were used to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities.

The Charter Operating 10.875% senior second-lien notes may be redeemed at the option of Charter Operating on or after varying dates, in each case at a premium, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

10.875% senior second-lien note due 2014 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.  The Charter Operating 10.875% senior second-lien notes may be redeemed at any time on or after March 15, 2012 at specified prices.  In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating 10.875% senior second-lien notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

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

CCO Holdings Credit Facility

The CCO Holdings credit facility consists of a $350 million term loan.  The term loan matures on September 6, 2014.  The CCO Holdings credit facility also allows the Company to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such term loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that the Company could obtain such incremental term loans if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  The applicable margin with respect to the incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Charter Operating Credit Facilities

On the Effective Date, the Charter Operating credit facilities remain outstanding although the revolving line of credit is no longer available for new borrowings and remains substantially drawn with the same maturity and interest terms.  The Charter Operating credit facilities have outstanding principal amount of $8.2 billion at December 31, 2009 as follows:

•
a term loan with a remaining principal amount of $6.4 billion, which is repayable in equal quarterly installments aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014;

•
an incremental term loan with a remaining principal amount of $491 million which is payable on March 6, 2014 and prior to that date will amortize in quarterly principal installments totaling 1% annually; and

•	a revolving credit facility of $1.3 billion, with a maturity date on March 6, 2013.

The Charter Operating credit facilities also allow the Company to enter into incremental term loans in the future with an aggregate amount of up to an additional $500 million, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

loan.  Although the Charter Operating credit facilities allow for the incurrence of up to an additional $500 million in incremental term loans, no assurance can be given that additional incremental term loans could be obtained in the future if Charter Operating sought to do so.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.26% as of December 31, 2009 and 1.46% to 3.50% as of December 31, 2008), as defined, plus a margin for LIBOR loans of 2.00% for the revolving credit facility and for the term loan.  The current incremental term loan bears interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5% or at Charter Operating’s election, a base rate (3.25% at December 31, 2009) plus a margin of 4.00%.  Charter Operating has currently elected the base rate for the incremental term loan.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

Credit Facilities — Restrictive Covenants

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type.  The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the subordinated and parent company indebtedness, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,
•
the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements for Charter Operating with an unqualified opinion from the Company’s independent accountants and without a “going concern” or like qualification or exception.

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $100 million in aggregate principal amount,

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
Mr. Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power for the management of Charter Operating on a fully diluted basis,

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power for the management of Charter Operating on a fully diluted basis, unless the Paul Allen Group holds a greater share of ordinary voting power for the management of Charter Operating, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes.  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  As of December 31, 2009, there was no default under any of these indentures or credit facilities.  However, the Company did not meet its applicable leverage ratio test based on December 31, 2009 financial results.  As a result, distributions from the Company to its parent company would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities

Distributions by CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings and Charter Operating credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by Charter Operating may be limited by applicable law, including the Delaware Limited Liability Company Act, under which the Charter Operating may only make distributions if it has “surplus” as defined in the act.

Liquidity and Future Principal Payments

The Company and its parent company have significant amounts of debt, and its business requires significant cash to fund principal and interest payments on its and its parent company’s debt, capital expenditures and ongoing operations.  Prior to bankruptcy, the Company and its parent companies funded their cash requirements through cash flows from operating activities, borrowings under credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  Upon filing bankruptcy and continuing under the Plan as consummated, Charter Operating no longer has access to the revolving feature of its revolving credit facility and will rely on cash on hand and cash flows from operating activities to fund its projected operating cash needs.  As set forth below, the Company has significant future principal payments beginning in 2012 and beyond.  The Company continues to monitor the capital markets, and it expects to undertake refinancing transactions and utilize cash flows from operating activities and cash on hand to further extend or reduce the maturities of its principal obligations.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

Based upon outstanding indebtedness as of December 31, 2009, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2009, are as follows:

Year	Amount

2010	$70
2011	70
2012	1,170
2013	2,185
2014	8,248
Thereafter	--

$11,743

9.	Loans Payable – Related Party

Loans payable-related party as of December 31, 2009 consists of loans from Charter Holdco and CCH II to the Company of $13 million and $239 million, respectively. Loans payable-related party as of December 31, 2008 consists of loans from Charter Holdco and CCH II to the Company of $13 million and $227 million, respectively.

10.	Temporary Equity

Temporary equity on the consolidated balance sheets represented Mr. Allen’s 5.6% preferred membership interest in CC VIII, an indirect subsidiary of CCO Holdings, of $203 million as of December 31, 2008.  Mr. Allen’s CC VIII interest was classified as temporary equity as a result of Mr. Allen’s ability to put his interest to the Company upon a change in control.  On the Effective Date, Mr. Allen’s 5.6% preferred membership interest was transferred to Charter and is now classified as noncontrolling interest.  See Note 2 and Note 11.

11.           Noncontrolling Interest

Noncontrolling interest represents Charter’s 5.6% membership interest and CCH I’s 13% membership interest in CC VIII of $225 million as of December 31, 2009.  As of December 31, 2008, noncontrolling interest of $473 million represented only CCH I’s 13% membership interest in CC VIII.  As discussed above, on the Effective Date, Mr. Allen transferred his 5.6% membership interest to Charter. Noncontrolling interest in the accompanying condensed consolidated statements of operations represents the 2% accretion of the preferred membership interest in CC VIII plus approximately 18.6% of CC VIII’s income, inclusive of Mr. Allen’s previous 5.6% membership interest accounted for as temporary equity as of December 31, 2008.

12.      Comprehensive Income (Loss)

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet effectiveness criteria in accumulated other comprehensive loss.  Comprehensive loss for the years ended December 31, 2008, and 2007 was $1.7 billion and $474 million, respectively.  Comprehensive income for the one month ended December 31, 2009 and eleven months ended November 30, 2009 was $22 million and $3.3 billion, respectively.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements could have been extended through 2014.

Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, received payment of $495 million for the market value of the interest rate swap agreements as measured on the date the counterparties terminated plus accrued interest.  The Company does not hold any derivative financial instruments as of December 31, 2009.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company did, however, have certain interest rate derivative instruments that were designated as cash flow hedging instruments.  Such instruments effectively converted variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  The Company formally documented, designated and assessed the effectiveness of transactions that received hedge accounting.

Changes in the fair value of interest rate agreements that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss.  The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).

Certain interest rate derivative instruments were not designated as hedges as they did not meet effectiveness criteria.  However, management believes such instruments were closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges were marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.

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

The effect of derivative instruments on the Company’s consolidated statements of operations is presented in the table below.

	Year Ended December 31, 2009
	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Predecessor Year Ended December 31,
	2009	2009	2008	2007

Change in value of derivatives:
Loss on interest rate derivatives not designated as hedges	$--	$(4)	$(62)	$(46)

Accumulated other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$--	$(9)	$(180)	$(123)

Amount of loss reclassified from accumulated other comprehensive loss into interest expense, reorganization items, net or gain due to fresh start accounting adjustments	$--	$279	$(76)	$10

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

14.      Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2009 and 2008 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at December 31, 2009 and 2008 are based on quoted market prices.

A summary of the carrying value and fair value of the Company’s debt at December 31, 2009 and 2008 is as follows:

	Successor		Predecessor
	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCO Holdings debt	$812	$816	$796	$505
Charter Operating debt	2,500	2,527	2,397	1,923
Credit facilities	7,918	8,000	8,596	6,187

The Company adopted new accounting guidance for fair value measurements and disclosures on its financial assets and liabilities effective January 1, 2008, and has an established process for determining fair value.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Company’s methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Company believes its methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Company’s reporting date.

The accounting guidance establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

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

Interest rate derivatives were valued at December 31, 2008 using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s credit risk) and were classified within level 2 of the valuation hierarchy. The Company’s interest rate derivatives were accounted for at fair value on a recurring basis and totaled $411 million and had a weighted average interest pay rate of 4.93% at December 31, 2008.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

The Company’s long-term debt was adjusted to fair value on the Effective Date.  Debt instruments with a fair value of $9.8 billion were classified as level 1 within the fair value hierarchy and debt instruments with a fair value of $1.4 billion were classified as level 2 in the fair value hierarchy.

Nonfinancial Assets and Liabilities

The Company adopted new accounting guidance effective January 1, 2009 with respect to its nonfinancial assets and liabilities including fair value measurements of franchises, property, plant, and equipment, and other intangible assets.  These assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  During 2009, the Company recorded an impairment on its franchise assets of $2.2 billion and reflected its franchises, property, plant and equipment, customer relationships and goodwill at fair value based on applying fresh start accounting.  The fair value of these assets was determined utilizing an income approach or cost approach that makes use of significant unobservable inputs. Such fair values are classified as level 3 in the fair value hierarchy.  See Note 6 for additional information.

15.      Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the years presented:

	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2009	2009	2008	2007

(Gain) loss on sale of assets, net	$1	$6	$13	$(3)
Special charges, net	3	(44)	56	(14)

	$4	$(38)	$69	$(17)

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the (gain) loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for one month ended December 31, 2009 primarily includes severance charges.  Special charges, net for the eleven months ended November 30, 2009 primarily includes gains related to favorable litigation settlements.  Special charges, net for the year ended December 31, 2008 includes severance charges and settlement costs associated with certain litigation, offset by favorable insurance settlements.  Special charges, net for the year ended December 31, 2007, primarily represents favorable litigation settlements offset by severance associated with the closing of call centers and divisional restructuring.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

16.	Reorganization Items, Net

Reorganization items, net is presented separately in the condensed consolidated statements of operations and represents items of income, expense, gain or loss that are realized or incurred by the Company because it was in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items:

	Successor	Predecessor
	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009

Penalty interest, net	$--	$306
Loss on debt at allowed claim amount	--	48
Professional fees	3	167
Paul Allen management fee settlement – related party	--	11
Other	--	18

Total Reorganization Items, Net	$3	$550

Reorganization items, net consist of adjustments to record liabilities at the allowed claim amounts and other expenses directly related to the Company’s bankruptcy proceedings.  Penalty interest primarily represents the 2% per annum penalty interest paid on the Company’s debt and credit facilities while in bankruptcy, and the incremental amounts owed on the credit facilities as a result of the requirement to pay the prime rate plus the 1% per annum applicable margin instead of the election to pay LIBOR. While in bankruptcy, Charter Operating and CCO Holdings were not able to elect LIBOR on credit facilities but paid interest at the prime rate plus the 1% per annum applicable margin plus 2% per annum penalty interest.  Post-emergence professional fees relate to claim settlements, plan implementation and other transition costs related to the Plan.

17.	Other Income (Expense), Net

Other income (expense), net consists of the following for years presented:

	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2009	2009	2008	2007

CCO Holdings notes redemption	$--	$--	$--	$(19)
Charter Operating credit facilities refinancing	--	--	--	(13)
Gain (loss) on investment	--	1	(1)	(2)
Other, net	--	1	(5)	--

	$--	$2	$(6)	$(34)

In April 2007, CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010 resulting in a loss on extinguishment of debt of approximately $19 million for the year ended December 31, 2007.

In March 2007, Charter Operating refinanced its facilities resulting in a loss on extinguishment of debt for the year ended December 31, 2007 of approximately $13 million.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

18.      Stock Compensation Plans

In accordance with the Plan, Charter’s board of directors adopted the Charter Communications, Inc. 2009 Stock Incentive Plan (the “2009 Stock Plan”).  The 2009 Stock Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of Charter and its subsidiaries and affiliates, as well as others performing consulting services for the Company and its parent companies, are eligible for grants under the 2009 Stock Plan.

Prior to the Company’s emergence from bankruptcy, Charter had stock compensation plans (the “Equity Plans”) which provided for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock, as each term is defined in the Equity Plans.  Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates were eligible to receive grants under the Equity Plans.

Under the Equity Plans, options granted generally vested over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expired 10 years from the grant date.  Restricted stock vested annually over a one to three-year period beginning from the date of grant. The performance units became performance shares on or about the first anniversary of the grant date, conditional upon Charter's performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award.  The performance shares became shares of Class A common stock on the third anniversary of the grant date of the performance units.  In 2009, the majority of restricted stock and performance units and shares were voluntarily forfeited by participants without termination of the service period, and the remaining, along with all stock options, were cancelled on the Effective Date.

The Plan included an allocation of not less than 3% of new equity for employee grants with 50% of the allocation to be granted within thirty days of the Company's emergence from bankruptcy.  In December 2009, Charter’s board of directors authorized 8 million shares under the 2009 Stock Plan and awarded to certain employees 2 million shares of restricted stock, one-third of which are to vest on each of the first three anniversaries of the Effective Date.  Such grant of new awards is deemed to be a modification of old awards and will be accounted for as a modification of the original awards. As a result, unamortized compensation cost of $12 million was added to the cost of the new award and will be amortized over the vesting period.  As of December 31, 2009, total unrecognized compensation remaining to be recognized in future periods totaled $72 million.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

A summary of the activity for Charter’s stock options for the eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, is as follows (amounts in thousands, except per share data).  No stock options were granted in 2009.  On the Effective Date, all remaining stock options were cancelled.

	Predecessor
	Eleven Months Ended November 30,		Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	22,044	$3.82	25,682	$4.02	26,403	$3.88
Granted	--	$--	45	$1.19	4,549	$2.77
Exercised	--	$--	(53)	$1.18	(2,759)	$1.57
Cancelled	(22,044)	$3.82	(3,630)	$5.27	(2,511)	$2.98

Outstanding, end of period	--	$--	22,044	$3.82	25,682	$4.02

Weighted average remaining contractual life	--		6 years		7 years

Options exercisable, end of period	--	$--	15,787	$4.53	13,119	$5.88

Weighted average fair value of options granted	$--		$0.90		$1.86

A summary of the activity for Charter’s restricted Class A common stock for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, is as follows (amounts in thousands, except per share data):

	Successor		Predecessor
	One Month Ended December 31,		Eleven Months Ended November 30,		Year Ended December 31,
	2009		2009		2008		2007
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	--	$--	12,009	$1.21	4,112	$2.87	3,033	$1.96
Granted	1,920	$35.25	--	$--	10,761	$0.85	2,753	$3.64
Vested	--	$--	(259)	$1.08	(2,298)	$2.36	(1,208)	$1.83
Cancelled	--	$--	(11,750)	$1.21	(566)	$1.57	(466)	$4.37

Outstanding, end of period	1,920	$35.25	--	$--	12,009	$1.21	4,112	$2.87

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

A summary of the activity for Charter’s performance units and shares for the eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, is as follows (amounts in thousands, except per share data).  No performance units or shares were granted in 2009.  On the Effective Date, all remaining performance units and shares were cancelled.

	Predecessor
	Eleven Months Ended November 30,		Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	33,037	$1.80	28,013	$2.16	15,206	$1.27
Granted	--	$--	10,137	$0.84	14,797	$2.95
Vested	(951)	$1.21	(1,562)	$1.49	(41)	$1.23
Cancelled	(32,086)	$1.81	(3,551)	$2.08	(1,949)	$1.51

Outstanding, end of period	--	$--	33,037	$1.80	28,013	$2.16

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

For the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, the Company recorded deferred income tax expense and benefits as shown below.  The income tax expense is recognized through increases in deferred tax liabilities and current federal and state income taxes primarily related to fresh start accounting and differences in accounting for franchises at the Company’s indirect corporate subsidiaries and limited liability companies that are subject to income tax.  The income tax benefits were realized through decreases in deferred tax liabilities of certain of its indirect subsidiaries attributable to the write-down of franchise assets for financial statement purposes and not for tax purposes.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

Current and deferred income tax benefit (expense) is as follows:

	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2009	2009	2008	2007

Current expense:
Federal income taxes	$--	$(1)	$(2)	$(3)
State income taxes	(1)	(6)	(5)	(5)

Current income tax expense	(1)	(7)	(7)	(8)

Deferred benefit (expense):
Federal income taxes	(2)	(19)	28	4
State income taxes	(1)	(13)	19	(16)

Deferred income tax benefit (expense)	(3)	(32)	47	(12)

Total income benefit (expense)	$(4)	$(39)	$40	$(20)

Income tax expense for the eleven months ended November 30, 2009 included $71 million of deferred tax benefit related to the impairment of franchises. Income tax benefit for the year ended December 31, 2008 included $32 million of deferred tax benefit related to the impairment of franchises.  Income tax expense for the year ended December 31, 2007 includes $18 million of deferred income tax expense previously recorded at the Company’s indirect parent company.  This adjustment should have been recorded by the Company in prior periods.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively, as follows:

	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2009	2009	2008	2007

Statutory federal income taxes	$(10)	$(1,156)	$530	$116
Statutory state income taxes, net	(1)	(121)	35	10
Losses allocated to limited liability companies not subject to income taxes	3	1,213	(518)	(139)
Valuation allowance reduced (used)	4	25	(7)	(7)

Income tax benefit (expense)	$(4)	$(39)	$40	$(20)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 for the indirect subsidiaries of the Company which are included in long-term liabilities are presented below.

	Successor	Predecessor
	December 31,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$88	$97
Other	33	2

Total gross deferred tax assets	121	99
Less: valuation allowance	(31)	(60)

Deferred tax assets	$90	$39

Deferred tax liabilities:
Property, plant and equipment and other	(170)	(36)
Indefinite life intangibles	(133)	(182)

Deferred tax liabilities	(303)	(218)

Net deferred tax liabilities	$(213)	$(179)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to the Company’s history of losses, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

As of December 31, 2009, the Company had deferred tax assets of $121 million, which primarily relate to net operating loss carryforwards of certain of its indirect corporate subsidiaries and limited liability companies subject to state income tax.  These net operating loss carryforwards (generally expiring in years 2010 through 2028) are subject to certain limitations.  A valuation allowance of $31 million exists with respect to these carry forwards as of December 31, 2009.

No tax years for Charter or Charter Holdco, the Company’s indirect parent companies, are currently under examination by the Internal Revenue Service.  Tax years ending 2006 through 2009 remain subject to examination.  Years prior to 2006 remain open solely for purposes of examination of Charter’s net operating loss and credit carryforwards.

20.      Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.  Unless otherwise disclosed, management believes each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

In connection with the Plan, Charter, Mr. Allen and an entity controlled by Mr. Allen entered into the Allen Agreement, pursuant to which, among other things, Mr. Allen and such entity agreed to support the Plan, including the settlement of their rights, claims and remedies against Charter and its subsidiaries.  See Note 2.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries.  Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries.  The management services include such services as centralized customer billing services, data

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims.  Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations.  Such costs totaled $21 million, $220 million, $213 million, and $213 million for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively.  All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements.  The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2009, 2008 and 2007.

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming.  Among these entities are Digeo, Inc. (“Digeo”), and Microsoft Corporation.  Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures.  Ms. Jo Lynn Allen was a director of the Company until the Effective Date and is the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of the Company and was Executive Vice President of Vulcan Inc. and Vulcan Ventures until May 2009.  The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another.  The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

In 2009, Charter reimbursed Vulcan Inc. approximately $3 million in legal expenses.

9 OM, Inc. (formerly known as Digeo, Inc.)

Mr. Allen, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in 9 OM, Inc. (formerly known as Digeo, Inc.) on a fully-converted fully-diluted basis.  However, in October 2009, substantially all of 9 OM, Inc.'s assets were sold to ARRIS Group, Inc., an unrelated third party. Ms. Jo Lynn Allen was a director of Charter until the Effective Date and is a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of Charter and was Executive Vice President of Vulcan Ventures until his resignation in May 2009. Charter Operating owns a small minority percentage of 9 OM, Inc.'s stock but does not expect to receive any proceeds from the sale of assets to the ARRIS Group, Inc.

In May 2008, Charter Operating entered into an agreement with 9 OM, LLC (formerly known as Digeo Interactive, LLC), a subsidiary of 9 OM, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with 9 OM, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  The Company purchased approximately $19 million and $1 million of DVR units from 9 OM, LLC under these agreements in 2009 and 2008, respectively.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units.  The software for these DVR units was being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004.  Pursuant to a software license agreement with Digeo Interactive for the right to use Digeo's proprietary software for DVR units, the Company paid approximately $2 million, $1 million, $2 million in license and maintenance fees in 2009, 2008, and 2007, respectively.

The Company paid approximately $1 million and $10 million in 2008 and 2007, respectively, in capital purchases under an agreement with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units.  Total purchase price and license and maintenance fees during the term of the definitive agreements were expected to be approximately $41 million.  The definitive agreements were terminable at no penalty to Charter in certain circumstances.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

21.      Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2009 for its contractual obligations.

	Total	2010	2011	2012	2013	2014	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$98	$22	$20	$17	$14	$11	$14
Programming Minimum Commitments (2)	371	101	104	110	56	--	--
Other (3)	350	325	18	3	3	1	--

Total	$819	$448	$142	$130	$73	$12	$14

(1)  The Company leases certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the one month ended December 31, 2009 and eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, were $2 million, $23 million, $24 million, and $23 million, respectively.

(2)  The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were $146 million, $1.6 billion, $1.6 billion, and $1.6 billion, for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively.  Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below.  However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations.  Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur.  Rent expense incurred for pole rental attachments for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, was $4 million, $43 million, $47 million, and $47 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  The Company also pays other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $15 million, $161 million, $179 million, and $172 million for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively.

•
The Company also has $124 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

Litigation

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs seek to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.   Although Charter and Charter LLC continue to deny all liability and believe that they have substantial defenses, on March 16, 2010, the parties tentatively settled this dispute subject to court approval.  The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims.

On March 27, 2009, Charter filed its chapter 11 Petition in the United States Bankruptcy Court for the Southern District of New York.  On the same day, JPMorgan Chase Bank, N.A., (“JPMorgan”), for itself and as Administrative Agent under the Charter Operating Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Charter Operating Credit Agreement.  JPMorgan, as well as other parties, objected to the Plan.  The Bankruptcy Court jointly held 19 days of trial in the JPMorgan Adversary Proceeding and on the objections to the Plan.

On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Plan over the objections of JPMorgan and various other objectors.  The Court also entered an order ruling in favor of Charter in the JPMorgan Adversary Proceeding.  Several objectors attempted to stay the consummation of the Plan, but those motions were denied by the Bankruptcy Court and the U.S. District Court for the Southern District of New York.  Charter consummated the Plan on November 30, 2009 and reinstated the Charter Operating Credit Agreement and certain other debt of its subsidiaries.

Six appeals were filed relating to confirmation of the Plan.  The parties initially pursuing appeals were:  (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8% Senior Second Lien Notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility);  (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

Charter Operating is in the process of amending its senior secured credit facilities which it expects to close by March 31, 2010 and upon the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, has agreed to dismiss the pending appeal of the Company’s Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to the Company’s Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  On March 26, 2010, the Company was informed by counsel for Wells Fargo that Wells Fargo intends to dismiss its appeal on behalf of the lenders under the CCO Holdings credit facility.  Law Debenture Trust and R2 Investments have filed their appeal briefs.  The schedule for the securities plaintiffs to file their appeal briefs has not yet been established. The Company cannot predict the ultimate outcome of the appeals.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

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

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments.  The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.  The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers.  It removed barriers to competition in both the cable television market and the telephone market.  Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas.

Future legislative and regulatory changes could adversely affect the Company’s operations, including, without limitation, additional regulatory requirements the Company may be required to comply with as it offers new services such as telephone.

22.      Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan.  Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.  For each payroll period, the Company contributed to the 401(k) Plan (a) the total amount of the salary reduction the employee elects to defer between 1% and 50% and (b) a matching contribution equal to 50% of the amount of the salary reduction the participant elects to defer (up to 5% of the participant’s payroll compensation), excluding any catch-up contributions.  The Company made contributions to the 401(k) plan totaling $1 million, $7 million, $8 million, and $7 million for the one month ended December 31, 2009, eleven months ended November 30, 2009 and years ended December 31, 2008, and 2007, respectively.

Effective January 1, 2010, the Company’s matching contribution will be discretionary with the intent that any contribution be based on performance metrics used in its other bonus and incentive plans.  The discretionary performance contribution will be made on an annual basis (instead of on a per pay period basis).  Each participant who makes before-tax contributions and is employed on the last day of the fiscal year will receive a portion of the discretionary performance contribution, if any, on a pro rata basis. The Company will divide each participant’s before-tax contributions for the year (up to 5% of eligible earnings, excluding catch-up contributions) by the total employee contributions (up to 5% of eligible earnings, excluding catch-up contributions) for the year to determine each participant’s share of any discretionary performance contribution.

23.      Recently Issued Accounting Standards

In December 2007, the FASB issued guidance included in ASC 810-10, Consolidation – Overall (“ASC 810-10”), which provides guidance on the accounting and reporting for minority interests in consolidated financial statements.  ASC 810-10 requires losses to be allocated to noncontrolling (minority) interests even when such amounts are deficits.   This guidance included in ASC 810-10 is effective for fiscal years beginning after December 15, 2008.  The Company adopted this guidance included in ASC 810-10 effective January 1, 2009 and applied the effects retrospectively to all periods presented to the extent prescribed by the standard.  The adoption resulted in the presentation of Mr. Allen’s previous 5.6% preferred membership interest in CC VIII as temporary equity and CCH I’s 13% membership interest in CC VIII as noncontrolling interest in the Company’s consolidated balance sheets

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

which were previously classified as minority interest.  On the Effective Date, Mr. Allen’s 5.6% preferred membership interest was transferred to Charter.

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

In August 2009, the FASB issued guidance included in ASC 820-10-65 which states companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset.  This guidance included in ASC 820-10-65 addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place.  This guidance included in ASC 820-10-65 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by this guidance. The Company adopted this guidance included in ASC 820-10-65 effective October 1, 2009.  The adoption of this guidance included in ASC 820-10-65 did not have a material impact on the Company’s financial statements.

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

CCO Holdings, LLC (Parent Company Only)
Condensed Balance Sheet

	Successor	Predecessor
	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$--	$2
Receivable from related party	5	15
Investment in subsidiaries	4,158	18
Loans receivable from subsidiaries	242	297
Other assets	--	9

Total assets	$4,405	$341

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities	$9	$8
Long-term debt	1,116	1,146
Member’s equity (deficit)	3,280	(813)

Total liabilities and member’s equity (deficit)	$4,405	$341

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
(dollars in millions, except where indicated)

Condensed Statement of Operations

	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2009	2009	2008	2007

Interest expense	$(7)	$(68)	$(74)	$(84)
Gain due to fresh start accounting adjustments	--	25	--	--
Reorganization items, net	--	(22)	--	--
Other, net	--	--	--	(19)
Equity in earnings (losses) of subsidiaries	29	3,353	(1,399)	(247)

Net income (loss)	$22	$3,288	$(1,473)	$(350)

Condensed Statements of Cash Flows

	Successor	Predecessor
	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2009	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22	$3,288	$(1,473)	$(350)
Noncash interest expense	1	2	3	2
Gain due to fresh start accounting adjustments	--	(25)	--	--
Equity in (earnings) losses of subsidiaries	(29)	(3,353)	1,399	247
Changes in operating assets and liabilities	6	(16)	(20)	(25)
Other, net	--	1	--	8

Net cash flows from operating activities	--	(103)	(91)	(118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from subsidiaries	--	75	1,163	1,767
Investment in subsidiaries	--	(25)	--	--

Net cash flows from investing activities	--	50	1,163	1,767

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance	--	--	--	350
Repayments of long-term debt	--	--	--	(550)
Distributions to parent companies	--	--	(1,072)	(1,447)
Contributions from parent	--	51	--	--
Payments for debt issuance costs	--	--	--	(2)

Net cash flows from financing activities	--	51	(1,072)	(1,649)

NET DECREASE IN CASH AND CASH EQUIVALENTS	--	(2)	--	--
CASH AND CASH EQUIVALENTS, beginning of year	--	2	2	2

CASH AND CASH EQUIVALENTS, end of year	$--	$--	$2	$2