Form 10-K
period 2016-12-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2017-03-03
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From             to

Commission File Number:	001-37789
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

All of the issued and outstanding shares of capital stock of CCO Holdings Capital Corp. are held by CCO Holdings, LLC. All of the limited liability company membership interests of CCO Holdings, LLC are held by CCH I Holdings, LLC (a subsidiary of Charter Communications, Inc., a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

CCO Holdings, LLC and CCO Holdings Capital Corp. meet the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and are therefore filing with the reduced disclosure format.

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of December 31, 2016: 1

Documents Incorporated By Reference: None.

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2016

This annual report on Form 10-K is for the year ended December 31, 2016. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

i

Explanatory Note
On May 18, 2016, Charter Communications, Inc. (formerly known as CCH I, LLC, or “Charter,” an indirect parent company of CCO Holdings, LLC "CCO Holdings") completed its previously reported merger transactions among Charter, Time Warner Cable Inc. (“Legacy TWC”), Charter Communications, Inc. (“Legacy Charter”), and certain other subsidiaries of Charter (the “TWC Transaction”). Also on May 18, 2016, Charter completed its previously reported acquisition of Bright House Networks, LLC (“Legacy Bright House”) from Advance/Newhouse Partnership (the “Bright House Transaction,” and, together with the TWC Transaction, the “Transactions”). As a result of the Transactions, Charter became the new public parent company that holds the combined operations of Legacy Charter, Legacy TWC and Legacy Bright House and was renamed Charter Communications, Inc. Substantially all of the operations acquired in the Transactions were contributed down to CCO Holdings. The financial statements presented in this annual report reflect the operations of CCO Holdings as a subsidiary of Legacy Charter through May 17, 2016 and CCO Holdings as a subsidiary of Charter on and after May 18, 2016. See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2, “Mergers and Acquisitions - Selected Pro Forma Financial Information” for certain financial information presented as if the Transactions had closed on January 1, 2015. Also see Exhibit 99.1 in CCO Holdings' Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 filed with the SEC on November 10, 2016 for pro forma financial information for each quarter of 2015 and the first and second quarter of 2016. Throughout this report references to the “Company” or to “CCO Holdings” refer to the combined company following the completion of the Transactions.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading “Business” and in Part II. Item 7. under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under “Risk Factors” and in Part II. Item 7. under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward‑looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•	disruption in our business relationships as a result of the Transactions;

•	the increase in indebtedness as a result of the Transactions, which will increase interest expense and may decrease our operating flexibility;

•	operating costs and business disruption that may be greater than expected;

•	the ability to retain and hire key personnel; and

•	costs, disruptions and possible limitations on operating flexibility related to, and our ability to comply with, regulatory conditions applicable to us as a result of the Transactions.

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

PART I

Item 1. Business.

Introduction

We are the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 26.2 million residential and business customers at December 31, 2016. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology (“IT”) solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and lifestyle channels and sell security and home management services to the residential marketplace.

Our core strategy is to deliver high quality products at competitive prices, combined with outstanding service. This strategy, combined with simple, easy to understand pricing and packaging, is central to our goal of growing our customer base while also selling more individual services to each customer.  We expect to execute this strategy by managing our operations in a consumer-friendly, efficient and cost effective manner. Our operating strategy includes insourcing much of our customer care and field operations workforce which results in higher quality service transactions. While an insourced operating model can increase field operations and customer care costs associated with each service transaction, the higher quality nature of each service transaction significantly reduces the volume of service transactions per customer, more than offsetting the higher investment made in each service transaction. As we reduce the number of service transactions and recurring costs per customer relationship, we effectively pass those savings on to customers in the form of products and prices, that we believe are more cost effective than what our competitors offer. The combination of offering competitively priced products and high quality service, allows us to increase the number of customer relationships over a fixed network and products sold per relationship, while at the same time reducing the number of service transactions per relationship, improving customer satisfaction and reducing churn, which results in lower costs to acquire and serve customers.  Ultimately, this operating strategy enables us to offer high quality, competitively priced services profitably, while continuing to invest in new products and services.

Our principal executive offices are located at 400 Atlantic Street, Stamford, Connecticut 06901. Our telephone number is (203) 905-7800, and Charter has a website accessible at www.charter.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on Charter's website free of charge as soon as reasonably practicable after they have been filed. The information posted on Charter's website is not incorporated into this annual report.

TWC Transaction

On May 18, 2016, the transactions contemplated by the Agreement and Plan of Mergers dated as of May 23, 2015 (the “Merger Agreement”), by and among Legacy TWC, Legacy Charter, CCH I, LLC, previously a wholly owned subsidiary of Legacy Charter (“New Charter”) and certain other subsidiaries of New Charter were completed. As a result of the TWC Transaction, New Charter became the new public parent company that holds the operations of the combined companies and was renamed Charter Communications, Inc.

Pursuant to the terms of the Merger Agreement, upon consummation of the TWC Transaction, 285 million outstanding shares of Legacy TWC common stock were converted into 143 million shares of Charter Class A common stock valued at approximately $32 billion as of the date of acquisition. In addition, Legacy TWC shareholders (excluding Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Interactive Corporation (“Liberty Interactive”)) received approximately $28 billion in cash.

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

Bright House Transaction

Also, on May 18, 2016, Legacy Charter and Advance/Newhouse Partnership (“A/N”), the former parent of Legacy Bright House, completed their previously announced transaction, pursuant to a definitive Contribution Agreement (the “Contribution Agreement”), under which Charter acquired Bright House. Pursuant to the Bright House Transaction, Charter became the owner of the membership interests in Bright House and the other assets primarily related to Bright House (other than certain excluded assets and liabilities and non-operating cash). As of the date of acquisition, the purchase price totaled approximately $12.2 billion consisting of (a) $2 billion in cash, (b) 25 million convertible preferred units of Charter Communications Holdings, LLC ("Charter Holdings") with a face amount of $2.5 billion that pay a 6% annual preferential dividend, (c) approximately 31.0 million common units of Charter Holdings that are exchangeable into Charter Class A common stock on a one-for-one basis and (d) one share of Charter Class B common stock.

Liberty Transaction

In connection with the TWC Transaction, Legacy Charter and Liberty Broadband completed their previously announced transactions pursuant to their investment agreement, in which Liberty Broadband purchased for cash approximately 22.0 million shares of Charter Class A common stock valued at $4.3 billion at the closing of the TWC Transaction to partially finance the cash portion of the TWC Transaction consideration. In connection with the Bright House Transaction, Liberty Broadband purchased approximately 3.7 million shares of Charter Class A common stock valued at $700 million at the closing of the Bright House Transaction. See Note 2 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” for more information on the Transactions.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect parents and subsidiaries. The chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below are approximations. Indebtedness amounts shown below are principal amounts as of December 31, 2016. See Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

Public Stockholders
Charter Communications, Inc. ("Charter") (fka CCH I, LLC)
100%
(Intermediate holding companies)
87.7%
Advance/Newhouse Partnership ("A/N")
12.3%
Exchangeable common and preferred units representing approximately 12.3% common equity interest with voting rights on an if-converted, if-exchanged basis
Charter Communications Holdings, LLC ("Charter Holdings")
Spectrum Management Holding Company, LLC (merged with Time Warner Cable Inc.)(1)
(Intermediate holding companies)
CCO Holdings, LLC ("CCO Holdings") CCO Holdings Capital Corp. ("CCO Holdings Capital") (Co-issuers of $13.4 billion principal amount of senior notes)(2)
Charter Communications Operating, LLC ("Charter Operating")/ Charter Communications Operating Capital Corp. ("CCO Capital") (Borrowers under $11.9 billion credit facilities and co-issuers of $15.5 billion principal amount of senior secured notes)(3)
Legacy Charter Operating Subsidiaries
Time Warner Cable, LLC ("TWC, LLC") (Issuer of $20.2 billion principal amount of notes and debentures)(4)
Legacy Bright House Operating Subsidiaries
Time Warner Cable Enterprises, LLC ("TWCE") (Issuer of $2.0 billion principal amount of debentures)(5)
Legacy TWC Operating Entities
Guarantors or obligors, as applicable, under the Charter Operating notes, the Credit Agreement and the TWC notes and debentures and the TWCE debentures. (2)-(5)

(1)
In connection with the Transactions, Legacy TWC transferred substantially all of its assets to TWC, LLC and merged with and into Spectrum Management Holding Company, LLC (formerly named Nina Company II, LLC) (“Spectrum Management”) with Spectrum Management as the surviving entity. Spectrum Management was the successor to the SEC reporting obligations of Legacy TWC (which have since been terminated).

(2)
In connection with the Transactions, on May 18, 2016, the proceeds of $2.5 billion principal amount of senior notes previously issued by CCOH Safari, LLC (“CCOH Safari”) and held in escrow were released from escrow, and CCOH Safari merged with and into CCO Holdings, LLC (“CCO Holdings”), which, among other things, assumed the obligations under these debt securities and agreed to guarantee, along with Time Warner Cable, LLC (“TWC, LLC”), Time Warner Cable Enterprises LLC (“TWCE”) and substantially all of the operating subsidiaries of Charter Communications Operating, LLC (“Charter Operating”) (collectively, the “Subsidiary Guarantors”), the Charter Operating notes, the TWC, LLC and TWCE debt securities and the Charter Operating credit facilities.

(3)
In connection with the Transactions, on May 18, 2016, (a) the proceeds of $15.5 billion principal amount of senior notes previously issued by CCO Safari II, LLC (“CCO Safari”) and held in escrow were released from escrow, and CCO Safari II merged with and into Charter Operating, which, among other things, assumed these debt obligations, (b) the $3.8 billion credit facility of CCO Safari III, LLC (“CCO Safari III”) was issued, and CCO Safari III merged with and into Charter Operating, which, among other things, assumed the obligations under this credit facility and (c) Charter Operating agreed to guarantee, along with the Subsidiary Guarantors, the TWC, LLC senior notes and debentures and the TWCE senior debentures. As of December 31, 2016, the Charter Operating credit facilities were comprised of $2.5 billion aggregate principal amount term loan A facility, $1.4 billion aggregate principal amount term loan E facility, $1.2 billion aggregate principal amount term loan F facility, $993 million aggregate principal amount term loan H facility and $2.8 billion aggregate principal amount term loan I facility. Charter Operating also has availability under its revolving credit facility of approximately $2.8 billion as of December 31, 2016.

(4)
In connection with the Transactions, Legacy TWC transferred substantially all of its assets to TWC, LLC (f/k/a TWC NewCo LLC), and, among other things, TWC, LLC assumed all the obligations under $20.2 billion principal amount of notes and debentures previously issued by Legacy TWC, and agreed to guarantee the Charter Operating and TWCE notes and debentures and the Charter Operating credit facilities.

(5)
In connection with the Transactions, TWCE assumed all the obligations under $2.0 billion principal amount of debentures previously issued by Legacy TWC, and agreed to guarantee the Charter Operating and TWC, LLC notes and debentures and the Charter Operating credit facilities.

Products and Services

We offer our customers subscription-based video services, including video on demand (“VOD”), high definition (“HD”) television, and digital video recorder (“DVR”) service), Internet services and voice services. As of December 31, 2016, 70% of our footprint was all-digital enabling us to offer more HD channels, faster Internet speeds and better video picture quality and we intend to transition the remaining portions of our Legacy TWC and Legacy Bright House footprints. Our video, Internet, and voice services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive our services. Bundled services are available to approximately 99% of our passings, and approximately 61% of our customers subscribe to a bundle of services.

All customer statistics as of December 31, 2016 include the operations of Legacy TWC, Legacy Bright House and Legacy Charter, each of which is based on individual legacy company reporting methodology. These methodologies differ and their differences may be material and statistical reporting will be conformed over time to a single reporting methodology. The following table summarizes our customer statistics for video, Internet and voice as of December 31, 2016 and 2015 (in thousands except per customer data and footnotes).

	Approximate as of
	December 31,
	2016 (a)	2015 (a)
Customer Relationships (b)
Residential	24,801	6,284
Small and Medium Business	1,404	390
Total Customer Relationships	26,205	6,674

Residential Primary Service Units ("PSUs")
Video	16,836	4,322
Internet	21,374	5,227
Voice	10,327	2,598
	48,537	12,147

Monthly Residential Revenue per Residential Customer (c)	$109.77	$111.19

Small and Medium Business PSUs
Video	400	108
Internet	1,219	345
Voice	778	218
	2,397	671

Monthly Small and Medium Business Revenue per Customer (d)	$214.25	$172.88

Enterprise PSUs (e)	97	30

After giving effect to the Transactions, December 31, 2015 residential and small and medium business customer relationships would have been 23,795,000 and 1,256,000, respectively, residential video, Internet and voice PSUs would have been 17,062,000, 19,911,000 and 9,959,000, respectively and small and medium business PSUs would have been 361,000, 1,078,000 and 667,000, respectively; Enterprise PSUs would have been 81,000.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2016 and 2015, customers include approximately 208,400 and 38,100 customers, respectively, whose accounts were over 60 days past due, approximately 15,500 and 1,700 customers, respectively, whose accounts were over 90 days past due, and approximately 8,000 and 900 customers, respectively, whose accounts were over 120 days past due.

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

Residential Services

Video Services

Our video customers receive a package of basic programming which, in our all-digital markets, includes a digital set-top box that provides an interactive electronic programming guide with parental controls, access to pay-per-view services, including VOD (available to nearly all of our passings), digital music channels and the option to view certain video services on third party devices. Customers have the option to purchase additional tiers of services including premium channels which provide original programming, commercial-free movies, sports, and other special event entertainment programming. Substantially all of our video programming is available in HD.

In most areas, we offer VOD service which allows customers to select from approximately 30,000 titles at any time. VOD includes standard definition, HD and three dimensional (“3D”) content. VOD programming options may be accessed for free if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis.

Our goal is to provide our video customers with the programming they want, when they want it, on any device. DVR service enables customers to digitally record programming and to pause and rewind live programming.  Customers can also use the Charter TV applications available on portable devices, streaming devices and on our websites to watch up to 300 channels of cable TV, view VOD programming, remotely control digital set-top boxes while in the home and to program DVRs remotely. We intend to consolidate the various legacy entity TV applications into a single Spectrum TV Application in 2017. Customers also have access to programmer authenticated applications and websites such as HBO Go®, Fox Now®, Discovery Go® and WatchESPN®.

In certain markets, we have launched Spectrum Guide®, a network or “cloud-based” user interface that runs on traditional set-top boxes, with a look and feel that is similar to that of the Spectrum TV App. Spectrum Guide® is designed to enable our customers to enjoy a state-of-the-art video experience on set-top boxes, regardless of the age of the set-top box. The guide enables customers to find video content more easily across cable TV channels and VOD options. We plan to continue to deploy across our footprint and enhance this technology in 2017 and beyond.

Internet Services

Approximately 99% of our estimated passings are enabled for DOCSIS 3.0 wideband technology, allowing us to offer our residential customers multiple tiers of Internet services with currently marketed download speeds of up to 300 megabits per second (“Mbps”).  In nearly every market where we have launched Spectrum pricing and packaging (“SPP”), our entry level Internet download speed offering is 60 or 100 Mbps which, among other things, allows several people within a single household to stream HD video content online while simultaneously using our Internet service for non-video purposes. As we roll out SPP in Legacy TWC and Legacy Bright House markets, we will bring base speed offerings to a standard minimum of 60 or 100 Mbps at uniform pricing without any usage-based pricing data caps, modem fees or early termination fees. Finally, we offer a security suite with our Internet services which, upon installation by customers, provides protection against computer viruses and spyware and includes parental control features.

We offer an in-home WiFi product that permits customers to lease high performance wireless routers to maximize their in-home wireless Internet experience. Additionally, we offer an out-of-home WiFi service (“Spectrum WiFi”) in most of our footprint to our Internet customers at designated “hot spots.” In 2017, we expect to expand WiFi accessibility to our customers both inside and outside of their legacy entity footprints.

Voice Services

We provide voice communications services using VoIP technology to transmit digital voice signals over our network. Our voice services include unlimited local and long distance calling to the United States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. For customers that subscribe to both our voice and video offerings, caller ID on TV is also available in most areas.

Other Residential Services

We are continually engaging in product research and development and other opportunities to expand our services including the activation of our Mobile Virtual Network Operator (“MVNO”) agreement with Verizon which would enable us to offer mobile services. The activation of the MVNO with Verizon does not, however, represent an obligation for us to offer mobile services.

Commercial Services

We offer scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

As Spectrum Business, we offer video, Internet and voice services to small and medium businesses over our coaxial network that are similar to those that we provide to our residential customers. Spectrum Business includes a full range of video programming and music services and Internet speeds of up to 100 Mbps downstream, 300 Mbps in certain markets, and up to 20 Mbps upstream in its DOCSIS 3.0 markets. Spectrum Business also includes a set of business services including web hosting, e-mail and security, and multi-line telephone services with more than 30 business features including web-based service management.

Enterprise Solutions

As Spectrum Enterprise, we offer fiber-delivered communications and managed IT solutions to larger businesses, as well as high-capacity last-mile data connectivity services to wireless and wireline carriers, Internet Service Providers (“ISPs”) and other competitive carriers on a wholesale basis.  More specifically, Spectrum Enterprise's portfolio includes fiber Internet access with symmetrical speeds up to 10 gigabits per second (“Gbps”), voice trunking services such as Primary Rate Interface (“PRI”) and Session Initiation Protocol (“SIP”) Trunks, Ethernet services that privately and securely connect geographically dispersed client locations with speeds up to 10 Gbps, and video solutions designed to meet the needs of the hospitality, education, and health care clients.  Our managed IT portfolio includes Cloud Infrastructure as a Service (“IaaS”) and Cloud Desktop as a Service (“DaaS”), and managed hosting, application, and messaging solutions, along with other related IT and professional services. The Transactions have provided us with a larger footprint which allows us to more effectively serve business customers with multiple sites across given geographic regions. These customers can benefit from obtaining these advanced services from a single provider simplifying procurement and potentially reducing their costs.

Advertising Services

Our advertising sales division, Spectrum Reach®, offers local, regional and national businesses with the opportunity to advertise in individual and multiple markets on cable television networks. We receive revenues from the sale of local advertising on digital advertising networks and satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we typically insert local advertising on over 50 channels. Since completion of the Transactions, our larger footprint has increased opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Our increased size provides scale to invest in new technology to create more targeted and interactive advertising capabilities.

Available advertising time is generally sold by our advertising sales force. In some markets, we have formed advertising interconnects or entered into representation agreements with other video distributors, including, among others, Verizon Communications Inc.’s (“Verizon”) fiber optic service (“FiOS”) and AT&T Inc.’s (“AT&T”) U-verse, under which we sell advertising on behalf of those operators. In some markets, we enter into representation agreements under which another operator in the area will sell advertising on our behalf. These arrangements enable us and our partners to deliver linear commercials across wider geographic areas, replicating the reach of local broadcast television stations to the extent possible. In addition, we, together with Comcast Corporation (“Comcast”) and Cox Communications, Inc., own National Cable Communications LLC, which, on behalf of a number of video operators, sells advertising time to national and regional advertisers.

We also sell the advertising inventory of our owned and operated local sports, news and lifestyle channels, and advertising inventory on our regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming and on SportsNet LA, a regional sports network that carries Los Angeles Dodgers’ baseball games and other sports programing.

We have deployed advanced advertising products such as interactivity, household addressability, dynamic ad insertion into VOD and data infused advertising campaigns within various parts of our footprint. These new products will be distributed across more of our footprint in 2017.

Other Services

Regional Sports and News Networks

We have an agreement with the Los Angeles Lakers for rights to distribute all locally available pre-season, regular season and post-season Los Angeles Lakers’ games through 2033. We broadcast those games on our regional sports network, Spectrum SportsNet. As of December 31, 2016, Spectrum SportsNet was distributed to approximately 4.7 million multichannel video customers via the majority of major multichannel video distributors in our Southern California, Las Vegas, NV and Hawaii regions. We also manage 36 local news channels, including Spectrum News NY1, a 24-hour news channel focused on New York City, 20 local sports channels and three local lifestyle community channels, and we own 26.8% of Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), a New York City-based regional sports network that carries New York Mets’ baseball games as well as other regional sports programming.

American Media Productions, LLC ("American Media Productions"), an unaffiliated third party, owns SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with agreements with American Media Productions, we act as the network’s exclusive affiliate and advertising sales representative and have certain branding and programming rights with respect to the network. In addition, we provide certain production and technical services to American Media Productions. The affiliate, advertising, production and programming agreements continue through 2038. We continue to seek distribution agreements for the carriage of SportsNet LA by other major distributors.

Security and Home Management

We also provide security and home management services to our residential customers in certain markets. Our broadband cable system connects the customer’s in-home system to our emergency response center. In addition to providing traditional security, fire and medical emergency monitoring and dispatch, the service allows customers to remotely arm or disarm their security system, monitor their home via indoor and outdoor cameras, and remotely operate key home functions, including setting and controlling lights, thermostats and door locks.

Pricing of Our Products and Services

Our revenues are principally derived from the monthly fees customers pay for the services we provide. We typically charge a one-time installation fee which is sometimes waived or discounted in certain sales channels during certain promotional periods.

Our SPP offers a standardized price for each tier of service, bundle of services, and add-on service, regardless of market and emphasizes triple play bundles of video, Internet and voice services. Our most popular and competitive services are combined in core packages at what we believe are attractive prices. We began launching SPP in the Legacy TWC and Legacy Bright House footprints in the third quarter of 2016, and we expect to offer SPP in all markets by the middle of 2017. We believe our approach:

•	offers simplicity for customers to understand our offers, and for our employees in service delivery;

•	offers the ability to package more services at the time of sale, thus increasing revenue per customer;

•	offers a higher quality and more value-based set of services, including faster Internet speeds, more HD channels, lower equipment fees and a more transparent pricing structure;

•	drives higher customer satisfaction, lower service calls and churn; and

•	allows for gradual price increases at the end of promotional periods.

Our Network Technology and Customer Premise Equipment

Our network includes three key components: a national backbone, regional/metro networks and the “last-mile” network.  Both our national backbone and regional/metro network components utilize a redundant Internet Protocol ("IP") ring/mesh architecture.  The national backbone component provides connectivity from the regional demarcation points to nationally centralized content, connectivity and services.  The regional/metro network components provide connectivity between the regional demarcation points and headends within a specific geographic area and enable the delivery of content and services between these network components.

Our last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes served by that node. For our fiber Internet, Ethernet, carrier wholesale, SIP and PRI Spectrum Enterprise customers, fiber optic cable is extended from the individual nodes to the customer’s site.  For certain new build and MDU sites, we increasingly bring fiber to the customer site. Our design standard is six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services.  This design standard allows these strands to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. We believe that this hybrid network design provides high capacity and signal quality.  The design also provides two-way signal capabilities for the support of interactive services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;

•	dedicated bandwidth for two-way services; and

•	signal quality and high service reliability.

Approximately 98% of our estimated passings are served by systems that have bandwidth of 750 megahertz or greater as of December 31, 2016. This bandwidth capacity enables us to offer HD television, DOCSIS-based Internet services and voice services.

An all-digital platform enables us to offer a larger selection of HD channels, faster Internet speeds and better picture quality while providing greater plant security and enabling lower installation and disconnect service truck rolls. We are currently all-digital in 70% of our footprint and intend to transition the remaining portions of our Legacy TWC and Legacy Bright House footprints.

We have been introducing our new set-top box, WorldBox, to consumers in certain markets. The WorldBox design has opened the set-top box market to new vendors and reduced our set-top box costs. The WorldBox also includes more advanced features and functionality than older set-top boxes, including faster processing times, IP capabilities with increased speed, additional simultaneous recordings, increased DVR storage capacity, and a greater degree of flexibility for consumers to take Charter-provisioned set-top boxes with them, if and when, they move residences. We have also been introducing our new cloud-based user interface, Spectrum Guide®, to our video customers in certain markets. Spectrum Guide® improves video content search and discovery, and fully enables our on-demand offering. In addition, Spectrum Guide® can function on nearly all of Legacy Charter’s deployed set-tops, reducing costs and customer disruption to swap equipment for new functionality.

Management, Customer Care and Marketing

Our operations are centralized, with senior executives located at several key corporate offices, responsible for coordinating and overseeing operations including establishing company-wide strategies, policies and procedures. Sales and marketing, network operations, field operations, customer operations, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for on-site service transactions with customers and maintaining and constructing that portion of our network which is located outdoors.  In 2017, our field operations group will focus on standardizing practices, processes, procedures and metrics, including those used to assure the quality of work performed when servicing customers.

We continue to focus on improving the customer experience through enhanced product offerings, reliability of services, and delivery of quality customer service.  As part of our operating strategy, we are committed to investments and hiring plans that will insource most of our customer service workload over the next few years. We intend to bring the Legacy TWC and Legacy Bright House customer operations workload, much of which is outsourced offshore, back to the United States. Most of these repatriated jobs will be fully insourced and will increase our full time labor force. We are currently constructing a new call center in McAllen, TX which will solely serve customers who prefer to engage with us in Spanish, resulting in the creation of new jobs. This new facility will be operational and taking calls in 2017.

Legacy Charter’s in-house domestic call centers currently handle approximately 90% of calls, managed centrally to ensure a consistent, high quality customer experience.  On a consolidated basis, in-house domestic call centers handle just over 60% of customer service calls. Over a multi-year period, however, we plan to migrate Legacy TWC and Legacy Bright House customer service centers to Legacy Charter’s model of using segmented, virtualized, U.S.-based in-house call centers. Segmented, virtualized call centers allow calls to be routed to agents across our footprint based on call type, enabling agents to be experts in addressing specific customer needs, thus creating a better customer experience. Legacy Charter’s inbound sales, billing, service and retention call centers are also virtualized and segmented by call-type. A new call center agent desktop interface tool, already used at Legacy Charter, is being developed for the acquired systems. This new desktop interface tool will enable virtualization of all call centers, regardless of the legacy billing platform, to better serve our customers.

We also provide customers with the opportunity to interact with us through a variety of forums in addition to telephonic communications, including through our customer website, mobile device applications, online chat, and via social media. Our customer websites and mobile applications enable customers to pay their bills, manage their accounts, order new services and utilize self-service help and support.

We sell our residential and commercial services using a national brand platform known as Spectrum®, Spectrum Business® and Spectrum Enterprise®. These brands reflect our comprehensive approach to industry-leading products, driven by speed, performance and innovation. Our marketing strategy emphasizes the sale of our bundled services through targeted direct response marketing programs to existing and potential customers and increases awareness and the value of the Spectrum brand. Our marketing organization creates and executes marketing programs intended to grow customer relationships, increase services per relationship, retain existing customers and cross-sell additional products to current customers. We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase our responsiveness to our customers and to improve our sales and customer retention. Our marketing organization also manages and directs several sales channels including direct sales, on-line, outbound telemarketing and stores.

Programming

We believe that offering a wide variety of video programming choices influences a customer’s decision to subscribe and retain our cable video services. We obtain basic and premium programming, usually pursuant to written contracts, from a number of suppliers although media consolidation has resulted in fewer suppliers and additional selling power on the part of programmer suppliers. Our programming contracts generally continue for a fixed period of time, usually for multiple years, and are subject to negotiated renewal.

Programming is usually made available to us for a license fee, which is generally paid based on the number of customers to whom we make that programming available. Programming license fees may include “volume” discounts and financial incentives to support the launch of a channel and/or ongoing marketing support, as well as discounts for channel placement or service penetration. For home shopping channels, we typically receive a percentage of the revenue attributable to our customers’ purchases. We also offer VOD and pay per view channels of movies and events that are subject to a revenue split with the content provider.

Our programming costs have increased in excess of customary inflationary and cost-of-living type increases.  We expect programming costs to continue to increase due to a variety of factors including, annual increases pursuant to our programming contracts, contract renewals with programmers and the carriage of incremental programming, including new services and VOD programming. Increases in the cost of sports programming and the amounts paid for broadcast station retransmission consent have been the largest contributors to the growth in our programming costs over the last few years. Additionally, the demands of large media companies who link carriage of their most popular networks to carriage and cost increases of their less popular networks, has limited our flexibility in creating more tailored and cost-sensitive programming packages for consumers.  Finally, programmers have experienced declines in demand for advertising as advertisers shift more of their marketing spend online.  We believe that this is resulting in programmers demanding higher programming fees from us, as they seek to recover revenue they are losing to online advertising.

Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission-consent regime, we are not allowed to carry the station’s signal without that station’s permission. Continuing demands by owners of broadcast stations for cash payments at substantial increases over amounts paid in prior years in exchange for retransmission consent will increase our programming costs or require us to cease carriage of popular programming, potentially leading to a loss of customers in affected markets.

Over the past several years, increases in our video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect them to do so in the foreseeable future. Although we pass along a portion of amounts paid for retransmission consent to the majority of our customers, our inability to fully pass programming cost increases on to our video customers has had, and is expected in the future to have, an adverse impact on our cash flow and operating margins associated with our video product. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies.

We have programming contracts that have expired and others that will expire at or before the end of 2017. We will seek to renegotiate the terms of these agreements. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreements with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Regions

We operate in geographically diverse areas which are organized in regional clusters. These regions are managed centrally on a consolidated level. Our eleven regions and the customer relationships within each region as of December 31, 2016 are as follows (in thousands):

Regions	Total Customer Relationships
Carolinas	2,609
Central	2,800
Florida	2,251
Great Lakes	2,143
Northeast	2,909
Northwest	1,410
NYC	1,317
South	2,030
Southern Ohio	2,039
Texas	2,561
West	4,136

Competition

Residential Services

We face intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants.

Video competition

Our residential video service faces competition from direct broadcast satellite (“DBS”) services, which have a national footprint and compete in all of our operating areas. DBS providers offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. They offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to our residential video service. Our residential video service also faces competition from phone companies with fiber-based networks, primarily AT&T U-verse, Frontier Communications Corporation (“Frontier”) FiOs and Verizon FiOs, which offer wireline video services in approximately 23%, 8% and 4%, respectively, of our operating areas. In July 2015, AT&T acquired DIRECTV Group Inc. (“DIRECTV”), the nation’s largest DBS provider, with the combined company able to offer bundles of video, Internet, wireline phone service and wireless service. As a condition to the Federal Communications Commission ("FCC") approval of the transaction, AT&T is required to deploy fiber to the home (“FTTH”) to 12.5 million locations within four years from the close of its transaction. AT&T also announced the acquisition of Time Warner Inc. in October 2016 which is subject to regulatory approval. If approved, it is not yet clear how AT&T will use the various programming and studio assets to benefit its own video on its various platforms or potential program access conditions as part of such regulatory approval.

Our residential video service also faces growing competition from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. These newer categories of competitors include virtual multichannel video programming distributors (“V-MVPD”) such as AT&T’s “DirecTV NOW,” DISH Network Corporation’s “Sling TV,” and Sony Corporation’s “Playstation Vue,” and direct to consumer products offered by programmers that have not traditionally sold programming directly to consumers, such as HBO’s “HBO Now,” CBS’ “CBS All Access” and Showtime’s “Showtime Anytime.” Other online video business models have also developed, including, (i) subscription video on demand (“SVOD”) services such as Netflix, Amazon.com Inc.’s (“Amazon”) “Prime,” and “Hulu Plus,” (ii) ad-supported free online video products, including Google Inc.’s (“Google”), “YouTube” and “Hulu,” some of which offer programming for free to consumers that we currently purchase for a fee, (iii) pay-per-view products, such as Apple’s “ITunes” and Amazon’s, “Amazon Instant,” and (iv) additional ad-supported free offerings from wireless providers such as Verizon’s “go90” and T-Mobile’s “Binge On” that exempt certain video content traffic from counting towards monthly data caps. We have viewed online video services as complementary to our own video offering, and we have developed a cloud-based guide that is capable of incorporating video from many on-line video services currently offered in the marketplace. As the proliferation of online video services grows, however, services such as DirecTV Now and potential forthcoming services such as Hulu Live, and new direct to consumer offerings, could negatively impact the growth of our video business.

Internet competition

Our residential Internet service faces competition from the phone companies’ DSL, FTTH and wireless broadband offerings as well as from a variety of companies that offer other forms of online services, including wireless and satellite-based broadband services. Verizon’s FiOs and Frontier in certain markets acquired from Verizon, are our primary fiber-to-the-home competitor, although AT&T has also begun fiber-to-the home builds as well, including the required buildout per the FCC condition as a result of AT&T’s acquisition of DIRECTV noted above. Given the FTTH deployments of our competitors, launches of broadband services offering 1 Gbps speed are becoming more common. Several competitors, including AT&T and Google, deliver 1 Gbps broadband speed in at least a portion of their footprints which overlap our footprint. DSL service is often offered at prices lower than our Internet services, although typically at speeds lower than the speeds we offer. Various wireless phone companies are now offering third and fourth generation (3G and 4G) wireless Internet services with fifth generation (5G) and faster services on the horizon, some of which offer unlimited data packages to customers. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-based Internet access.

Voice competition

Our residential voice service competes with wireless and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. We also compete with “over-the-top” phone providers, such as Vonage, Skype, magicJack, Google Voice and Ooma, Inc., as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which we operate our residential voice service.

Regional Competitors

In some of our operating areas, other competitors have built networks that offer video, Internet and voice services that compete with our services. For example, in Kansas City and Austin, Texas, our residential video, Internet and voice services compete with Google Fiber services. In addition to Google Fiber, Cincinnati Bell Inc., Hawaiian Telcom, RCN Telecom Services, LLC and WideOpenWest Finance, LLC (“WOW”), each compete with us in parts of our operating area.

Additional competition

In addition to multi-channel video providers, cable systems compete with other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. Competition is also posed by satellite master antenna television systems, or SMATV systems, serving MDUs, such as condominiums, apartment complexes, and private residential communities.

Business Services

We face intense competition as to each of our business services offerings. Our small and medium business video, Internet, networking and voice services face competition from a variety of providers as described above. Our enterprise solutions also face competition from the competitors described above as well as other telecommunications carriers, such as metro and regional fiber-based carriers. We also compete with cloud, hosting and related service providers and application-service providers.

Advertising

We face intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new formats seek to attract the same advertisers. We compete for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media and online advertising companies and content providers.

Security and Home Management

Our IntelligentHome service faces competition from traditional security companies, such as The ADT Corporation, service providers such as Verizon and AT&T, as well as new entrants, such as Vivint, Inc., Alarm.com, Inc. and NEST Labs, Inc. (which Google acquired in 2014).

Seasonality and Cyclicality

Our business is subject to seasonal and cyclical variations. Our results are impacted by the seasonal nature of customers receiving our cable services in college and vacation markets. Our revenue is subject to cyclical advertising patterns and changes in viewership levels. Our advertising revenue is generally higher in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, benefiting in even-numbered years from advertising related to candidates running for political office and issue-oriented advertising. Our capital expenditures and trade working capital are also subject to significant seasonality based on the timing of subscriber growth, network programs, specific projects and construction.

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our three primary services for both residential and commercial customers: video, Internet, and voice services. Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. We could be materially disadvantaged in the future if we are subject to new regulations or regulatory actions that do not equally impact our key competitors. We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future. In addition, we are already subject to Charter-specific conditions regarding certain business practices as a result of the FCC’s approval of the Transactions.

Video Service

Must Carry/Retransmission Consent

There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Popular stations invoking “retransmission consent” have been demanding substantial compensation increases in their recent negotiations with cable operators, thereby significantly increasing our operating costs.

Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that appeal to our customers and generate revenues.

Cable Equipment

In 1996, Congress enacted a statute requiring the FCC to adopt regulations designed to assure the development of an independent retail market for “navigation devices,” such as cable set-top boxes. As a result, the FCC required cable operators to make a separate offering of security modules (i.e., a “CableCARD”) that can be used with retail navigation devices. Some of the FCC’s rules requiring support for CableCARDs were vacated by the United States Court of Appeals for the District of Columbia in 2013, and another of these rules was repealed by Congress in 2014, but the basic obligation to provide separable security for retail devices remains in place. In 2016, the FCC proposed to replace its CableCARD regime with burdensome new rules that would have required us to make disaggregated “information flows” available to set-top boxes and apps supplied by third parties. That proposal was not adopted, but various parties may continue to advocate alternative regulatory approaches to reduce consumer dependency on traditional operator provided set-top boxes.  It remains uncertain whether the FCC or Congress will change the legal requirements related to our set-top boxes and what the impact of any such changes might be.

Privacy and Information Security Regulation

The Communications Act limits our ability to collect, use, and disclose subscribers’ personally identifiable information for our video, voice, and Internet services, as well as provides requirements to safeguard such information. We are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer, subscriber and employee information. Further, the FCC, Federal Trade Commission ("FTC"), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and online marketing efforts. The FCC recently adopted privacy rules that contain new restrictions affecting the use of broadband and voice customer data, and various other federal agencies, including the FTC, continue to provide updated guidance on the use and protection of consumer data.

Our operations are also subject to federal and state laws governing information security, including new “reasonable” data security requirements set forth in the FCC’s recently adopted privacy rules, which will become effective on March 3, 2017. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures. The FCC has recently used the existing authority under its privacy and security requirements for telecommunications services to bring enforcement actions against several companies for failing to protect customer data from unauthorized access by and disclosure to third parties, resulting in substantial monetary settlements. Similarly, the FTC and state attorneys general regularly bring enforcement actions against companies related to information security breaches and privacy violations. Several state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business.

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risk. One such standard is the voluntary framework released by the National Institute for Standards and Technologies (“NIST”) in February 2014, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure.The NIST cybersecurity framework provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST cybersecurity framework, including the FCC, which is also considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements. We cannot predict what proposals may be adopted or how new legislation and regulations, if any, would affect our business.

MDUs / Inside Wiring

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

Pole Attachments

The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation.  In 2011 and again in 2015, the FCC amended its existing pole attachment rules to promote broadband deployment.  The 2011 order allows for new penalties in certain cases involving unauthorized attachments, but generally strengthens the cable industry’s ability to access investor-owned utility poles on reasonable rates, terms, and conditions.  Additionally, the 2011 order reduces the federal rate formula previously applicable to “telecommunications” attachments to closely approximate the rate formula applicable to “cable” attachments. The 2015 order continues the reconciliation of rates, effectively closing the remaining “loophole” that potentially allowed for significantly higher rates for telecommunications than for “cable” attachments in certain scenarios. Utility pole owners have appealed the 2015 order. Neither the 2011 order nor the 2015 order directly affect the rate in states that self-regulate (rather than allow the FCC to regulate pole rates), but many of those states have substantially the same rate for cable and telecommunications attachments.

Although the 2011 and 2015 orders do not impact the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, the issue has not been fully resolved by the FCC, and a potential change in classification in a pending proceeding could adversely impact our pole attachment rates in states or for periods of time in which the cable rate is or was lower than the telecommunications rate.  Additionally, although the FCC’s 2015 reclassification of broadband Internet access as a telecommunications service also set forth the FCC’s intention that pole rates not increase as result. That reclassification ruling could adversely impact our pole attachment rates in states or for periods of time in which the cable rate is or was lower than the telecommunications rate.

Cable Rate Regulation

Federal law strictly limits the potential scope of cable rate regulation. Pursuant to federal law, all video offerings are universally exempt from rate regulation, except for a cable system’s minimum level of video programming service, referred to as “basic service,” and associated equipment. Rate regulation of basic service and associated equipment operates pursuant to a federal formula, with local governments, commonly referred to as local franchising authorities, primarily responsible for administering this regulation. The majority of our local franchising authorities have never certified to regulate basic service cable rates. In 2015, the FCC adopted an order (which is now under appeal) reversing its historic approach to rate regulation certifications and requiring a local franchise authority interested in regulating cable rates to first make an affirmative showing that there is no “effective competition” (as defined under federal law) in the community. Very few local franchise authorities have filed the necessary rate regulation certification, and the FCC’s 2015 order should make it more difficult for such entities to assert rate regulation in the future.

There have been calls to impose expanded rate regulation on the cable industry. Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. Any such constraints could adversely affect our operations.

Ownership Restrictions

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

Access Channels

Local franchise agreements often require cable operators to set aside certain channels for public, educational, and governmental access programming. Federal law also requires cable systems to designate up to 15% of their channel capacity for commercial leased access by unaffiliated third parties, who may offer programming that our customers do not particularly desire. The FCC adopted revised rules in 2007 mandating a significant reduction in the rates that operators can charge commercial leased access users and imposing additional administrative requirements that would be burdensome on the cable industry. The effect of the FCC’s revised rules was stayed by a federal court, pending a cable industry appeal and an adverse finding by the Office of Management and Budget. Although commercial leased access activity historically has been relatively limited, increased activity in this area could further burden the channel capacity of our cable systems.

Other FCC Regulatory Matters

FCC regulations cover a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network and syndicated programming; (5) restrictions on political advertising; (6) restrictions on advertising in children’s programming; (7) licensing of systems and facilities; (8) maintenance of public files; (9) emergency alert systems; and (10) disability access, including new requirements governing video-description and closed-captioning. Each of these regulations restricts our business practices to varying degrees and may impose additional costs on our operations.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business.

Copyright

Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative proposals and administrative review and could adversely affect our ability to obtain desired broadcast programming.

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

Franchise Matters

Our cable systems generally are operated pursuant to nonexclusive franchises, permits, and similar authorizations granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. Cable franchises generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, supporting and carrying public access channels, and changes in the ownership of the franchisee. A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law caps local franchise fees.

Prior to the scheduled expiration of our franchises, we generally initiate renewal proceedings with the granting authorities. The Communications Act of 1934, as amended (the “Communications Act”), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, however, many governmental authorities require the cable operator to make additional costly commitments. Historically, we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. If we fail to obtain renewals of franchises representing a significant number of our customers, it could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity, including our ability to comply with our debt covenants. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

The traditional cable franchising regime has undergone significant change as a result of various federal and state actions. The FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce certain franchising burdens for these new entrants. The FCC adopted more modest relief for existing cable operators.

At the same time, a substantial number of states have adopted new franchising laws. Again, these laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing cable operators. In many instances, these franchising regimes do not apply to established cable operators until the existing franchise expires or a competitor directly enters the franchise territory. The exact nature of these state franchising laws, and their varying application to new and existing video providers, will impact our franchising obligations and our competitive position.

Internet Service

FCC regulations subject broadband Internet access services to certain regulations intended to ensure that end users can send and receive lawful Internet content without discrimination by Internet service providers such as us. Under these rules, providers of broadband Internet access service are not permitted to block access to, or restrict data rates for downloading, lawful content or ban the attachment of non-harmful devices to our service except to the extent required by reasonable network management practices. Internet service providers are also not permitted to give special priority to the transmission of content from our affiliates or accept payment from third parties to give special priority their content. Furthermore, Internet service providers are subject to a general obligation not to take actions that unreasonably interfere with the ability of end users (such as our subscribers) and edge providers (such as web sites) to exchange data with each other. The FCC has also stated that it will investigate problems that may arise regarding interconnection of the networks of retail broadband Internet access providers with “upstream” providers of Internet connectivity. In addition, the FCC rules require that we meet certain “transparency” obligations, i.e., that we disclose material technical and other terms and conditions applicable to our Internet service. These FCC regulations were upheld by the D.C. Circuit in June 2016, but remain subject to additional appeals. We cannot predict how those ongoing appeals will be resolved. Moreover, it is possible that Congress or the FCC will modify or repeal the existing regulations.

We cannot predict how the FCC will enforce its regulations in particular cases or whether in the future the FCC may seek to expand the scope of its regulatory obligations on Internet access service providers. In addition to the regulatory obligations noted above, providers of broadband Internet access service are obliged by the Communications Assistance for Law Enforcement Act (CALEA) to configure their networks in a manner that facilitates the ability of law enforcement, with proper legal authorization, to obtain information about our customers, including the content of their Internet communications The FCC and Congress also are considering subjecting Internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on our Internet service. Also, the FCC and some state regulatory commissions direct certain subsidies to telephone companies deploying broadband to areas deemed to be “unserved” or “underserved.” We have opposed such subsidies when directed to areas that we serve. Despite our efforts, future subsidies may be directed to areas served by us, which could result in subsidized competitors operating in our service territories. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect our business.

Aside from the FCC’s generally applicable regulations, we have made certain commitments to comply with the FCC’s order in connection with the FCC’s approval of the TWC Transaction and the Bright House Transaction (discussed above).

The FCC is considering whether online video distributors (“OVDs”) that offer programming to customers with a broadband Internet connection should be classified as multichannel video programming distributors (“MVPDs”), and thereby subject to the program access protections available to MVPDs, as well as some of the regulatory requirements applicable to MVPDs. The outcome of this proceeding, which could impact how OVDs compete in the future with traditional cable service, cannot be determined at the current time.

Voice Service

The Telecommunications Act of 1996 created a more favorable regulatory environment for us to provide telecommunications and/or competitive voice services than had previously existed. In particular, it established requirements ensuring that competitive telephone companies could interconnect their networks with those providers of traditional telecommunications services to open the market to competition. The FCC has subsequently ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnection with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. Since that time, the FCC has initiated a proceeding to determine whether such interconnection rights should extend to traditional and competitive networks utilizing IP technology, and how to encourage the transition to IP networks throughout the industry. New rules or obligations arising from these proceedings may affect our ability to compete in the provision of voice services.

The FCC has collected extensive data from providers of point to point transport (“special access”) services, such as us, and the FCC may use that data to evaluate whether the market for such services is competitive, or whether the market should be subject to further regulation, which may increase our costs or constrain our ability to compete in this market. The FCC also recently selected a new national local number portability administrator, and the change to that new administrator may adversely impact our ability to manage number porting and related tasks.

Further regulatory changes are being considered that could impact our voice business and that of our primary telecommunications competitors. The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers. The FCC has already determined that certain providers of voice services using Internet Protocol technology must comply with requirements relating to 911 emergency services (“E911”), the CALEA (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information issues, number portability, network outage reporting, rural call completion, disability access, regulatory fees, and discontinuance of service. In November 2014, the FCC adopted an order imposing limited back-up power obligations on providers of facilities-based fixed, residential voice services that are not otherwise line-powered, including our VoIP services. This order became effective in February 2016 and requires us to disclose certain information to customers and to make back-up power available at the point of sale. In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level. As a result, some states have begun proceedings to subject cable VoIP services to state level regulation, and at least one state has asserted jurisdiction over our VoIP services. We have filed a legal challenge to that state’s assertion of jurisdiction, which is now pending before a federal district court in Minnesota. Although we have registered with, or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services and to maintain needed network interconnection arrangements, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved.

Transaction-Related Commitments

In connection with approval of the Transactions, federal and state regulators imposed a number of post-merger conditions on us including but not limited to the following.

FCC Conditions

•
Offer settlement-free Internet interconnection to any party that meets the requirements of our Interconnection Policy (available on Charter’s website) on terms generally consistent with the policy for seven years (with a possible reduction to five);

•
Deploy and offer high-speed broadband Internet access service to an additional two million locations over five years, at least one million of which must be in areas outside our footprint that face competition from another high-speed Internet provider;

•	Refrain from charging usage-based prices or imposing data caps on any fixed mass market broadband Internet access service plans for seven years (with a possible reduction to five);

•	Offer 30/4 Mbps discounted broadband where technically feasible to eligible customers throughout our service area for four years from the offer’s commencement; and

•
Continue to provide CableCARDs to any new or existing customer upon request for use in third-party retail devices for four years-and continue to support such CableCARDs for seven years (in each case, unless the FCC changes the relevant rules).

The FCC conditions also contain a number of compliance reporting requirements.

DOJ Conditions

The Department of Justice (“DOJ”) Order prohibits us from entering into or enforcing any agreement with a video programmer that forbids, limits or creates incentives to limit the video programmer’s provision of content to OVDs. We will not be able to avail ourself of other distributors’ most favored nation (“MFN”) provisions if they are inconsistent with this prohibition. The DOJ’s conditions are effective for seven years, although we may petition the DOJ to eliminate the conditions after five years.

State Conditions

Certain state regulators, including California, New York, Hawaii and New Jersey also imposed conditions in connection with the approval of the Transactions. These conditions include requirements related to:

•	Upgrading networks within the designated state, including upgrades to broadband speeds and conversion of all households served within California and New York to an all-digital platform;

•	Building out our network to households and business locations that are not currently served by cable within the designated states;

•	Offering LifeLine service discounts and low-income broadband to eligible households served within the applicable states;

•	Investing in service improvement programs and customer service enhancements and maintaining customer-facing jobs within the designated state;

•	Continuing to make legacy service offerings available, including allowing Legacy TWC and Legacy Bright House customers to maintain their existing service offerings for a period of three years; and

•	Complying with reporting requirements.

Employees

As of December 31, 2016, we had approximately 91,500 active full-time equivalent employees. At December 31, 2016, approximately 2,500 of our employees were represented by collective bargaining agreements. We believe we have good relations with our employees including those represented by collective bargaining agreements.

Item 1A.     Risk Factors.

Risks Related to the Integration of the Transactions

If we are not able to successfully integrate our business with that of Legacy TWC and Legacy Bright House within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Transactions may not be realized fully, or at all, or may take longer to realize than expected. In such circumstance, we may not perform as expected and the value of Charter's Class A common stock may be adversely affected.

Until the closing of the Transactions, Legacy Charter, Legacy TWC and Legacy Bright House operated independently, and there can be no assurances that their businesses can be integrated successfully. We now have significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the Transactions. It is possible that the integration process could result in the loss of key Charter employees, the loss of customers, the disruption of our ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating Legacy TWC and Legacy Bright House with the Legacy Charter operations will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management will be required to devote a significant amount of time and attention to the integration process and there is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

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

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ administrative and information technology infrastructure;

•	coordinating programming and marketing efforts;

•	coordinating geographically dispersed organizations;

•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;

•	completing the conversion of analog systems to all-digital for the Legacy TWC and Legacy Bright House systems; and

•	attracting and retaining the necessary personnel associated with the acquired assets.

Even if the new businesses are successfully integrated, it may not be possible to realize the benefits that are expected to result from the Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by costs incurred or delays in integrating the businesses and increased operating costs. If the combined company fails to realize the anticipated benefits from the transactions, our liquidity, results of operations, financial condition and/or share price may be adversely affected. In addition, at times, the attention of certain members of our management and resources may be focused on the integration of the businesses and diverted from day-to-day business operations, which may disrupt the business of the combined company.

If the operating results of Legacy TWC and/or Legacy Bright House are less than our expectations, or an increase in the capital expenditures to upgrade and maintain those assets as well as to keep pace with technological developments are greater than expected, we may not achieve the expected level of financial results from the Transactions.

We will derive a portion of our continuing revenues and net income from the operations of Legacy TWC and Legacy Bright House. Therefore, any negative impact on these companies or the operating results derived from such companies could harm the combined company’s operating results.

Our business and the businesses of Legacy TWC and Legacy Bright House are characterized by rapid technological change and the introduction of new products and services. We intend to make investments in the combined business and transition toward only using two-way all-digital set-top boxes. The increase in capital expenditures necessary for the transition toward two-way set-top boxes in the business may negatively impact the expected financial results from the Transactions. The combined company may not be able to fund the capital expenditures necessary to keep pace with technological developments, execute the plans to do so, or anticipate the demand of its customers for products and services requiring new technology or bandwidth. Our inability to maintain, expand and upgrade our existing or combined businesses could materially adversely affect our financial condition and results of operations.

The Transactions were accounted for as an acquisition in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Legacy TWC and Legacy Bright House have been recorded, as of the date of completion of the Transactions, at their respective fair values and added to our assets and liabilities.

The excess of the purchase price over those fair values has been recorded as goodwill. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on our operating results.

As a result of the closing of the Transactions, our businesses are subject to the conditions set forth in the FCC Order and the DOJ Consent Decree and those imposed by state utility commissions and local franchise authorities, and there can be no assurance that these conditions will not have an adverse effect on our businesses and results of operations.

In connection with the Transactions, the FCC Order, the DOJ Consent Decree, and the approvals from state utility commissions and local franchise authorities incorporated numerous commitments and voluntary conditions made by the parties and imposed numerous conditions on our businesses relating to the operation of our business and other matters. Among other things, (i) we will not be permitted to charge usage-based prices or impose data caps and will be prohibited from charging interconnection fees for qualifying parties; (ii) we will be prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to OVD and cannot retaliate against programmers for licensing to OVDs; (iii) we will not be able to avail ourself of other distributors’ most favored nation (“MFN”) provisions if they are inconsistent with this prohibition; (iv) we must undertake a number of actions designed to promote diversity; (v) we must appoint an independent compliance monitor and comply with a broad array of reporting requirements; and (v) we must satisfy various other conditions relating to our Internet services, including building out an additional two million locations with access to a high-speed connection of at least 60 megabits per second with at least one million of those connections in competition with another high-speed broadband provider in the market served, and implementing a reduced price high-speed Internet program for low income families. These and other conditions and commitments relating to the Transactions are of varying duration, ranging from three to seven years. In light of the breadth and duration of the conditions and potential changes in market conditions during the time the conditions and commitments are in effect, there can be no assurance that our compliance, and ability to comply, with the conditions will not have a material adverse effect on our business or results of operations.

Risks Related to Our Indebtedness

We have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2016, our total principal amount of debt was approximately $60.0 billion.

Our significant amount of debt could have consequences, such as:

•	impact our ability to raise additional capital at reasonable rates, or at all;

•	make us vulnerable to interest rate increases, in part because approximately 13% of our borrowings as of December 31, 2016 were, and may continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;

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

If current debt amounts increase, our business results are lower than expected, or credit rating agencies downgrade our debt limiting our access to investment grade markets, the related risks that we now face will intensify.

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

Additionally, the Charter Operating credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in our indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under our notes and the Charter Operating credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.

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

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, DSL providers, video provided over the Internet and providers of advertising over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies including our cloud-based user interface, Spectrum Guide®;

•	the effects of governmental regulation on our business or potential business combination transactions; and

•	any events that disrupt our networks, information systems or properties and impair our operating activities and negatively impact our reputation.

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

Our primary assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to their debt issuer holding companies for payments on our notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s ability to make distributions to us to service debt obligations is subject to its compliance with the terms of its credit facilities and the indenture that governs its secured notes and restrictions under applicable law. TWC, LLC’s and TWCE’s ability to make distributions to us or Charter Operating to service debt obligations is subject to restrictions under applicable law. See Note 9 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.” Under the Delaware Limited Liability Company Act (the “Act”), our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the Act. Under fraudulent transfer laws, our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

We believe that our relevant subsidiaries currently have surplus and are not insolvent, however, these subsidiaries may become insolvent in the future. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities and notes and under the TWC, LLC and TWCE notes. As of December 31, 2016, our total principal amount of debt was approximately $60.0 billion.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event, the lenders under Charter Operating’s credit facilities and notes and under the TWC, LLC and TWCE notes and any other indebtedness of our subsidiaries whose interests are secured by substantially all of our operating assets, and all holders of other debt of Charter Operating TWC, LLC and TWCE will have the right to be paid in full before us from any of our subsidiaries’ assets.

Some of our outstanding debt is subject to change of control provisions. We may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.

We may not have the ability to raise the funds necessary to fulfill our obligations under our notes and our credit facilities following a change of control. Under the indentures governing the CCO Holdings’ notes, upon the occurrence of specified change of control events, the debt issuer is required to offer to repurchase all of its outstanding notes. However, we may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes, and Charter Operating is limited in its ability to make distributions or other payments to any debt issuer to fund any required repurchase. In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities, which would trigger a default under the indentures governing the CCO Holdings’ notes, the Charter Operating notes and the TWC, LLC and TWCE notes. Because such credit facilities and notes are obligations of Charter Operating and its subsidiaries, the credit facilities would have to be repaid before Charter Operating’s assets could be available to CCO Holdings to repurchase their notes. Any failure to make or complete a change of control offer would place CCO Holdings in default under its notes. Our or our subsidiaries failure to make a change of control offer or repay the amounts accelerated under their or our notes and credit facilities would place them or us in default under such agreements.

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

Our residential video service faces competition from a number of sources, including direct broadcast satellite services, as well as other companies that deliver movies, television shows and other video programming over broadband Internet connections to TVs, computers, tablets and mobile devices. Our residential Internet service faces competition from the phone companies’ DSL, FTTH and wireless broadband offerings as well as from a variety of companies that offer other forms of online services, including wireless and satellite-based broadband services. Our residential voice service competes with wireless and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing, exclusive programming and increased HD broadcasting may have an adverse impact on our ability to attract and retain customers.

Overbuilds could also adversely affect our growth, financial condition, and results of operations, by creating or increasing competition. We are aware of traditional overbuild situations impacting certain of our markets, however, we are unable to predict the extent to which additional overbuild situations may occur.

Our services may not allow us to compete effectively. Competition may reduce our expected growth of future cash flows which may contribute to future impairments of our franchises and goodwill and our ability to meet cash flow requirements, including debt service requirements. For additional information regarding the competition we face, see “Business —Competition” and “—Regulation and Legislation.”

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

Video programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. We expect programming costs to continue to increase because of a variety of factors including amounts paid for broadcast station retransmission consent, annual increases imposed by programmers and carriage of incremental programming, including new services and VOD programming. The inability to fully pass programming cost increases on to our customers has had, and is expected in the future to have, an adverse impact on our cash flow and operating margins associated with the video product. We have programming contracts that have expired and others that will expire at or before the end of 2017. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Three programmers have filed lawsuits against us regarding which legacy programming arrangements apply after the closing of the Transactions, and there can be no assurance that other programmers will not bring similar suits in the future. In addition, a number of programmers have begun to sell their services through alternative distribution channels which may cause those programmers to seek even higher programming fees from us as this may degrade security of their product, increase their operating costs or reduce their advertising revenue. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may be in the future, forced to remove such programming channels from our line-up, which may result in a loss of customers. Our failure to carry programming that is attractive to our subscribers could adversely impact our customer levels, operations and financial results. In addition, if our Internet customers are unable to access desirable content online because content providers block or limit access by our subscribers as a class, our ability to gain and retain customers, especially Internet customers, may be negatively impacted.

Increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent are likely to further increase our programming costs. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission consent regime, we are not allowed to carry the station’s signal without the station’s permission. In some cases, we carry stations under short-term arrangements while we attempt to negotiate new long-term retransmission agreements. If negotiations with these programmers prove unsuccessful, they could require us to cease carrying their signals, possibly for an indefinite period. Any loss of stations could make our video service less attractive to customers, which could result in less subscription and advertising revenue. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services, as well as increased fees for retransmission rights, may increase our programming expenses and diminish the amount of capacity we have available to introduce new services, which could have an adverse effect on our business and financial results.

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

The implementation of our network-based user interface, Spectrum Guide may ultimately be unsuccessful or more expensive than anticipated. Our inability to maintain and expand our upgraded systems and provide advanced services such as a state of the art user interface in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

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

Our cable systems have historically been restricted to using one of two proprietary conditional access security systems, which we believe has limited the number of manufacturers producing set-top boxes for such systems. As an alternative, we developed a new conditional access security system which can be downloaded into set-top boxes with features we specify that could be provided by a variety of manufacturers. We refer to our specified set-top box as our Worldbox. Additionally, we are developing technology to allow our two current proprietary conditional access security systems to be software downloadable into our Worldbox. In order to realize the broadest benefits of our Worldbox technology, we must now complete the support for the downloadable proprietary conditional access security systems within the Worldbox. We cannot provide assurances that this implementation will ultimately be successful or completed in the expected timeframe or at the expected budget.

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

Network and information systems technologies are critical to our operating activities, both for our internal uses, such as network management and supplying services to our customers, including customer service operations and programming delivery. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. We, and the third parties on which we rely, may be unable to anticipate these techniques or implement adequate preventive measures. While from time to time attempts have been made to access our network, these attempts have not as yet resulted in any material release of information, degradation or disruption to our network and information systems.

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

Any of these events, if directed at, or experienced by, us or technologies upon which we depend, could have adverse consequences on our network, our customers and our business, including degradation of service, service disruption, excessive call volume to call centers, and damage to our or our customers’ equipment and data. Large expenditures may be necessary to repair or replace damaged property, networks or information systems or to protect them from similar events in the future. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. Any such significant service disruption could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

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

The risk described above may be increased during the period in which we are integrating our people, processes and systems as a result of the Transactions.

For tax purposes, Charter could experience a deemed ownership change in the future that could limit its ability to use its tax loss carryforwards.

Charter had approximately $11.2 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $3.9 billion as of December 31, 2016. These losses resulted from the operations of Charter Communications Holdings Company, LLC ("Charter Holdco") and its subsidiaries and from loss carryforwards received as a result of the TWC Transaction. Federal tax net operating loss carryforwards expire in the years 2018 through 2035. In addition, Charter had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $304 million as of December 31, 2016. State tax net operating loss carryforwards generally expire in the years 2017 through 2035.

In the past, Charter has experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, Charter is subject to an annual limitation on the use of its loss carryforwards which existed at November 30, 2009 for the first “ownership change,” those that existed at May 1, 2013 for the second “ownership change,” and those created at May 18, 2016 for the third “ownership change.” The limitation on Charter's ability to use its loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce Charter's ability to use a portion of its loss carryforwards to offset future taxable income, which could result in Charter being required to make material cash tax payments. Charter's ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including us.

If Charter were to experience additional ownership changes in the future (as a result of purchases and sales of stock by its “5-percent stockholders,” new issuances or redemptions of our stock, certain acquisitions of its stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in its “5-percent stockholders”), Charter's ability to use its loss carryforwards could become subject to further limitations.

If Legacy TWC’s Separation Transactions (as defined below), including the Distribution (as defined below), do not qualify as tax-free, either as a result of actions taken or not taken by Legacy TWC or as a result of the failure of certain representations by Legacy TWC to be true, Legacy TWC has agreed to indemnify Time Warner Inc. for its taxes resulting from such disqualification, which would be significant.

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

Liberty Broadband currently owns a significant amount of Charter Class A common stock and is entitled to certain governance rights with respect to Charter and us. A/N currently owns Charter Class A common stock and a significant amount of membership interests in our parent company, Charter Holdings, that are convertible into our Charter Class A common stock and is entitled to certain governance rights with respect to Charter. Members of the Charter board of directors include directors who are also officers and directors of Liberty Broadband and directors who are current or former officers and directors of A/N. Dr. John Malone is the Chairman of Liberty Broadband, and Mr. Greg Maffei is the president and chief executive officer of Liberty Broadband. Steven Miron is the Chief Executive Officer of A/N and Michael Newhouse is an officer or director of several of A/N’s affiliates. As of December 31, 2016, Liberty Broadband beneficially held approximately approximately 19% of Charter’s Class A common stock (including shares owned by Liberty Interactive over which Liberty Broadband holds an irrevocable voting proxy) and A/N beneficially held approximately approximately 13% of Charter’s Class A common stock, in each case assuming the conversion of the membership interests held by A/N. Pursuant to the stockholders agreement between Liberty Broadband, A/N and Charter, Liberty Broadband currently has the right to designate up to three directors as nominees for Charter’s board of directors and A/N currently has the right to designate up to two directors as nominees for Charter’s board of directors with one designated director to be appointed to each of the audit committee, the nominating and corporate governance committee, the compensation and benefits committee and the Finance Committee, in each case provided that each maintains certain specified voting or equity ownership thresholds and each nominee meets certain applicable requirements or qualifications.

In connection with the TWC Transaction, Liberty Broadband and Liberty Interactive entered into a proxy and right of first refusal agreement, pursuant to which Liberty Interactive granted Liberty Broadband an irrevocable proxy to vote all Charter Class A common stock owned beneficially or of record by Liberty Interactive, with certain exceptions. In addition, at the closing of the Bright House Transaction, A/N and Liberty Broadband entered into a proxy agreement pursuant to which A/N granted to Liberty Broadband a 5-year irrevocable proxy (which we refer to as the “A/N proxy”) to vote, subject to certain exceptions, that number of shares of New Charter Class A common stock and New Charter Class B common stock, in each case held by A/N (such shares are referred to as the “proxy shares”), that will result in Liberty Broadband having voting power in Charter equal to 25.01% of the outstanding voting power of Charter, provided, that the voting power of the proxy shares is capped at 7.0% of the outstanding voting power of Charter. Therefore, giving effect to the Liberty Interactive proxy and the A/N proxy and the voting cap contained in the stockholders agreement, Liberty Broadband has 25.01% of the outstanding voting power in Charter. The stockholders agreement and Charter’s amended and restated certificate of incorporation fixes the size of the board at 13 directors. Liberty Broadband and A/N are required to vote (subject to the applicable voting cap) their respective shares of Charter Class A common stock and Charter Class B common stock for the director nominees nominated by the nominating and corporate governance committee of the board of directors, including the respective designees of Liberty Broadband and A/N, and against any other nominees, except that, with respect to the unaffiliated directors, Liberty Broadband and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than A/N and Liberty Broadband or any group which includes any of them are voted, if doing so would cause a different outcome with respect to the unaffiliated directors. As a result of their rights under the stockholders agreement and their significant equity and voting stakes in Charter, Liberty Broadband and/or A/N, who may have interests different from those of other stockholders, will be able to exercise substantial influence over certain matters relating to the governance of Charter and us, including the approval of significant corporate actions, such as mergers and other business combination transactions.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenues. Cable operators are subject to various laws and regulations including those covering the following:

•	the provisioning and marketing of cable equipment and compatibility with new digital technologies;

•	customer and employee privacy and data security;

•	limited rate regulation of video service;

•	copyright royalties for retransmitting broadcast signals;

•	when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;

•	the provision of channel capacity to unaffiliated commercial leased access programmers;

•	limitations on our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;

•	the provision of high-speed Internet service, including net neutrality or open Internet rules;

•	the provision of voice communications;

•	cable franchise renewals and transfers;

•	equal employment opportunity, emergency alert systems, disability access, technical standards, marketing practices, customer service, and consumer protection; and

•	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant’s business in order to secure approval of the proposed transaction.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses. For example, with respect to our retail broadband Internet access service, the FCC has (1) reclassified the service as a Title II service, (2) applied certain existing Title II provisions and associated regulations to it, (3) forborne from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary, and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization, and unreasonable interference with the ability of end users and edge providers to reach each other. The order also subjected broadband providers’ Internet traffic exchange rates and practices to potential FCC oversight for the first time and created a mechanism for third parties to file complaints regarding these matters. These FCC actions were upheld on appeal in June 2016, although additional appeals remain pending.

As a result of the reclassification of broadband Internet access service as a Title II communications service, the FCC adopted new privacy and data security rules for common carriers, interconnected VoIP providers, and broadband service providers on October 27, 2016. The new rules replace the prior rules and extend broader privacy protections to broadband customers, as well as voice service customers. The new rules place heightened restrictions on the use of customer information that Internet service providers obtain from the provision of broadband Internet access service (including increased notice, consumer choice, and security), and are more restrictive than other existing privacy and security frameworks. The new rules are subject to additional regulatory approval and legal challenges.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on our business.

There are ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over our cable systems, which may compound the regulatory risks we already face. For example, the FCC recently issued a proposal to impose new regulations on our point to point transport service as well as other commercial data services (“business data services”). As a result, the FCC may price regulate business data services as common carriage services and impose additional restrictions on contracting terms. The FCC also has considered adopting new navigation device rules, pursuant to Section 629 of the Communications Act, which directs the FCC to assure the availability of navigation devices (such as set-top boxes) from third party providers. In 2016, the FCC proposed burdensome new rules that would have required us to make disaggregated “information flows” available to set-top boxes and apps supplied by third parties. That proposal has not been adopted, but various parties may continue to advocate alternative regulatory approaches to reduce consumer dependency on traditional operator provided set-top boxes. The FCC also is considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II.

Congress is considering legislation that could increase costs on the company, including (1) the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business, (2) a change in corporate tax laws that could eliminate some of our current deductions, and (3) broadband subsidies to rural areas that could result in subsidized overbuilding of our more rural facilities.

If any of these pending laws and regulations are enacted, they could affect our operations and require significant expenditures. We cannot predict future developments in these areas, and we are already subject to Charter-specific conditions regarding certain Internet practices as a result of the FCC’s approval of the Transactions, but any changes to the regulatory framework for our Internet or VoIP services could have a negative impact on our business and results of operations.

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress and the FCC and what operating or financial impact any such rules might have on us, including on our programming agreements, customer privacy and the user experience. In addition, the FCC’s Enforcement Bureau has been actively investigating certain industry practices of various companies and imposing forfeitures for alleged regulatory violations.

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

Currently, rate regulation of cable systems is strictly limited to the basic service tier and associated equipment and installation activities, and the FCC recently revised its rules, in response to changed market conditions, to make it more difficult for local franchising authorities to assert rate regulation authority. However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases for our video services or even for our Internet and voice services. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our financial results would be adversely impacted.

There has been legislative and regulatory interest in requiring companies that own multiple cable networks to make each of them available on a standalone, rather than a bundled basis to cable operators, and in requiring cable operators to offer historically bundled programming services on an á la carte basis to consumers. While any new regulation or legislation designed to enable cable operators to purchase programming on a standalone basis could be beneficial to us, any regulation or legislation that limits how we sell programming could adversely affect our business.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their video channel carriage. We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and governmental access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system). The FCC adopted revised commercial leased access rules which would dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our administrative burdens, but these remain stayed while under appeal. Legislation has been introduced in Congress in the past that, if adopted, could impact our carriage of broadcast signals by eliminating the cable industry’s compulsory copyright license. The FCC also continues to consider changes to the rules affecting the relationship between programmers (including broadcasters) and multichannel video distributors, including potential loosening of media ownership rules. Future regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, increase our programming costs, and limit our ability to offer services that would maximize our revenue potential. It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Our voice service is subject to regulatory burdens which may increase, causing us to incur additional costs.

We offer voice communications services over our broadband network using VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. The scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear, and at least one state (Minnesota) has asserted jurisdiction over the company’s VoIP services. We have filed a legal challenge to that jurisdictional assertion, which is now pending before a federal district court in Minnesota. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as us. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems, and customer premise equipment for each of our cable systems.

Our cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites, and own our service vehicles.

Our subsidiaries generally lease space for business offices. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. We lease space for our corporate headquarters in Stamford, Connecticut.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. See “Item 1. Business – Our Network Technology.” We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

The legal proceedings information set forth in Note 18 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)	Market Information

Our membership interests are not publicly traded.

(B)	Holders

All of the membership interests of CCO Holdings are owned by CCH I Holdings, LLC. All of the outstanding capital stock of CCO Holdings Capital Corp. is owned by CCO Holdings.

(C)	Dividends

None.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2016 with respect to Charter's equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	12,905,216	(1)	$184.22	3,155,002	(1)
Equity compensation plans not approved by security holders	—		$—	—

TOTAL	12,905,216	(1)		3,155,002	(1)

(1)
This total does not include 9,811 shares issued pursuant to restricted stock grants made under Charter's 2009 Stock Incentive Plan, which are subject to vesting based on continued employment and market conditions.

For information regarding securities issued under Charter's equity compensation plans, see Note 15 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Part I. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto of CCO Holdings, LLC and subsidiaries included in “Part II. Item 8. Financial Statements and Supplementary Data.”

Overview

We are the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 26.2 million residential and business customers at December 31, 2016. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed IT solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels and sell security and home management services to the residential marketplace. See “Part I. Item 1. Business — Products and Services” for further description of these services, including customer statistics for different services.

Since 2012, Legacy Charter has actively invested in its network and operations and improved the quality and value of the products and packages that Legacy Charter offered. Through the roll-out of Spectrum pricing and packaging we have simplified our offers and improved our packaging of products, delivering more value to new and existing customers. Further, through the transition of our Legacy Charter markets to our all-digital platform, we increased our offerings to more than 200 HD channels in most of the Legacy Charter markets and offered Internet speeds of at least 60 or 100 Mbps, among other benefits. We believe that this product set combined with improved customer service, as we insource our workforce in our call centers and in our field operations, has led to lower customer churn and longer customer lifetimes.

As a result of the Transactions, 2016 revenues increased by over $18.6 billion year over year. We also saw an increase in expenses related to our increased scale. In September 2016, we began launching SPP to Legacy TWC markets and we expect that by mid 2017, we will offer SPP in all Legacy TWC and Legacy Bright House markets. In 2017, we intend to begin converting the remaining Legacy TWC and Legacy Bright House analog markets to an all-digital platform. Our corporate organization, as well as our marketing, sales and product development departments, are now centralized. Field operations are managed through eleven regional areas, each designed to represent a combination of designated marketing areas and managed with largely the same set of field employees that were with the three legacy companies prior to completion of the Transactions. Over a multi-year period, Legacy TWC and Legacy Bright House customer care centers will migrate to Legacy Charter's model of using segmented, virtualized, U.S.-based in-house call centers. We will focus on deploying superior products and service with minimal service disruptions as we integrate our information technology and network operations. We expect customer and financial results to trend similar to Legacy Charter following the implementation of the Legacy Charter operating strategies across the Legacy TWC and Legacy Bright House markets. As a result of implementing our operating strategy at Legacy TWC and Legacy Bright House, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates.

The Company realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Years ended December 31,			Growth
	2016	2015	2014	2016 over 2015	2015 over 2014
Actual
Revenues	$29,003	$9,754	$9,108	197.3%	7.1%
Adjusted EBITDA	$10,577	$3,406	$3,190	210.5%	6.8%
Income from operations	$3,608	$1,114	$971	223.9%	14.7%

Pro Forma
Revenues	$40,023	$37,394		7.0%
Adjusted EBITDA	$14,450	$12,991		11.2%
Income from operations	$4,796	$3,391		41.4%

Adjusted EBITDA is defined as consolidated net income plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, net, other (income) expense, net and other operating (income) expenses, such as merger and restructuring costs, other pension benefits, special charges and gain (loss) on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Growth in total revenue, Adjusted EBITDA and income from operations was primarily due to the Transactions.

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

Approximately 90%, 91% and 90% of our revenues for years ended December 31, 2016, 2015 and 2014, respectively, are attributable to monthly subscription fees charged to customers for our video, Internet, voice and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time subject to a fee for certain commercial customers. The remaining 10%, 9% and 10% of revenue for fiscal years 2016, 2015 and 2014, respectively, is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), pay-per-view and VOD programming, installation, processing fees or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

We incurred the following transition costs in connection with the Transactions (in millions).

	Years ended December 31,
	2016	2015	2014
Operating expenses	$156	$72	$14
Other operating expenses	$708	$70	$38
Capital expenditures	$460	$115	$27

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

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective and/or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors, and the Audit Committee has reviewed the following disclosure. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:

•	Property, plant and equipment

•	Capitalization of labor and overhead costs

•	Valuation and impairment of property, plant and equipment

•	Useful lives of property, plant and equipment

•	Intangible assets

•	Valuation and impairment of franchises

•	Valuation and impairment of goodwill

•	Valuation and impairment and amortization of customer relationships

•	Income taxes

•	Litigation

•	Programming agreements

•	Pension plans

In addition, there are other items within our financial statements that require estimates or judgment that are not deemed critical, such as the allowance for doubtful accounts and valuations of our financial instruments, but changes in estimates or judgment in these other items could also have a material impact on our financial statements.

Property, plant and equipment

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2016 and 2015, the net carrying amount of our property, plant and equipment (consisting primarily of cable distribution systems) was approximately $32.7 billion (representing 22% of total assets) and $8.3 billion (representing 48% of total assets), respectively. Total capital expenditures for the years ended December 31, 2016, 2015 and 2014 were approximately $5.3 billion, $1.8 billion and $2.2 billion, respectively.

Capitalization of labor and overhead costs. Costs associated with network construction, initial placement of the customer drop to the dwelling and the initial placement of outlets within a dwelling along with the costs associated with the initial deployment of customer premise equipment necessary to provide video, Internet or voices services, are capitalized.  Costs capitalized include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in installation activities, and consist of compensation and overhead costs associated with these support functions.  While our capitalization is based on specific activities, once capitalized, we track these costs on a composite basis by fixed asset category at the cable system level, and not on a specific asset basis.  For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation.  The costs of disconnecting service and removing customer premise equipment from a dwelling and the costs to reconnect a customer drop or to redeploy previously installed customer premise equipment are charged to operating expensed as incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement, including replacement of certain components, betterments, and replacement of cable drops and outlets, are capitalized.

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

Labor costs directly associated with capital projects are capitalized. Capitalizable activities performed in connection with installations include such activities as:

•	dispatching a “truck roll” to the customer’s dwelling or business for service connection or placement of new equipment;

•
verification of serviceability to the customer’s dwelling or business (i.e., determining whether the customer’s dwelling is capable of receiving service by our cable network and/or receiving advanced or Internet services);

•
customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of equipment in connection with the installation of video, Internet or voice services, and equipment replacement and betterment; and

•
verifying the integrity of the customer’s network connection by initiating test signals downstream from the headend to the customer’s digital set-top box, as well as testing signal levels at the pole or pedestal.

Judgment is required to determine the extent to which overhead costs incurred result from specific capital activities, and therefore should be capitalized. The primary costs that are included in the determination of the overhead rate are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, (iii) the cost of support personnel, such as care personnel and dispatchers, who assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized direct labor and overhead of $991 million, $420 million and $427 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

Valuation and impairment of property, plant and equipment. We evaluate the recoverability of our property, plant and equipment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as the impairment of our indefinite life franchises, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results. A long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2016, 2015 and 2014.

We utilize the cost approach as the primary method used to establish fair value for our property, plant and equipment in connection with business combinations.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of physical depreciation and functional and economic obsolescence as of the appraisal date. The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property, plant and equipment along with assumptions regarding the age and estimated useful lives of our property, plant and equipment.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analysis of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances. Any changes in estimated useful lives as a result of this analysis are reflected prospectively beginning in the period in which the study is completed. Our analysis of useful lives in 2016 did not indicate a change in useful lives.  The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment as of December 31,

2016 would be an increase in annual depreciation expense of approximately $1.7 billion.  The effect of a one-year increase in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2016 would be a decrease in annual depreciation expense of approximately $863 million.

Depreciation expense related to property, plant and equipment totaled $5.0 billion, $1.9 billion and $1.8 billion for the years ended December 31, 2016, 2015 and 2014, respectively, representing approximately 20%, 21% and 22% of costs and expenses, respectively. Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as listed below:

Cable distribution systems	7-20 years
Customer premise equipment and installations	3-8 years
Vehicles and equipment	3-6 years
Buildings and improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Intangible assets

Valuation and impairment of franchises. The net carrying value of franchises as of December 31, 2016 and 2015 was approximately $67.3 billion (representing 45% of total assets) and $6.0 billion (representing 34% of total assets excluding restricted cash and cash equivalents), respectively. For more information and a complete discussion of how we value and test franchise assets for impairment, see Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

We perform an impairment assessment of franchise assets annually or more frequently as warranted by events or changes in circumstances. We performed a qualitative assessment in 2016. Our assessment included consideration of the fair value appraisals of Legacy Charter and the newly-acquired operations performed as of the date of acquisition for tax and acquisition accounting purposes, respectively, along with a multitude of factors that affect the fair value of our franchise assets. Examples of such factors include environmental and competitive changes within our operating footprint, actual and projected operating performance, the consistency of our operating margins, equity and debt market trends, including changes in our market capitalization, and changes in our regulatory and political landscape, among other factors. Based on our assessment, we concluded that it was more likely than not that the estimated fair values of our franchise assets equals or exceeds their carrying values and that a quantitative impairment test is not required.

The appraisals indicated that the fair value of our franchise assets exceeded carrying value by approximately 25% in the aggregate, with the excess entirely attributable to the franchise assets of Legacy Charter to which acquisition accounting was not applied. At our unit of accounting level for franchise asset impairment testing, the amount by which fair value exceeds carrying value varies based on the extent to which the unit of accounting was comprised of newly-acquired operations. For units of accounting comprised entirely or substantially of newly-acquired operations, we believe the carrying value approximates the fair value given that there has been no significant adverse changes in factors impacting our fair value estimates since the Transaction date. For units of accounting comprised of at least 25% Legacy Charter operations, the fair value exceeded carrying value by a range of 36% to 260%.

Valuation and impairment of goodwill. The net carrying value of goodwill as of December 31, 2016 and 2015 was approximately $29.5 billion (representing 20% of total assets) and $1.2 billion (representing 7% of total assets), respectively. For more information and a complete discussion on how we test goodwill for impairment, see Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.” We perform our impairment assessment of goodwill annually as of November 30th. As with our franchise impairment testing, we elected to perform a qualitative assessment of goodwill in 2016 which included the fair value appraisals and other factors described above. Based on the appraisals, we determined that the fair value of our goodwill exceeded carrying value by approximately 28% as of the closing of the Transactions. Given the limited amount of time between the closing of the Transactions and the completion of the assessment and absence of significant adverse changes in factors impacting our fair value estimates, we concluded that it is more likely than not that our goodwill is not impaired.

Valuation, impairment and amortization of customer relationships. The net carrying value of customer relationships as of December 31, 2016 and 2015 was approximately $14.6 billion (representing 10% of total assets) and $856 million (representing 5% of total assets excluding restricted cash and cash equivalents), respectively. Amortization expense related to customer relationships for the years ended December 31, 2016, 2015 and 2014 was approximately $1.9 billion, $249 million and $282 million, respectively. No impairment of customer relationships was recorded in the years ended December 31, 2016, 2015 and 2014. For more information and a complete discussion on our valuation methodology and amortization method, see Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Income taxes

In determining our tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained. We adjust our uncertain tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations.

No tax years for Charter, Charter Holdings or Charter Holdco, our indirect parent companies, for income tax purposes, are currently under examination by the IRS. Charter and Charter Holdings' 2016 tax year remains open for assessment. Legacy Charter’s tax years ending 2013 through the short period return dated May 17, 2016 remain subject to examination and assessment. Years prior to 2013 remain open solely for purposes of examination of Legacy Charter’s loss and credit carryforwards. The IRS is currently examining Legacy TWC’s income tax returns for 2011 and 2012. Legacy TWC’s tax years ending 2013 through 2015 remain subject to examination and assessment. Prior to Legacy TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Legacy TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. Time Warner’s income tax returns for 2005 to 2007, which are periods prior to the separation, were settled with the exception of an immaterial item that has been referred to the IRS Appeals Division. We have unrecognized tax benefits, exclusive of interest and penalties, totaling approximately $159 million as of December 31, 2016.

Litigation

Legal contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change. A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses. We have established reserves for certain matters. Although these matters are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such matters could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Programming agreements

We exercise significant judgment in estimating programming expense associated with certain video programming contracts. Our policy is to record video programming costs based on our contractual agreements with our programming vendors, which are generally multi-year agreements that provide for us to make payments to the programming vendors at agreed upon market rates based on the number of customers to which we provide the programming service. If a programming contract expires prior to the parties’ entry into a new agreement and we continue to distribute the service, we estimate the programming costs during the period there is no contract in place. In doing so, we consider the previous contractual rates, inflation and the status of the negotiations in determining our estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. We also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, timing of rate increases and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions.

Significant judgment is also involved when we enter into agreements that result in us receiving cash consideration from the programming vendor, usually in the form of advertising sales, channel positioning fees, launch support or marketing support. In these situations, we must determine based upon facts and circumstances if such cash consideration should be recorded as revenue, a reduction in programming expense or a reduction in another expense category (e.g., marketing).

Pension plans

Upon completion of the TWC Transaction, we assumed Legacy TWC’s pension plans. We sponsor two qualified defined benefit pension plans, the TWC Pension Plan and the TWC Union Pension Plan (collectively, the “TWC Pension Plans”), that provide pension benefits to a majority of Legacy TWC employees. We also provide a nonqualified defined benefit pension plan for certain employees under the TWC Excess Pension Plan. As of December 31, 2016, the accumulated benefit obligation and fair value of plan assets for the TWC Pension Plans was $3.3 billion and $2.9 billion, respectively, and the net underfunded liability of the TWC Pension Plans was recorded as a $1 million noncurrent asset, $6 million current liability and $309 million long-term liability.

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

We recognized a net periodic pension benefit of $813 million in 2016. Net periodic pension benefit or expense is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and expected rate of compensation increases. We determined the discount rate used to compute pension expense based on the yield of a large population of high-quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments. In developing the expected long-term rate of return on assets, we considered the current pension portfolio’s composition, past average rate of earnings, and our asset allocation targets. We used a discount rate of 3.99% from the date of the Transaction to June 30, 2016, and 3.72% from July 1, 2016 to December 31, 2016 to compute 2016 pension expense. A decrease in the discount rate of 25 basis points would result in a $154 million increase in our pension plan benefit obligation as of December 31, 2016 and net periodic pension expense recognized in 2016 under our mark-to-market accounting policy. Our expected long-term rate of return on plan assets used to compute 2016 pension expense was 6.50%. A decrease in the expected long-term rate of return of 25 basis points, from 6.50% to 6.25%, while holding all other assumptions constant, would result in an increase in our 2017 net periodic pension expense of approximately $7 million. See Note 19 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for additional discussion on these assumptions.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Year Ended December 31,
	2016	2015	2014
Revenues	$29,003	$9,754	$9,108

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	18,670	6,426	5,973
Depreciation and amortization	6,902	2,125	2,102
Other operating (income) expenses, net	(177)	89	62
	25,395	8,640	8,137
Income from operations	3,608	1,114	971

Other Expenses:
Interest expense, net	(2,123)	(840)	(889)
Loss on extinguishment of debt	(111)	(126)	—
Gain (loss) on financial instruments, net	89	(4)	(7)
Other expense, net	(3)	—	—
	(2,148)	(970)	(896)

Income before income taxes	1,460	144	75
Income tax benefit (expense)	(3)	210	(13)
Consolidated net income	1,457	354	62
Less: Net income attributable to noncontrolling interests	(1)	(46)	(44)
Net income attributable to CCO Holdings member	$1,456	$308	$18

Revenues. Total revenues grew $19.2 billion or 197% in the year ended December 31, 2016 as compared to 2015 and grew $646 million or 7.1% in the year ended December 31, 2015 as compared to 2014. Revenue growth primarily reflects the Transactions and increases in the number of residential Internet and triple play customers and in commercial business customers, growth in rates driven by higher equipment revenue and rate increases offset by a decrease in basic video customers. The Transactions increased revenues for year ended December 31, 2016 as compared to 2015 by approximately $18.6 billion. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was 7% for the year ended December 31, 2016 compared to 2015.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Years ended December 31,					Years ended December 31,
	Actual					Pro Forma
	2016	2015	2014	2016 vs. 2015 Growth	2015 vs. 2014 Growth	2016	2015	2016 vs. 2015 Growth
Video	$11,967	$4,587	$4,443	160.9%	3.2%	$16,390	$16,029	2.3%
Internet	9,272	3,003	2,576	208.7%	16.6%	12,688	11,295	12.3%
Voice	2,005	539	575	272.2%	(6.4)%	2,905	2,842	2.2%
Residential revenue	23,244	8,129	7,594	185.9%	7.0%	31,983	30,166	6.0%

Small and medium business	2,480	764	676	224.7%	13.0%	3,409	3,009	13.3%
Enterprise	1,429	363	317	293.0%	14.8%	2,025	1,818	11.4%
Commercial revenue	3,909	1,127	993	246.7%	13.5%	5,434	4,827	12.6%

Advertising sales	1,235	309	341	300.3%	(9.5)%	1,696	1,524	11.3%
Other	615	189	180	225.0%	5.0%	910	877	4.0%
	$29,003	$9,754	$9,108	197.3%	7.1%	$40,023	$37,394	7.0%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment rental and video installation revenue. Excluding the impacts of the Transactions, residential video customers increased by 42,000 in 2016 and decreased by 2,000 in 2015. The increases in video revenues are attributable to the following (dollars in millions):

	2016 compared to 2015	2015 compared to 2014
Incremental video services, price adjustments and bundle revenue allocation	$103	$161
Increase (decrease) in VOD and pay-per-view	(22)	15
Increase (decrease) in average basic video customers	35	(32)
TWC Transaction	6,263	—
Bright House Transaction	1,001	—
	$7,380	$144

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential video customers decreased by 226,000 in 2016 and the increase in video revenues is attributable to the following (dollars in millions):

2016 compared to 2015
Incremental video services, price adjustments and bundle revenue allocation	$498
Decrease in VOD and pay-per-view	(69)
Decrease in average basic video customers	(68)
$361

Excluding the impacts of the Transactions, residential Internet customers grew by 461,000 and 442,000 customers in 2016 and 2015, respectively. The increases in Internet revenues from our residential customers are attributable to the following (dollars in millions):

	2016 compared to 2015	2015 compared to 2014
Increase in average residential Internet customers	$284	$242
Service level changes, price adjustments and bundle revenue allocation	62	185
TWC Transaction	5,063	—
Bright House Transaction	860	—
	$6,269	$427

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential Internet customers increased by 1,463,000 in 2016 and the increase in Internet revenues is attributable to the following (dollars in millions):

2016 compared to 2015
Increase in average residential Internet customers	$957
Service level changes, price adjustments and bundle revenue allocation	436
$1,393

Excluding the impacts of the Transactions, residential voice customers grew by 95,000 and 159,000 customers in 2016 and 2015, respectively. The change in voice revenues from our residential customers is attributable to the following (dollars in millions):

	2016 compared to 2015	2015 compared to 2014
Increase in average residential voice customers	$28	$34
Price adjustments and bundle revenue allocation	(18)	(70)
TWC Transaction	1,247	—
Bright House Transaction	209	—
	$1,466	$(36)

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential voice customers increased by 368,000 in 2016 and the increase in voice revenues is attributable to the following (dollars in millions):

2016 compared to 2015
Increase in average residential voice customers	$229
Price adjustments and bundle revenue allocation	(166)
$63

Excluding the impacts of the Transactions, small and medium business PSUs increased 128,000 and 109,000 in 2016 and 2015, respectively. The increases in small and medium business commercial revenues are attributable to the following (dollars in millions):

	2016 compared to 2015	2015 compared to 2014
Increase in small and medium business customers	$127	$112
Price adjustments	(38)	(24)
TWC Transaction	1,408	—
Bright House Transaction	219	—
	$1,716	$88

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, small and medium business PSUs increased by 291,000 in 2016 and the increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

2016 compared to 2015
Increase in small and medium business customers	$359
Price adjustments	41
$400

Excluding the impacts of the Transactions, enterprise PSUs increased 6,000 and 5,000 in 2016 and 2015, respectively. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise PSUs increased by 16,000 in 2016. The Transactions increased enterprise commercial revenues for year ended December 31, 2016 as compared to 2015 by approximately $1.0 billion. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise commercial revenues increased $207 million during the year ended December 31, 2016 compared to 2015 primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased in 2016 primarily due to the Transactions and decreased in 2015 primarily as a result of a decrease in political advertising. The Transactions increased advertising sales revenues for the year ended December 31, 2016 as compared to 2015 by $898 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, advertising sales revenues increased $172 million during the year ended December 31, 2016 compared to 2015 primarily due to an increase in political advertising.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The increase in 2016 was primarily due to the Transactions. The Transactions increased other revenues for the year ended December 31, 2016 as compared to 2015 by $429 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, other revenues increased $33 million during the year ended December 31, 2016 compared to 2015 primarily due to a settlement related to an early contract termination.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

	2016 compared to 2015	2015 compared to 2014
Programming	$4,356	$219
Regulatory, connectivity and produced content	1,032	7
Costs to service customers	3,468	26
Marketing	1,071	11
Transition costs	84	58
Other	2,233	132
	$12,244	$453

Programming costs were approximately $7.0 billion, $2.7 billion and $2.5 billion, representing 38%, 42% and 41% of operating costs and expenses for each of the years ended December 31, 2016, 2015 and 2014, respectively. The increase in operating costs and expenses for the year ended December 31, 2016 compared to 2015 was primarily due to the Transactions.

The increase in other expense is attributable to the following (dollars in millions):

	2016 compared to 2015	2015 compared to 2014
Corporate costs	$540	$44
Advertising sales expense	405	10
Enterprise	390	7
Property tax and insurance	198	17
Bad debt expense	188	15
Stock compensation expense	166	23
Bank fees	114	6
Other	232	10
	$2,233	$132

The increases in other expense for the year ended December 31, 2016 compared to the corresponding prior periods were primarily due to the Transactions.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

2016 compared to 2015
Programming	$661
Regulatory, connectivity and produced content	28
Costs to service customers	76
Marketing	53
Transition costs	84
Other	317
$1,219

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, programming costs were approximately $9.6 billion and $9.0 billion, representing 37% and 36% of total operating costs and expenses for the years ended December 31, 2016 and 2015, respectively.

Programming costs consist primarily of costs paid to programmers for basic, digital, premium, VOD, and pay-per-view programming. The increase in pro forma programming costs is primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and the introduction of new networks offset by synergies as a result of the Transactions and lower pay-per-view programming expenses.  We expect pro forma programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase in other expense is attributable to the following (dollars in millions):

2016 compared to 2015
Advertising sales expense	$100
Corporate costs	86
Stock compensation expense	49
Enterprise	48
Bank fees	33
Other	1
$317

The increase in advertising sales expense relates primarily to higher advertising sales revenue. The increase in corporate costs relates primarily to increases in the number of employees including increases in engineering and IT. Stock compensation expense increased primarily due to increases in headcount and the value of equity issued.

Depreciation and amortization. Depreciation and amortization expense increased by $4.8 billion in 2016 compared to 2015 primarily as a result of additional depreciation and amortization related to the Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting. Depreciation and amortization expense increased by $23 million in 2015 compared to 2014 which primarily represents depreciation on more recent capital expenditures offset by certain assets becoming fully depreciated.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	2016 compared to 2015	2015 compared to 2014
Merger and restructuring costs	$638	$32
Other pension benefits	(899)	—
Special charges, net	2	1
(Gain) loss on sale of assets, net	(7)	(6)
	$(266)	$27

The increase in merger and restructuring costs is primarily due to approximately $642 million of employee retention and employee termination costs incurred during 2016. Other pension benefits includes the pension curtailment gain of $675 million, remeasurement gain of $195 million, expected return on plan assets of $116 million offset by interest costs of $87 million. For more information, see Note 13 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense increased by $1.3 billion in 2016 from 2015 and decreased by $49 million in 2015 from 2014. The increase in 2016 as compared to 2015 is primarily due to $594 million of interest expense associated with the debt incurred to fund the Transactions in 2016 as well as $604 million associated with debt assumed from Legacy TWC. Net interest expense decreased in 2015 compared to the corresponding prior year period primarily as a result of a decrease in interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt of $111 million and $126 million for the years ended December 31, 2016 and 2015 primarily represents losses recognized as a result of the repurchase of CCO Holdings notes. For more information, see Note 9 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Gain (loss) on financial instruments, net. Interest rate derivative instruments are used to manage our interest costs and to reduce our exposure to increases in floating interest rates, and cross-currency derivative instruments are used to manage foreign exchange risk related to the foreign currency denominated debt assumed in the TWC Transaction. We recorded gains of $89 million and losses of $4 million and $7 million during the years ended December 31, 2016, 2015 and 2014, respectively. Gains and losses on financial instruments are recognized due to changes in the fair value of our interest rate and, in 2016 our cross currency derivative instruments and the remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. The year ended December 31, 2016 also includes an $11 million loss realized upon termination of Legacy TWC interest rate swap derivative instruments. For more information, see Note 11 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Other expense, net. Other expense, net primarily represents equity losses on our equity-method investments. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Income tax benefit (expense). We recognized income tax expense of $3 million and $13 million for the years ended December 31, 2016 and 2014 and income tax benefit of $210 million for the year ended December 31, 2015. The income tax benefit in 2015 was primarily due to the deemed liquidation of Charter Holdco solely for federal and state income tax purposes offset by income tax expense recognized primarily through increases in deferred tax liabilities. Income tax expense was recognized in 2016 and 2014 primarily through increases in deferred tax liabilities, as well as through current federal and state income tax expense. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results. For more information, see Note 16 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest in 2016 relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida assumed in the Transactions. Net income attributable to noncontrolling interest in 2015 and 2014 included the 2% accretion of the preferred membership interests in CC VIII, LLC (“CC VIII”) plus approximately 18.6% of CC VIII’s income, net of accretion. On December 31, 2015, the CC VIII preferred interest held by CCH I, LLC was contributed to CC VIII and subsequently canceled. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member was $1.5 billion, $308 million and $18 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily as a result of the factors described above. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, net income attributable to CCO Holdings member was $1.9 billion and $608 million for the years ended December 31, 2016 and 2015, respectively.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by U.S. generally accepted accounting principles (“GAAP”) to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, consolidated net income and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to consolidated net income and net cash flows from operating activities, respectively, below.

Adjusted EBITDA is defined as consolidated net income plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, other (income) expense, net and other operating (income) expenses, such as merger and restructuring costs, other pension benefits, special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the SEC). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $930 million, $322 million and $253 million for the years ended December 31, 2016, 2015 and 2014, respectively.

	Years ended December 31,
	2016	2015	2014
	Actual
Consolidated net income	$1,457	$354	$62
Plus: Interest expense, net	2,123	840	889
Income tax (benefit) expense	3	(210)	13
Depreciation and amortization	6,902	2,125	2,102
Stock compensation expense	244	78	55
Loss on extinguishment of debt	111	126	—
(Gain) loss on derivative instruments, net	(89)	4	7
Other, net	(174)	89	62
Adjusted EBITDA	$10,577	$3,406	$3,190

Net cash flows from operating activities	$8,765	$2,557	$2,384
Less: Purchases of property, plant and equipment	(5,325)	(1,840)	(2,221)
Change in accrued expenses related to capital expenditures	603	28	33
Free cash flow	$4,043	$745	$196

	Year Ended December 31,
	2016	2015
	Pro Forma
Consolidated net income	$1,891	$654
Plus: Interest expense, net	2,892	2,968
Income tax (benefit) expense	3	(210)
Depreciation and amortization	9,547	9,340
Stock compensation expense	295	246
Loss on extinguishment of debt	111	126
(Gain) loss on financial instruments, net	(89)	4
Other, net	(200)	(137)
Adjusted EBITDA	$14,450	$12,991

Liquidity and Capital Resources

Overview

We have significant amounts of debt.  The principal amount of our debt as of December 31, 2016 was $60.0 billion, consisting of $8.9 billion of credit facility debt, $37.7 billion of investment grade senior secured notes and $13.4 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $4.0 billion, $745 million and $196 million for the years ended December 31,

2016, 2015 and 2014, respectively. As of December 31, 2016, the amount available under our credit facilities was approximately $2.8 billion and cash on hand was approximately $1.3 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as distributions to our parent company for stock repurchases and dividends. Charter's target leverage remains at 4 to 4.5 times, and up to 3.5 times at the Charter Operating level. In 2016, Charter purchased approximately 5.1 million shares of its Class A common stock for approximately $1.3 billion pursuant to authorizations by Charter’s board of directors of $3 billion. Accordingly, as of December 31, 2016 and provided Charter’s and Charter Operating's leverage ratios remain at target, management has authority to cause Charter to purchase an additional $1.7 billion of Charter’s Class A common stock without taking into account shares or units that may be purchased from A/N. Effective November 1, 2016, Charter's board of directors granted authority for a new $750 million of Class A common stock buybacks under the rolling six-month authority without taking into account any Class A common stock purchased prior to November 1. As a result, a portion of the $1.7 billion of authority is under the authority of management to approve up to $750 million for Class A common stock buybacks in any six-month period. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases or negotiated transactions. To the extent such purchases occur, CCO Holdings would likely be required to fund such purchases through distributions to our parent company. As possible acquisitions, swaps or dispositions arise, we actively review them against our objectives including, among other considerations, improving the operational efficiency, clustering, product development or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, dispositions or system swaps, or that any such transactions will be material to our operations or results.

In December 2016, Charter and A/N exchanged 1.9 million Charter Holdings common units held by A/N for shares of Charter Class A common stock pursuant to the Letter Agreement for an aggregate purchase price of $537 million. The Letter Agreement also requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. Pursuant to the Letter Agreement, Charter Holdings purchased from A/N 752,767 Charter Holdings common units at a price per unit of $289.83, or $218 million.

Recent Events

In January 2017, Charter Operating entered into an amendment to its Credit Agreement decreasing the applicable LIBOR margin on both the term loan E and term loan F to 2.00% and eliminating the LIBOR floor.

In February 2017, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 5.125% senior notes due 2027. The net proceeds were used to redeem CCO Holdings’ 6.625% senior notes due 2022, pay related fees and expenses and for general corporate purposes.

Free Cash Flow

Free cash flow increased $3.3 billion and $549 million during the years ended December 31, 2016 and 2015 compared to the corresponding prior periods, respectively, due to the following.

	Year ended December 31, 2016 compared to year ended December 31, 2015	Year ended December 31, 2015 compared to year ended December 31, 2014
Increase in Adjusted EBITDA	$7,171	$216
(Increase) decrease in capital expenditures	(3,485)	381
Changes in working capital, excluding change in accrued interest, net of effects from acquisitions	1,360	(11)
Increase in cash paid for interest, net	(1,355)	(4)
Increase in merger and restructuring costs	(390)	(32)
Other, net	(3)	(1)
	$3,298	$549

Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2016 under our long-term debt and certain other contractual obligations and commitments inclusive of parent company obligations and commitments, the expense of which are pushed down to us (dollars in millions.)

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Principal Payments (a)	$60,036	$2,197	$5,743	$10,344	$41,752
Long-Term Debt Interest Payments (b)	38,508	3,275	6,247	5,314	23,672
Capital and Operating Lease Obligations (c)	1,324	259	405	250	410
Programming Minimum Commitments (d)	310	225	63	22	—
Other (e)	13,187	1,334	1,514	1,203	9,136
	$113,365	$7,290	$13,972	$17,133	$74,970

(a)
The table presents maturities of long-term debt outstanding as of December 31, 2016. Refer to Notes 9 and 18 to our accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(b)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2016 and the average implied forward London Interbank Offering Rate (“LIBOR”) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2016. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(c)
We lease certain facilities and equipment under noncancelable capital and operating leases. Leases and rental costs charged to expense for the years ended December 31, 2016, 2015 and 2014, were $215 million, $49 million and $43 million, respectively.

(d)
We pay programming fees under multi-year contracts typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $7.0 billion, $2.7 billion and $2.5 billion, for the years ended December 31, 2016, 2015 and 2014, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(e)
“Other” represents other guaranteed minimum commitments, including rights negotiated directly with content owners for distribution on company-owned channels or networks and commitments related to our role as an advertising and distribution sales agent for third party-owned channels or networks as well as commitments to our customer premise equipment vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2016, 2015 and 2014 was $115 million, $53 million and $49 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $534 million, $212 million and $208 million for the years ended December 31, 2016, 2015 and 2014, respectively.

•
We also have $278 million in letters of credit, of which $220 million is secured under the Charter Operating credit facility, primarily to our various casualty carriers as collateral for reimbursement of workers' compensation, auto liability and general liability claims.

•
Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2016. We made no cash contributions to the qualified pension plans in 2016; however, we are permitted to make discretionary cash contributions to the qualified pension plans in 2017. For the nonqualified pension plan, we contributed $5 million during 2016 and will continue to make contributions in 2017 to the extent benefits are paid.

See "Part I. Item 1. Business — Transaction-Related Commitments" for a listing of commitments as a result of the Transactions.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $1.3 billion and $5 million in cash and cash equivalents as of December 31, 2016 and 2015, respectively.

Operating Activities. Net cash provided by operating activities increased $6.2 billion during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in Adjusted EBITDA of $7.2 billion offset by an increase in cash paid for interest, net of $1.4 billion.

Net cash provided by operating activities increased $173 million from $2.4 billion for the year ended December 31, 2014 to $2.6 billion for the year ended December 31, 2015, primarily due to an increase in Adjusted EBITDA of $216 million offset by a $32 million increase in merger and acquisition costs.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2016 was $4.8 billion and net cash provided by investing activities for the year ended December 31, 2015 was $1.7 billion. The increase in cash used was primarily due to the repayment in 2015 of $3.5 billion of net proceeds held in escrow upon the termination of the proposed transactions with Comcast as well as an increase in capital expenditures of $3.5 billion.

Net cash provided by investing activities for the year ended December 31, 2015 was $1.7 billion and net cash used in investing activities for the year ended December 31, 2014 was $5.7 billion. The increase in cash provided in 2015 compared to 2014 is primarily due a decrease in long-term restricted cash and cash equivalents upon repayment of the Term G Loans out of escrow related to the proposed transactions with Comcast and a decrease in capital expenditures.

Financing Activities. Net cash used in financing activities was $2.7 billion and $4.2 billion for the years ended December 31, 2016 and 2015, respectively, and net cash provided in financing activities was $3.3 billion for the year ended December 31, 2014. The decrease in cash used in 2016 compared to 2015 was primarily due to the repayment in 2015 of $3.5 billion of net proceeds held in escrow upon the termination of the proposed transactions with Comcast.

The increase in cash used during the year ended December 31, 2015 as compared to the corresponding period in 2014 was primarily the result of the repayment of $3.5 billion of net proceeds held in escrow related to the Term G Loans upon the termination of the Comcast Transactions.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $5.3 billion, $1.8 billion and $2.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively.  The increase was driven by the Transactions. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the increase for the year ended December 31, 2016 compared to the corresponding prior period was driven by higher product development investments, transition capital expenditures incurred in connection with the Transactions and support capital investments. See the table below for more details.

The actual amount of our capital expenditures in 2017 will depend on a number of factors, including the pace of transition planning to service a larger customer base as a result of the Transactions, our all-digital transition in the Legacy TWC and Legacy Bright House markets and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $603 million, $28 million and $33 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following tables present our major capital expenditures categories on an actual and pro forma basis, assuming the Transactions occurred as of January 1, 2015, in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the years ended December 31, 2016, 2015 and 2014. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Year ended December 31,
Actual	2016	2015	2014
Customer premise equipment (a)	$1,864	$582	$1,082
Scalable infrastructure (b)	1,390	523	455
Line extensions (c)	721	194	176
Upgrade/rebuild (d)	456	128	167
Support capital (e)	894	413	341
Total capital expenditures	$5,325	$1,840	$2,221

Capital expenditures included in total related to:
Commercial services	$824	$260	$242
Transition (f)	$460	$115	$27
All-digital transition	$—	$—	$410

	Year ended December 31,
Pro Forma	2016	2015
Customer premise equipment (a)	$2,761	$2,650
Scalable infrastructure (b)	2,009	1,702
Line extensions (c)	1,005	977
Upgrade/rebuild (d)	610	594
Support capital (e)	1,160	1,046
Total capital expenditures	$7,545	$6,969

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

Debt

As of December 31, 2016, the accreted value of our total debt was approximately $61.7 billion, as summarized below (dollars in millions):

	December 31, 2016
	Principal Amount	Accreted Value (a)	Interest Payment Dates	Maturity Date (b)
CCO Holdings, LLC:
5.250% senior notes due 2021	$500	$496	3/15 & 9/15	3/15/2021
6.625% senior notes due 2022	750	741	1/31 & 7/31	1/31/2022
5.250% senior notes due 2022	1,250	1,232	3/30 & 9/30	9/30/2022
5.125% senior notes due 2023	1,000	992	2/15 & 8/15	2/15/2023
5.125% senior notes due 2023	1,150	1,141	5/1 & 11/1	5/1/2023
5.750% senior notes due 2023	500	496	3/1 & 9/1	9/1/2023
5.750% senior notes due 2024	1,000	991	1/15 & 7/15	1/15/2024
5.875% senior notes due 2024	1,700	1,685	4/1 & 10/1	4/1/2024
5.375% senior notes due 2025	750	744	5/1 & 11/1	5/1/2025
5.750% senior notes due 2026	2,500	2,460	2/15 & 8/15	2/15/2026
5.500% senior notes due 2026	1,500	1,487	5/1 & 11/1	5/1/2026
5.875% senior notes due 2027	800	794	5/1 & 11/1	5/1/2027
Charter Communications Operating, LLC:
3.579% senior notes due 2020	2,000	1,983	1/23 & 7/23	7/23/2020
4.464% senior notes due 2022	3,000	2,973	1/23 & 7/23	7/23/2022
4.908% senior notes due 2025	4,500	4,458	1/23 & 7/23	7/23/2025
6.384% senior notes due 2035	2,000	1,980	4/23 & 10/23	10/23/2035
6.484% senior notes due 2045	3,500	3,466	4/23 & 10/23	10/23/2045
6.834% senior notes due 2055	500	495	4/23 & 10/23	10/23/2055
Credit facilities	8,916	8,814		Varies
Time Warner Cable, LLC:
5.850% senior notes due 2017	2,000	2,028	5/1 & 11/1	5/1/2017
6.750% senior notes due 2018	2,000	2,135	1/1 & 7/1	7/1/2018
8.750% senior notes due 2019	1,250	1,412	2/14 & 8/14	2/14/2019
8.250% senior notes due 2019	2,000	2,264	4/1 & 10/1	4/1/2019
5.000% senior notes due 2020	1,500	1,615	2/1 & 8/1	2/1/2020
4.125% senior notes due 2021	700	739	2/15 & 8/15	2/15/2021
4.000% senior notes due 2021	1,000	1,056	3/1 & 9/1	9/1/2021
5.750% sterling senior notes due 2031 (c)	770	834	6/2	6/2/2031
6.550% senior debentures due 2037	1,500	1,691	5/1 & 11/1	5/1/2037
7.300% senior debentures due 2038	1,500	1,795	1/1 & 7/1	7/1/2038
6.750% senior debentures due 2039	1,500	1,730	6/15 & 12/15	6/15/2039
5.875% senior debentures due 2040	1,200	1,259	5/15 & 11/15	11/15/2040
5.500% senior debentures due 2041	1,250	1,258	3/1 & 9/1	9/1/2041
5.250% sterling senior notes due 2042 (d)	800	771	7/15	7/15/2042
4.500% senior debentures due 2042	1,250	1,135	3/15 & 9/15	9/15/2042
Time Warner Cable Enterprises LLC:
8.375% senior debentures due 2023	1,000	1,273	3/15 & 9/15	3/15/2023
8.375% senior debentures due 2033	1,000	1,324	7/15 & 1/15	7/15/2033
	$60,036	$61,747

(a)
The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, (i) in regards to the Legacy TWC debt assumed, a fair value premium adjustment as a result of applying acquisition accounting plus/minus the accretion of those amounts to the balance sheet date and (ii) in regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), a remeasurement of the principal amount of the debt and any premium or discount into US dollars as of the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. We have availability under our credit facilities of approximately $2.8 billion as of December 31, 2016.

(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. For additional information see “Description of our Outstanding Debt” below.

(c)	Principal amount includes £625 million valued at $770 million as of December 31, 2016 using the exchange rate as of December 31, 2016.

(d)	Principal amount includes £650 million valued at $800 million as of December 31, 2016 using the exchange rate aas of December 31, 2016.

See Note 9 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding our outstanding debt and other financing arrangements, including certain information about maturities, covenants and restrictions related to such debt and financing arrangements. The agreements and instruments governing our debt and financing arrangements are complicated and you should consult such agreements and instruments which are filed with the SEC for more detailed information.

At December 31, 2016, Charter Operating had a consolidated leverage ratio of approximately 2.8 to 1.0 and a consolidated first lien leverage ratio of 2.7 to 1.0. Both ratios are in compliance with the ratios required by the Charter Operating credit facilities of 5.0 to 1.0 consolidated leverage ratio and 4.0 to 1.0 consolidated first lien leverage ratio. A failure by Charter Operating to maintain the financial covenants would result in an event of default under the Charter Operating credit facilities and the debt of CCO Holdings. See “Part I. Item 1A. Risk Factors — The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.”

Recently Issued Accounting Standards

See Note 20 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

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

Upon closing of the TWC Transaction, we assumed cross-currency derivative instruments. Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency derivative instruments have maturities of June 2031 and July 2042. We are required to post collateral on the cross-currency derivative instruments when such instruments are in a liability position. In May 2016, we entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years. For more information, see Note 11 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

As of December 31, 2016 and 2015, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 2.9% and 3.2%, respectively, and the weighted average interest rate on the senior notes was approximately 5.9% for both time periods, resulting in a blended weighted average interest rate of 5.4% and 5.2%, respectively.  The interest rate on approximately 87% and 83% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of December 31, 2016 and 2015, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2016 (dollars in millions):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$2,000	$2,000	$3,250	$3,500	$2,200	$38,170	$51,120	$55,203
Average Interest Rate	5.85%	6.75%	8.44%	4.19%	4.32%	5.84%	5.86%

Variable Rate	$197	$197	$296	$1,716	$2,928	$3,582	$8,916	$8,943
Average Interest Rate	3.15%	3.66%	3.96%	4.49%	4.37%	4.81%	4.51%

Interest Rate Instruments:
Variable to Fixed Rate	$850	$—	$—	$—	$—	$—	$850	$5
Average Pay Rate	3.84%	—%	—%	—%	—%	—%	3.84%
Average Receive Rate	3.70%	—%	—%	—%	—%	—%	3.70%

As of December 31, 2016, we had $850 million in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2016 including applicable bank spread.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based upon reports and certifications provided by a number of executives. Based on, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On May 18, 2016, we completed the Transactions and as a result, we have incorporated internal controls over significant processes specific to the Transactions and to activities post-Transactions that we believe to be appropriate and necessary in consideration of the related integration, including controls associated with the Transactions for the valuations of certain Legacy TWC and Legacy Bright House assets and liabilities assumed, as well as adoption of common financial reporting and internal control practices for the combined company. In October 2016, Legacy TWC was converted to the Legacy Charter's enterprise resource planning system which resulted in significant changes to the nature and type of internal controls for the most recent fiscal quarter. As we further integrate Legacy TWC and Legacy Bright House, we will continue to validate the effectiveness and integration of internal controls.

Except as described above in the preceding paragraph, during the quarter ended December 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). As permitted by guidance issued by the SEC, we have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Legacy Bright House. As of December 31, 2016 and for the period from acquisition through December 31, 2016, both total assets and revenues subject to Bright House’s internal control over financial reporting represented 9% of our consolidated total assets (including goodwill, intangibles and property, plant and equipment acquired in the Bright House Transaction and included within the scope of the assessment) and total revenues as of and for the year ended December 31, 2016. Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2016, our internal control over financial reporting was effective.

Item 9B. Other Information.

None.

PART III

Item 14. Principal Accounting Fees and Services.

Principal Accounting Firm

KPMG acted as Charter and its subsidiaries' independent registered public accounting firm since 2002, and, subject to ratification by stockholders at Charter's annual meeting, KPMG is expected to serve as our independent registered public accounting firm for 2017.

Services of Independent Registered Public Accounting Firm

Charter's Audit Committee has adopted policies and procedures requiring the pre-approval of non-audit services that may be provided by our independent registered public accounting firm. We have also complied and will continue to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the related SEC rules pertaining to auditor independence and audit committee pre-approval of audit and non-audit services.

Audit Fees

During the years ended December 31, 2016 and 2015, we incurred fees and related expenses for professional services rendered by KPMG for the audits of Charter and its subsidiaries’ financial statements (including CCO Holdings), for the review of Charter and its subsidiaries’ interim financial statements (including CCO Holdings), registration statement filings and offering memoranda filings totaling approximately $12 million and $5 million, respectively.

Audit-Related Fees

Charter incurred audit-related fees to KPMG of approximately $1 million during each of the years ended December 31, 2016 and 2015. These services were primarily related to accounting and reporting consultation and services related to the Transactions.

Tax Fees

Charter incurred tax fees to KPMG of approximately $3 million during the year ended December 31, 2016.

All Other Fees

None.

Charter's Audit Committee appoints, retains, compensates and oversees the independent registered public accounting firm (subject, if applicable, to board of director and/or stockholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with respect to independent registered public accounting firms. Pre-approvals of non-audit services are sometimes delegated to a single member of Charter's Audit Committee. However, any pre-approvals made by Charter's Audit Committee’s designee are presented at Charter's Audit Committee’s next regularly scheduled meeting. Charter's Audit Committee has an obligation to consult with management on these matters. Charter's Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2016 and 2015. Each year, including 2016, with respect to the proposed audit engagement, Charter's Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of the board, Charter's Audit Committee oversees the work of the independent registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The independent registered public accounting firm reports directly to Charter's Audit Committee. In performing its functions, Charter's Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter's Audit Committee charter. For more detail of Charter's Audit Committee’s authority and responsibilities, see Charter's Audit Committee charter on Charter's website, www.charter.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(c) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	The index to the exhibits begins on page E-1 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President – Finance, Controller and
Date: March 3, 2017		Chief Accounting Officer

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President – Finance, Controller and
Date: March 3, 2017		Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of CCO Holdings, LLC and CCO Holdings Capital Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Rutledge Thomas M. Rutledge	Chairman, Chief Executive Officer, Director (Principal Executive Officer)	March 3, 2017

/s/ Christopher L. Winfrey Christopher L. Winfrey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2017

/s/ Kevin D. Howard Kevin D. Howard	Senior Vice President – Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2017

CHARTER COMMUNICATIONS, INC., in its sole capacity as
manager of CCO Holdings, LLC

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President – Finance, Controller and
Date: March 3, 2017		Chief Accounting Officer

S- 1

Exhibit Index

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit	Description

2.1
Agreement and Plan of Mergers, dated as of May 23, 2015, among Time Warner Cable Inc., Charter Communications, Inc., CCH I, LLC, Nina Corporation I, Inc., Nina Company II, LLC and Nina Company III, LLC (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 29, 2015 (File No. 001-33664)).

2.2
Contribution Agreement, dated March 31, 2015, by and among Advance/Newhouse Partnership, A/NPC Holdings LLC, Charter Communications, Inc., CCH I, LLC, and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 1, 2015 (File No. 001-33664)).

3.1
Certificate of Formation of CCO Holdings, LLC (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593)).

3.2
By-laws of CCO Holdings Capital Corp. (incorporated by reference to Exhibit 3.6 to the registration statement on Form S-4 of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on February 6, 2004 (File No. 333-112593))

3.3
Amended and Restated Limited Liability Company Agreement of CCO Holdings, LLC (incorporated by reference to Exhibit 3.3 to the quarterly report on Form 10-Q of CCO Holdings, LLC and CCO Holdings Capital Corporation filed on August 15, 2016 (File No. 001-37789)).

4.1(a)
Amended and Restated Stockholders Agreement, dated March 31, 2015, by and among Charter Communications, Inc., Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 1, 2015 (File No. 001-33664)).

4.1(b)
Second Amended and Restated Stockholders Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 filed by CCH I, LLC on June 26, 2015 (File No. 333-205240)).

10.1
Indenture dated as of May 10, 2011, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on May 13, 2011 (File No. 001-33664)).

10.2
Third Supplemental Indenture dated as of January 26, 2012 by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on February 1, 2012 (File No. 001-33664))

10.3
Fourth Supplemental Indenture dated August 22, 2012 relating to the 5.25% Senior Notes due 2022 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 6, 2012 (File No. 001-33664)).

10.4
Fifth Supplemental Indenture dated December 17, 2012 relating to the 5.125% Senior Notes due 2023 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K of Charter Communications, Inc. filed February 22, 2013 (File No. 001-33664)).

10.5
Sixth Supplemental Indenture relating to the 5.25% senior notes due 2021, dated as of March 14, 2013, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed March 15, 2013 (File No. 001-33664)).

10.6
Seventh Supplemental Indenture relating to the 5.75% senior notes due 2023, dated as of March 14, 2013, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed March 15, 2013 (File No. 001-33664)).

10.7
Eighth Supplemental Indenture relating to the 5.75% senior notes due 2024, dated as of May 3, 2013, by and among CCO Holdings, LLC and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 7, 2013 (File No. 001-33664)).

10.8
Indenture dated as of November 5, 2014, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and CCOH Safari, LLC, as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on November 10, 2014 (File No. 001-33664)).

10.9
Third Supplemental Indenture, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.10
Fourth Supplemental Indenture, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.11
Fifth Supplemental Indenture, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.12
Exchange and Registration Rights Agreement, dated as of April 21, 2015 relating to the 5.125% Senior Notes due 2023, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.13
Exchange and Registration Rights Agreement relating to the 5.375% Senior Notes due 2025, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.14
Exchange and Registration Rights Agreement relating to the 5.875% Senior Notes due 2027, dated as of April 21, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, Inc. on April 22, 2015 (File No. 001-33664)).

10.15
Indenture, dated as of July 23, 2015, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and CCO Safari II, LLC, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).

10.16
First Supplemental Indenture, dated as of July 23, 2015, among CCO Safari II, LLC, as escrow issuer, CCH II, LLC, as limited guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).

10.17
Exchange and Registration Rights Agreement, dated July 23, 2015 relating to the 3.579% Senior Secured Notes due 2020, 4.464% Senior Secured Notes due 2022, 4.908% Senior Secured Notes due 2025, 6.384% Senior Secured Notes due 2035, 6.484% Senior Secured Notes due 2045 and 6.834% Senior Secured Notes due 2055, between CCO Safari II, LLC and Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).

10.18
Indenture, dated as of November 20, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp. and CCOH Safari, LLC, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

10.19
First Supplemental Indenture, dated as of November 20, 2015, between CCOH Safari, LLC, as escrow issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

10.20
Exchange and Registration Rights Agreement, dated November 20, 2015 relating to the 5.750% Senior Notes due 2026, between CCOH Safari, LLC and Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

10.21
Sixth Supplemental Indenture, dated as of February 19, 2016, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2016 (File No. 001-33664)).

10.22
Exchange and Registration Rights Agreement, dated February 19, 2016, relating to the 5.875% Senior Notes due 2024, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2016 (File No. 001-33664)).

10.23
Seventh Supplemental Indenture, dated as of April 21, 2016, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 27, 2016 (File No. 001-33664)).

10.24
Exchange and Registration Rights Agreement, dated April 21, 2016, relating to the 5.500% Senior Notes due 2026, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., UBS Securities LLC and Wells Fargo Securities, LLC, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 27, 2016 (File No. 001-33664)).

10.25
Second Supplemental Indenture, dated as of May 18, 2016, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Safari II, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.26
Third Supplemental Indenture, dated as of May 18, 2016, by and among CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.27
Second Supplemental Indenture, dated as of May 18, 2016, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., CCOH Safari, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.28
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

10.29
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

10.30
Third Supplemental Indenture to the TWCE Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement).

10.31
Fourth Supplemental Indenture to the TWCE Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)).

10.32
Fifth Supplemental Indenture to the TWCE Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)).

10.33
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

10.34
Seventh Supplemental Indenture to the TWCE Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).

10.35
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

10.36
Ninth Supplemental Indenture to the TWCE Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).

10.37
Tenth Supplemental Indenture to the TWCE Indenture, dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), TWC, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s current report on Form 8-K dated and filed October 18, 2006 (File No. 1-15062)).

10.38
Eleventh Supplemental Indenture to the TWCE Indenture, dated as of November 2, 2006, among TWE, TW NY, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s current report on Form 8-K dated and filed November 2, 2006 (File No. 1-15062)).

10.40
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

10.41
Thirteenth Supplemental Indenture, dated as of May 18, 2016, by and among Time Warner Cable Enterprises LLC, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.42
Indenture, dated as of April 9, 2007 (the “TWC Indenture”), among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (File No. 1-33335) (the “TWC April 4, 2007 Form 8-K”)).

10.43
First Supplemental Indenture to the TWC Indenture, dated as of April 9, 2007, among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).

10.44
Second Supplemental Indenture to the TWC Indenture, dated as of September 30, 2012, among TWC, TW NY, TWCE, TWC Internet Holdings II and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 9, 2007, as amended (incorporated herein by reference to Exhibit 4.1 to the TWC September 30, 2012 Form 8-K).

10.45
Third Supplemental Indenture, dated as of May 18, 2016, by and among Time Warner Cable Inc., TWC NewCo LLC and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.46
Fourth Supplemental Indenture, dated as of May 18, 2016, by and among TWC NewCo LLC, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.6 to the current report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

10.47	Form of TWC 5.85% Exchange Notes due 2017 (included as Exhibit B to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
10.48	Form of TWC 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
10.49
Form of TWC 6.75% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to TWC’s current report on Form 8-K dated June 16, 2008 and filed with the SEC on June 19, 2008 (File No. 1-33335) (the “TWC June 16, 2008 Form 8-K”)).

10.50	Form of TWC 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
10.51
Form of TWC 8.75% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to TWC’s current report on Form 8-K dated November 13, 2008 and filed with the SEC on November 18, 2008) (File No. 1-33335).

10.52	Form of TWC 8.25% Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to TWC’s current report on Form 8-K dated March 23, 2009 and filed with the SEC on March 26, 2009 (File No. 1-33335)).
10.53
Form of TWC 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009 (File No. 1-33335)).

10.54
Form of TWC 3.5% Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated December 8, 2009 and filed with the SEC on December 11, 2009 (File No. 1-33335 (the “TWC December 8,2009 Form 8-K”)).

10.55	Form of TWC 5.0% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the TWC December 8, 2009 Form 8-K).
10.56
Form of TWC 4.125% Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated November 9, 2010 and filed with the SEC on November 15, 2010 (File No. 1-33335) (the “TWC November 9, 2010 Form 8-K”)).

10.57	Form of TWC 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
10.58	Form of TWC 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated and filed with the SEC on May 26, 2011 (File No. 1-33335)).
10.59
Form of TWC 4% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (File No. 1-33335) (the “TWC September 7, 2011 Form 8-K”)).

10.60	Form of TWC 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC September 7, 2011 Form 8-K).
10.61
Form of TWC 4.5% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated August 7, 2012 and filed with the SEC on August 10, 2012 (File No. 1-33335)).

10.62	Form of TWC 5.25% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s current report on Form 8-K dated and filed with the SEC on June 27, 2012 (File No. 1-33335)).
10.63	Form of 5.500% Senior Notes due 2026 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 27, 2016).
10.64
Amendment No. 5, dated as of August 24, 2015, to the Amended and Restated Credit Agreement dated as of April 11, 2012 between Charter Communications Operating, LLC, as borrower, CCO Holdings, LLC, as guarantor, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.65
Incremental Activation Notice, dated as of August 24, 2015 delivered by Charter Communications Operating, LLC, CCO Holdings, LLC, the subsidiary guarantors party thereto, each Term H Lender party thereto to, each Term I Lender party thereto and Bank of America, N.A., as Administrative Agent under the Amended and Restated Credit Agreement, dated as of April 11, 2012 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.66
Escrow Credit Agreement, dated as of August 24, 2015, between CCO Safari III, LLC, as borrower, and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on August 28, 2015 (File No. 001-33664)).

10.67(a)
Restatement Agreement dated as of May 18, 2016, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, the subsidiary guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on May 24, 2016 (File No. 001-33664)).

10.67(b)
Amendment No. 1 dated as of December 23, 2016, to the Amended and Restated Credit Agreement dated as of March 18, 1999, as amended and restated on May 18, 2016, by and among Chart Communications Operating, LLC, CCO Holdings, LLC, the Lenders Party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 30, 2016 (File No. 001-33664)).

10.67(c)
Incremental Activation Notice, dated as of May 18, 2016, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, the subsidiary guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on May 24, 2016 (File No. 001-33664)).

10.68
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent, as amended and restated as of March 31, 2010 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2010 (File No. 001-33664)).

10.69
Collateral Agreement, dated as of May 18, 2016, by Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and the other grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K of Charter Communications, Inc. filed on May 24, 2016 (File No. 001-33664)).

10.70
First Lien Intercreditor Agreement, dated as of May 18, 2016, by and among Charter Communications Operating, LLC, the other grantors party thereto, Bank of America, N.A., as credit agreement collateral agent for the credit agreement secured parties, The Bank of New York Mellon Trust Company, N.A., as notes collateral agent for the indenture secured parties, and each additional agent from time to time party thereto (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K of Charter Communications, Inc. filed on May 24, 2016 (File No. 001-33664)).

10.71
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

10.72
Joinder Agreement to Registration Rights Agreement, dated as of May 18, 2016, by CCO Holdings, LLC and CCO Holdings Capital Corp (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.73
Escrow Assumption Agreement, dated as of May 18, 2016, by and among CCO Safari III, LLC, Charter Communications Operating, LLC, Bank of America, N.A., as escrow administrative agent and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed May 24, 2016).

10.74
Amended and Restated Limited Liability Company Agreement of Charter Communications Holdings, LLC, dated as of May 18, 2016, by and among Charter Holdings, Charter, CCH II, LLC, Advance/Newhouse Partnership and the other party or parties thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.75
Exchange Agreement, dated as of May 18, 2016, by and among Charter Holdings, Charter, Advance/Newhouse Partnership and the other party or parties thereto (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.76
Registration Rights Agreement, dated as of May 18, 2016, by and among Charter, Advance/Newhouse Partnership and Liberty Broadband (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.77
Tax Receivables Agreement, dated as of May 18, 2016, by and among Charter, Advance/Newhouse Partnership and the other party or parties thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.78+
Charter Communications, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on May 8, 2012 (File No. 001-33664)).

10.79+
Charter Communications, Inc. 2016 Executive Incentive Performance Plan (incorporated by reference to Appendix A to the proxy statement for the Charter Communications, Inc. 2016 Annual Meeting of Stockholders filed March 17, 2016 (File No. 001-33664)).

10.80+
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.81+
Amendment to the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan, dated as of October 25, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on October 28, 2016 (File No. 001-33664)).

10.82+
Charter Communications, Inc.’s Amended and Restated Supplemental Deferred Compensation Plan, dated as of September 1, 2011(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on September 2, 2011 (File No. 001-33664)).

10.83+
Form of Non-Qualified Time Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.84+
Form of Non-Qualified Price Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.85+
Form of Notice of LTIP Award Agreement Changes (RSU Awards) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, inc. on January 22, 2014 (File No. 001-33664)).

10.86+
Form of Notice of LTIP Award Agreement Changes (Time-Vesting Option Awards) (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.87+
Form of Notice of LTIP Award Agreement Changes (Restricted Stock Awards) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed by Charter Communications, inc. on January 22, 2014 (File No. 001-33664)).

10.88+
Form of Notice of LTIP Award Agreement Changes (Performance-Vesting Option Awards) (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.89+
Form of Stock Option Agreement dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.90+
Form of Restricted Stock Unit Agreement dated January 15, 2014 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 22, 2014 (File No. 001-33664)).

10.91(a)+
Employment Agreement between Thomas Rutledge and Charter Communications, Inc., dated as of May 17, 2016 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on May 19, 2016 (File No. 001-33664)).

10.91(b)+
Time-Vesting Stock Option Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.91(c)+
Performance-Vesting Stock Option Agreement dated as of December 19, 2011 by and between Charter Communications, Inc. and Thomas M. Rutledge (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on December 19, 2011 (File No. 001-33664)).

10.92(a)+
Employment Agreement dated effective as of November 2, 2016 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on November 3, 2016 (File No. 001-33664)).

10.92(b)+
Time-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.92(c)+
Performance-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664))

10.93+
Form of First Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2013 (File No. 001-33664)).

10.94+
Amendment to the Employment Agreement, dated as of February 11, 2016, by and between Charter Communications, Inc. and Thomas Rutledge (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 12, 2016 (File No. 001-33664)).

10.95+
Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to TWC’s current report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007).

10.96+
Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to TWC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.97+	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
10.98+
Form of Amendment to Nonqualified Stock Option Agreements Granted Under the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan, dated as of October 25, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Charter Communications, Inc. filed on October 28, 2016 (File No. 001-33664)).

10.99+
Employment Agreement dated effective as of November 2, 2016 by and between Charter Communications, Inc. and Christopher L. Winfrey (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on November 3, 2016 (File No. 001-33664)).

10.100+
Employment Agreement dated effective as of November 2, 2016 by and between Charter Communications, Inc. and Jonathan Hargis (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on November 3, 2016 (File No. 001-33664)).

10.101+
Employment Agreement dated as of November 10, 2016 by and between Charter Communications, Inc. and David Ellen (incorporated by reference to Exhibit 10.101 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on February 16, 2017 (File No. 001-33664)).

10.102+
Form of Performance-Vesting Stock Option Agreement granted to certain executive officers in 2016 under the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.102 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on February 16, 2017 (File No. 001-33664)).

10.103+
Form of Performance-Vesting Restricted Stock Unit Agreement granted to certain executive officers in 2016 under the Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.103 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on February 16, 2017 (File No. 001-33664)).

10.104
Letter Agreement, dated as of December 23, 2016, between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 28, 2016 (File No. 001-33664)).

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
101
The following financial information from the Annual Report of CCO Holdings, LLC and CCO Holdings Capital Corp. on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Member’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

_____________
*    Filed herewith.
+    Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Manager and the Member of
CCO Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CCO Holdings, LLC and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, member’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCO Holdings, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

St. Louis, Missouri
March 3, 2017

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,324	$5
Accounts receivable, less allowance for doubtful accounts of
$124 and $21, respectively	1,387	264
Prepaid expenses and other current assets	300	55
Total current assets	3,011	324

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $11,085 and $6,509, respectively	32,718	8,317
Customer relationships, net	14,608	856
Franchises	67,316	6,006
Goodwill	29,509	1,168
Total investment in cable properties, net	144,151	16,347

LOANS RECEIVABLE - RELATED PARTY	—	693
OTHER NONCURRENT ASSETS	1,157	116

Total assets	$148,319	$17,480

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,897	$1,476
Current portion of long-term debt	2,028	—
Payables to related party	621	331
Total current liabilities	9,546	1,807

LONG-TERM DEBT	59,719	13,945
LOANS PAYABLE - RELATED PARTY	640	333
DEFERRED INCOME TAXES	25	28
OTHER LONG-TERM LIABILITIES	2,526	45

MEMBER’S EQUITY:
Member’s equity	75,845	1,335
Accumulated other comprehensive loss	(7)	(13)
Total CCO Holdings member’s equity	75,838	1,322
Noncontrolling interests	25	—
Total member’s equity	75,863	1,322

Total liabilities and member’s equity	$148,319	$17,480

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2016	2015	2014
REVENUES	$29,003	$9,754	$9,108

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	18,670	6,426	5,973
Depreciation and amortization	6,902	2,125	2,102
Other operating (income) expenses, net	(177)	89	62
	25,395	8,640	8,137
Income from operations	3,608	1,114	971

OTHER EXPENSES:
Interest expense, net	(2,123)	(840)	(889)
Loss on extinguishment of debt	(111)	(126)	—
Gain (loss) on financial instruments, net	89	(4)	(7)
Other expense, net	(3)	—	—
	(2,148)	(970)	(896)

Income before income taxes	1,460	144	75
Income tax benefit (expense)	(3)	210	(13)
Consolidated net income	1,457	354	62
Less: Net income attributable to noncontrolling interests	(1)	(46)	(44)
Net income attributable to CCO Holdings member	$1,456	$308	$18

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Consolidated net income	$1,457	$354	$62
Net impact of interest rate derivative instruments	8	9	19
Foreign currency translation adjustment	(2)	—	—
Consolidated comprehensive income	1,463	363	81
Less: Comprehensive income attributable to noncontrolling interests	(1)	(46)	(44)
Comprehensive income attributable to CCO Holdings member	$1,462	$317	$37

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(dollars in millions)

	Member's Equity	Accumulated Other Comprehensive Loss	Total CCO Holdings Member's Equity	Noncontrolling Interests	Total Member's Equity
BALANCE, December 31, 2013	$366	$(41)	$325	$392	$717
Net income	18	—	18	44	62
Changes in accumulated other comprehensive loss, net	—	19	19	—	19
Stock compensation expense, net	55	—	55	—	55
Distributions to parent	(5)	—	(5)	—	(5)
Contributions from parent	100	—	100	—	100
BALANCE, December 31, 2014	534	(22)	512	436	948
Net income	308	—	308	46	354
Changes in accumulated other comprehensive loss, net	—	9	9	—	9
Stock compensation expense, net	78	—	78	—	78
Distributions to parent	(82)	—	(82)	—	(82)
Contributions from parent	15	—	15	—	15
Cancellation of the CC VIII, LLC preferred interest	482	—	482	(482)	—
BALANCE, December 31, 2015	1,335	(13)	1,322	—	1,322
Net income	1,456	—	1,456	1	1,457
Stock compensation expense, net	244	—	244	—	244
Accelerated vesting of equity awards	248	—	248	—	248
Distributions to parent	(4,546)	—	(4,546)	—	(4,546)
Contributions from parent	478	—	478	—	478
Contribution of net assets acquired in the TWC Transaction	87,676	—	87,676	—	87,676
Contribution of net assets acquired in the Bright House Transaction	12,156	—	12,156	—	12,156
Merger of parent companies and the Safari Escrow Entities	(23,202)	—	(23,202)	—	(23,202)
Contribution of noncontrolling interests	—	—	—	24	24
Changes in accumulated other comprehensive loss, net	—	6	6	—	6
BALANCE, December 31, 2016	$75,845	$(7)	$75,838	$25	$75,863

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,457	$354	$62
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	6,902	2,125	2,102
Stock compensation expense	244	78	55
Accelerated vesting of equity awards	248	—	—
Noncash interest (income) expense	(256)	28	37
Other pension benefits	(899)	—	—
Loss on extinguishment of debt	111	126	—
(Gain) loss on financial instruments, net	(89)	4	7
Deferred income taxes	6	(214)	10
Other, net	(2)	4	12
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(161)	10	(49)
Prepaid expenses and other assets	141	(5)	(8)
Accounts payable, accrued liabilities and other	940	(14)	99
Receivables from and payables to related party, including deferred management fees	123	61	57
Net cash flows from operating activities	8,765	2,557	2,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,325)	(1,840)	(2,221)
Change in accrued expenses related to capital expenditures	603	28	33
Sales (purchases) of cable systems, net	(7)	—	11
Change in restricted cash and cash equivalents	—	3,514	(3,514)
Other, net	(22)	(12)	(10)
Net cash flows from investing activities	(4,751)	1,690	(5,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	12,344	4,255	5,306
Repayments of long-term debt	(10,521)	(7,826)	(1,980)
Repayments loans payable - related parties	(253)	(581)	(112)
Payments for debt issuance costs	(284)	(24)	(4)
Contributions from parent	478	15	100
Distributions to parent	(4,546)	(82)	(5)
Proceeds from termination of interest rate derivatives	88	—	—
Other, net	(1)	1	(4)
Net cash flows from financing activities	(2,695)	(4,242)	3,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,319	5	(16)
CASH AND CASH EQUIVALENTS, beginning of period	5	—	16
CASH AND CASH EQUIVALENTS, end of period	$1,324	$5	$—

CASH PAID FOR INTEREST	$2,200	$841	$837
CASH PAID FOR TAXES	$2	$1	$11

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

1.    Organization and Basis of Presentation

Organization

CCO Holdings, LLC (together with its subsidiaries, “CCO Holdings,” or the “Company”) is the second largest cable operator in the United States and a leading broadband communications company providing video, Internet and voice services to residential and business customers. In addition, the Company sells video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology solutions to larger enterprise customers. The Company also owns and operates regional sports networks and local sports, news and lifestyle channels and sells security and home management services to the residential marketplace.

CCO Holdings is a holding company whose principal assets are the equity interests in its operating subsidiaries. CCO Holdings is a direct subsidiary of CCH I Holdings, LLC (“CCH I”), which is an indirect subsidiary of Charter Communications, Inc. (“Charter”), Charter Communications Holdings, LLC (“Charter Holdings”) and Spectrum Management Holding Company, LLC (“Spectrum Management”). The consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the “Company.” All significant intercompany accounts and transactions among consolidated entities have been eliminated. Charter, Charter Holdings and Spectrum Management have performed financing, cash management, treasury and other services for CCO Holdings on a centralized basis. Changes in member’s equity in the consolidated balance sheets related to these activities have been considered cash receipts (contributions) and payments (distributions) for purposes of the consolidated statements of cash flows and are reflected in financing activities.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

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

Financing for the Transactions

Charter partially financed the cash portion of the purchase price of the Transactions with additional indebtedness and cash on hand.  In 2015, Legacy Charter issued $15.5 billion aggregate principal amount of CCO Safari II, LLC (“CCO Safari II”) senior secured notes, $3.8 billion aggregate principal amount of CCO Safari III, LLC (“CCO Safari III”) senior secured bank loans and $2.5 billion aggregate principal amount of CCOH Safari, LLC (“CCOH Safari” and collectively with CCO Safari II and CCO Safari III, the "Safari Escrow Entities") senior unsecured notes.  The net proceeds were initially deposited into escrow accounts. Upon closing of the TWC Transaction, the proceeds were released from escrow and the CCOH Safari notes became obligations of CCO Holdings and CCO Holdings Capital Corp. (“CCO Holdings Capital”), and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Communications Operating, LLC (“Charter Operating”) and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating.

In connection with the closing of the Bright House Transaction, Charter Operating closed on a $2.6 billion aggregate principal amount term loan A facility (“Term Loan A”) pursuant to the terms of Charter Operating’s Amended and Restated Credit Agreement dated May 18, 2016 (the “Credit Agreement”) of which $2.0 billion was used to fund the cash portion of the Bright House Transaction and $638 million was used to prepay and terminate Charter Operating’s existing Term A-1 Loans. See Note 9.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

Acquisition Accounting

The Transactions enable Charter to apply its operating strategy to a larger set of assets, accelerate product development and innovation through greater scale as well as more effectively compete in medium and large commercial markets. Substantially all of the operations acquired in the Transactions were contributed down to the Company. The operating results of Legacy TWC and Legacy Bright House have been included in the Company’s consolidated statements of operations for the period from the date of the Transactions through December 31, 2016. Revenues included in the Company's consolidated statements of operations were $16.0 billion and $2.6 billion for Legacy TWC and Legacy Bright House, respectively, for the year ended December 31, 2016.

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

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair values were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement, other than long-term debt assumed in the TWC Transaction, which represents a Level 1 measurement. See Note 12.

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

Franchise rights and customer relationships were valued using an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified. See Note 6 for more information on the income approach model. The weighted average life of customer relationships acquired in the TWC Transaction and Bright House Transaction was 11 years and 10 years, respectively.

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

Generally, no fair value adjustments were reflected in current assets and current liabilities as carrying value is estimated to approximate fair value because of the short-term nature of the items, except for risk management obligations.  Risk management obligations assumed including various claims for workers compensation, employment practices, and auto and general liabilities

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

were measured at fair value as of the acquisition date based on an actuarially determined study. Fair value adjustments were reflected in other noncurrent assets and other long-term liabilities relating to contract-based assets and liabilities, capital lease obligations, deferred liabilities and net pension liabilities.  Out-of-market contract-based assets and liabilities relating to non-cancelable executory contracts and operating leases were recognized based on discounted cash flow models to the extent the terms of the non-cancelable contracts are favorable or unfavorable compared with the relative market terms of the same or similar contract at the acquisition date.  The out-of-market element will be amortized as if the contract were consummated at market terms on the acquisition date.  Capital lease obligations were measured at fair value based on the present value of amounts to be paid under the lease agreement using a market participant discount rate.  Deferred liabilities were not recorded in acquisition accounting to the extent there was no associated payment obligation or substantive performance obligation.  The net pension liabilities assumed in the TWC Transaction were measured at fair value based on an actuarially determined projected benefit obligation, less the fair value of pension investments, as of the acquisition date. See Note 19 for fair value assumptions considered in acquisition accounting for the net pension liabilities.

Deferred tax assets and liabilities were recorded for the deferred tax impact of acquisition accounting adjustments primarily related to property, plant and equipment, franchises, customer relationships and assumed Legacy TWC long-term debt. The incremental deferred tax liabilities were calculated primarily based on the tax effect of the step-up in book basis of net assets of Legacy TWC excluding the amount attributable to nondeductible goodwill. Deferred tax liabilities are recorded at Charter and not contributed down as the Company, and majority of its indirect subsidiaries, are limited liability companies that are not subject to income tax.

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

The allocation of the purchase price to certain assets and liabilities is preliminary and is subject to change based on additional information that may be obtained during the measurement period primarily related to working capital measurement. The Company will continue to obtain information to assist in finalizing the fair value of net assets acquired and liabilities assumed, which is not expected to differ materially from the preliminary estimates herein. The Company will apply any measurement period adjustments, including any related impacts to net income (loss), in the reporting period in which the adjustments are determined. The tables below present the calculation of the purchase price and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Transactions.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

TWC Preliminary Allocation of Purchase Price

Cash and cash equivalents	$1,058
Current assets	1,308
Property, plant and equipment	21,413
Customer relationships	13,460
Franchises	54,085
Goodwill	28,292
Other noncurrent assets	1,040
Accounts payable and accrued liabilities	(3,925)
Debt	(24,900)
Deferred income taxes	(28,148)
Other long-term liabilities	(3,162)
Noncontrolling interests	(4)
$60,517

Since completion of the initial estimates in the second quarter of 2016, the Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the TWC Transaction, including a decrease of $163 million to property, plant and equipment; a decrease of $240 million to customer relationships; an increase of $690 million to franchises; an increase to other operating net liabilities of $215 million; and a decrease of $4 million to deferred income taxes; resulting in a net decrease to goodwill of $76 million. These adjustments were made primarily to reflect updated appraisal results.

The measurement period adjustment to intangibles resulted in a decrease of $20 million in amortization expense relating to the prior quarters that was recorded in the fourth quarter of 2016. The measurement period adjustment to property, plant and equipment resulted in an increase of $12 million in depreciation expense relating to the second quarter that was recorded in the third quarter of 2016. The Company may record additional measurement period adjustments in future periods.

Bright House Purchase Price

Charter Holdings common units issued to A/N (in millions)	31.0
Charter Class A common stock closing price per share	$224.91
Fair value of Charter Holdings common units issued to A/N	$6,971

Fair value of Charter Holdings convertible preferred units issued to A/N	3,163
Cash paid to A/N	2,022
Total purchase price	$12,156

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

Bright House Preliminary Allocation of Purchase Price

Current assets	$131
Property, plant and equipment	2,884
Customer relationships	2,150
Franchises	7,225
Goodwill	44
Other noncurrent assets	86
Accounts payable and accrued liabilities	(330)
Other long-term liabilities	(12)
Noncontrolling interests	(22)
$12,156

Since completion of the initial estimates in the second quarter of 2016, the Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the Bright House Transaction, including a decrease of $382 million to property, plant and equipment; an increase of $110 million to customer relationships; an increase of $381 million to franchises; and a decrease of $1 million to current assets resulting in a decrease to goodwill of $108 million. These adjustments were made primarily to reflect updated appraisal results.

The measurement period adjustment to intangibles resulted in an increase of $7 million in amortization expense relating to the prior quarters that was recorded in the fourth quarter of 2016. The measurement period adjustment to property, plant and equipment in the third quarter had an inconsequential impact on depreciation expense recorded in the prior quarter. The Company may record additional measurement period adjustments in future periods.

In connection with the Transactions, subsidiaries of Charter contributed down to the Company the net assets and liabilities of TWC and Bright House except for the deferred tax liabilities of Charter, as noted above, and net assets of approximately $1.0 billion primarily comprised of cash and cash equivalents used as a source for the cash portion of the TWC purchase price.

Selected Pro Forma Financial Information

The following unaudited pro forma financial information of the Company is based on the historical consolidated financial statements of Legacy Charter, Legacy TWC and Legacy Bright House and is intended to provide information about how the Transactions and related financing may have affected the Company’s historical consolidated financial statements if they had closed as of January 1, 2015. The pro forma financial information below is based on available information and assumptions that the Company believes are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what the Company’s financial condition or results of operations would have been had the transactions described above occurred on the date indicated. The pro forma financial information also should not be considered representative of the Company’s future financial condition or results of operations.

	Year Ended December 31,
	2016	2015
Revenues	$40,023	$37,394
Net income attributable to CCO Holdings member	$1,890	$608

3.    Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of CCO Holdings and all entities in which CCO Holdings has a controlling interest. The Company consolidates based upon evaluation of the Company’s power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance; its obligation

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

to absorb the expected losses of the entity; and its right to receive the expected residual returns of the entity. The noncontrolling interest on the Company’s balance sheet represents the third-party interest in CV of Viera, LLP, the Company’s consolidated joint venture in a small cable system in Florida. See Note 7. All significant inter-company accounts and transactions among consolidated entities have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value. Cash and cash equivalents consist primarily of money market funds.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked on a composite basis by fixed asset category at the cable system level and not on a specific asset basis. For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed. Costs associated with the initial placement of the customer drop to the dwelling and the initial placement of outlets within a dwelling along with the costs associated with the initial deployment of customer premise equipment necessary to provide video, Internet or voice services are capitalized.  Costs capitalized include materials, direct labor, and certain indirect costs.  Indirect costs are associated with the activities of the Company’s personnel who assist in installation activities and consist of compensation and other costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, vehicle and occupancy costs, and the costs of sales and dispatch personnel associated with capitalizable activities. The costs of disconnecting service and removing customer premise equipment from a dwelling and the costs to reconnect a customer drop or to redeploy previously installed customer premise equipment are charged to operating expensed as incurred.  Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement, including replacement of certain components, betterments, including replacement of cable drops and outlets, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer premise equipment and installations	3-8 years
Vehicles and equipment	3-6 years
Buildings and improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and therefore cannot reasonably estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could be terminated unexpectedly, which could result in the Company incurring significant expense in complying with restoration or removal provisions. The Company does not have any significant liabilities related to asset retirements recorded in its consolidated financial statements.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets (e.g., property, plant and equipment and finite-lived intangible assets) to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets to be held and used were recorded in 2016, 2015 and 2014.

Other Noncurrent Assets

Other noncurrent assets primarily include investments, right-of-entry costs and other intangible assets. The Company accounts for its investments in less than majority owned investees under either the equity or cost method. The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the investee’s earnings (losses) is included in other expense, net in the consolidated statements of operations. The Company monitors its investments for indicators that a decrease in investment value has occurred that is other than temporary. If it has been determined that an investment has sustained an other than temporary decline in value, the investment is written down to fair value with a charge to earnings. Investments acquired are measured at fair value utilizing the acquisition method of accounting. The difference between the fair value and the amount of underlying equity in net assets for most equity method investments is due to previously unrecognized intangible assets at the investee. These amounts are amortized as a component of equity earnings (losses), recorded within other expense, net over the estimated useful life of the asset. Right-of-entry costs represent costs incurred related to agreements entered into with landlords, real estate companies or owners to gain access to a building in order to provide cable service. Right-of-entry costs are generally deferred and amortized to amortization expense over the term of the agreement.

Revenue Recognition

Revenues from residential and commercial video, Internet and voice services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. In some cases, the Company coordinates the advertising sales efforts of other cable operators in a certain market and remits amounts received from customers less an agreed-upon percentage to such cable operator. For those arrangements in which the Company acts as a principal, the Company records the revenues earned from the advertising customer on a gross basis and the amount remitted to the cable operator as an operating expense.

Fees imposed on the Company by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $711 million, $255 million and $248 million for the years ended December 31, 2016, 2015 and 2014, respectively, are reported in video, voice and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Other taxes, such as sales taxes imposed on the Company’s customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situation.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2016	2015	2014

Video	$11,967	$4,587	$4,443
Internet	9,272	3,003	2,576
Voice	2,005	539	575
Residential revenue	23,244	8,129	7,594

Small and medium business	2,480	764	676
Enterprise	1,429	363	317
Commercial revenue	3,909	1,127	993

Advertising sales	1,235	309	341
Other	615	189	180
	$29,003	$9,754	$9,108

Programming Costs

The Company has various contracts to obtain video programming from vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain incentives to be paid by the programmers. The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. Programming costs included in the statements of operations were $7.0 billion, $2.7 billion and $2.5 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.

Multiple-Element Transactions

In the normal course of business, the Company enters into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counterparty or in which it purchases multiple products and/or services, or settles outstanding items contemporaneous with the purchase of a product or service from a single counterparty. Transactions, although negotiated contemporaneously, may be documented in one or more contracts. The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold. In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions. Cash consideration received from a vendor is recorded as a reduction in the price of the vendor’s product unless (i) the consideration is for the reimbursement of a specific, incremental, identifiable cost incurred, in which case the cash consideration received would be recorded as a reduction in such cost (e.g., marketing costs), or (ii) an identifiable benefit in exchange for the consideration is provided, in which case revenue would be recognized for this element.

Stock-Based Compensation

Restricted stock, restricted stock units, stock options as well as equity awards with market conditions are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of equity awards with market conditions is estimated on the date of grant using Monte Carlo simulations. The grant date weighted average assumptions used during the years

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

ended December 31, 2016, 2015 and 2014, respectively, were: risk-free interest rate of 1.7%, 1.5% and 2.0%; expected volatility of 25.4%, 34.7% and 36.9%; and expected lives of 1.3 years, 6.5 years and 6.5 years. Weighted average assumptions for 2016 include the assumptions used for the Converted TWC Awards. Volatility assumptions were based on historical volatility of Legacy Charter and Legacy TWC. The Company’s volatility assumptions represent management’s best estimate and were partially based on historical volatility of Legacy TWC due to the completion of the Transactions. Expected lives were estimated using historical exercise data.  The valuations assume no dividends are paid.

Pension Plans

The Company sponsors the TWC Pension Plan, TWC Union Pension Plan and TWC Excess Pension Plan (as defined in Note 19). Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. The Company has elected to follow a mark-to-market pension accounting policy for recording the actuarial gains or losses annually during the fourth quarter, or earlier if a remeasurement event occurs during an interim period.

Income Taxes

CCO Holdings is a single member limited liability company not subject to income tax. CCO Holdings holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. Certain indirect subsidiaries that are required to file separate returns are subject to federal and state tax. CCO Holdings’ tax provision reflects the tax provision of the entities required to file separate returns. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of these indirect subsidiaries' assets and liabilities and expected benefits of utilizing loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. See Note 16.

Charter, the Company’s indirect parent company, is subject to income taxes. Accordingly, in addition to the Company’s deferred tax liabilities, Charter has recorded net deferred tax liabilities of approximately $26.7 billion as December 31, 2016 related to their investment in Charter Holdings, net of loss carryforwards, which is not reflected at the Company.

Segments

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company has one reportable segment, cable services.

4.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of period	$21	$22	$19
Charged to expense	328	135	122
Uncollected balances written off, net of recoveries	(225)	(136)	(119)
Balance, end of period	$124	$21	$22

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

5.    Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Cable distribution systems	$23,314	$8,158
Customer premise equipment and installations	12,867	4,632
Vehicles and equipment	1,187	379
Buildings and improvements	3,194	540
Furniture, fixtures and equipment	3,241	1,117
	43,803	14,826
Less: accumulated depreciation	(11,085)	(6,509)
	$32,718	$8,317

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $5.0 billion, $1.9 billion, and $1.8 billion, respectively. Property, plant and equipment increased by $24.3 billion as a result of the Transactions. See Note 2.

6.    Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas. For valuation purposes, they are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services to potential customers (service marketing rights).

Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life. The Company has concluded that all of its franchises, including those acquired as part of the Transactions, qualify for indefinite life treatment given that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. We reassess this determination periodically or whenever events or substantive changes in circumstances occur.

The estimated fair value of franchises is determined utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified assuming a discount rate. The fair value of franchises is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained. The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.

This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, customer trends, and a discount rate applied to the estimated cash flows. The determination of the franchise discount rate is derived from the Company’s weighted average cost of capital, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The Company estimates discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for video, Internet, and voice; revenue growth rates; operating margins; and capital expenditures. The assumptions are based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth,

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

programming expense growth rates, the amount and timing of capital expenditures, actual customer trends and the discount rate utilized.

All franchises are tested for impairment annually or more frequently as warranted by events or changes in circumstances. Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations. The units of accounting generally represent geographical clustering of our cable systems into groups. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired. If, after this optional qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary. In completing the qualitative impairment testing, the Company evaluates a multitude of factors that affect the fair value of our franchise assets. Examples of such factors include environmental and competitive changes within our operating footprint, actual and projected operating performance, the consistency of our operating margins, equity and debt market trends, including changes in our market capitalization, and changes in our regulatory and political landscape, among other factors. After consideration of the qualitative factors, in 2016 the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis. Periodically, the Company will elect to perform a quantitative analysis for impairment testing. If the Company elects or is required to perform a quantitative analysis to test its franchise assets for impairment, the methodology described above is utilized.

The fair value of goodwill is determined using both an income approach and market approach. The Company’s income approach model used for its goodwill valuation is consistent with that used for its franchise valuation noted above except that cash flows from the entire business enterprise are used for the goodwill valuation. The Company’s market approach model estimates the fair value of the reporting unit based on market prices in actual precedent transactions of similar businesses and market valuations of guideline public companies. Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. If the Company elects or is required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. As with the Company’s franchise impairment testing, in 2016 the Company elected to perform a qualitative goodwill impairment assessment and concluded that goodwill is not impaired.

Customer relationships are recorded at fair value as of the date acquired less accumulated amortization. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers, and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment. Customer relationships are amortized on an accelerated sum of years’ digits method over useful lives of 8-15 years based on the period over which current customers are expected to generate cash flows. The Company periodically evaluates the remaining useful lives of its customer relationships to determine whether events or circumstances warrant revision to the remaining periods of amortization. Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2016, 2015 or 2014.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

As of December 31, 2016 and 2015, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,316	$—	$67,316	$6,006	$—	$6,006
Goodwill	29,509	—	29,509	1,168	—	1,168
Other intangible assets	4	—	4	4	—	4
	$96,829	$—	$96,829	$7,178	$—	$7,178

Finite-lived intangible assets:
Customer relationships	$18,226	$(3,618)	$14,608	$2,616	$(1,760)	$856
Other intangible assets	615	(128)	487	173	(82)	91
	$18,841	$(3,746)	$15,095	$2,789	$(1,842)	$947

Other intangible assets consist primarily of right-of-entry costs. Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2016, 2015 and 2014 was $1.9 billion, $271 million and $299 million, respectively. Franchises, goodwill and customer relationships increased by $61.3 billion, $28.3 billion and $15.6 billion, respectively, as a result of the Transactions. See Note 2.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2017	$2,743
2018	2,461
2019	2,178
2020	1,886
2021	1,602
Thereafter	4,225
$15,095

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

7.    Investments

In connection with the Transactions, the Company acquired approximately $508 million of Legacy TWC and Legacy Bright House equity-method and cost-method investments, which were adjusted to fair value as a result of applying acquisition accounting. The equity-method investments acquired include Sterling Entertainment Enterprises, LLC (“Sterling” - d/b/a SportsNet New York - 26.8% owned), MLB Network, LLC (“MLB Network” - 6.4% owned), iN Demand L.L.C. (“iN Demand” - 39.8% owned) and National Cable Communications LLC (“NCC” - 20.0% owned), among other less significant equity-method and cost-method investments. Sterling and MLB Network are primarily engaged in the development of sports programming services. iN Demand provides programming on a video on demand, pay-per-view and subscription basis. NCC represents multi-video program distributors to advertisers.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

Investments consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Equity-method investments	477	—
Other investments	11	2
Total investments	$488	$2

The Company's equity-method investments balance as of December 31, 2016 reflected in the table above includes differences between the acquisition date fair value of certain investments acquired in the Transactions and the underlying equity in the net assets of the investee, referred to as a basis difference. As discussed in Note 2, this basis difference is amortized as a component of equity earnings. The remaining unamortized basis difference is $436 million as of December 31, 2016.

The Company applies the equity method of accounting to these and other less significant equity-method investments, all of which are recorded in other noncurrent assets in the consolidated balance sheets as of December 31, 2016 and 2015. For the year ended December 31, 2016, net losses from equity-method investments were $3 million which were recorded in other expense, net in the consolidated statements of operations, and for the years ended December 31, 2015 and 2014, gains (losses) from equity-method investments were insignificant.

Noncontrolling interests assumed in the Transactions were recorded at fair value on the acquisition date and primarily relate to the third-party interest in CV of Viera, LLP, the Company’s consolidated joint venture in a small cable system in Florida. For the year ended December 31, 2016, net income attributable to noncontrolling interest was $1 million.

In 2015, noncontrolling interest included the 2% accretion of the preferred membership interests in CC VIII, LLC (“CC VIII”) plus approximately 18.6% of CC VIII’s income, net of accretion. On December 31, 2015, the CC VIII preferred interest held by CCH I, LLC was contributed to CC VIII and subsequently canceled.

8.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Accounts payable – trade	$416	$112
Deferred revenue	352	96
Accrued liabilities:
Programming costs	1,783	451
Compensation	953	118
Capital expenditures	1,107	296
Interest	958	167
Taxes and regulatory fees	529	126
Other	799	110
	$6,897	$1,476

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

9.    Long-Term Debt

Long-term debt consists of the following as of December 31, 2016 and 2015:

	December 31,
	2016		2015
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
7.000% senior notes due January 15, 2019	$—	$—	$600	$594
7.375% senior notes due June 1, 2020	—	—	750	744
5.250% senior notes due March 15, 2021	500	496	500	496
6.500% senior notes due April 30, 2021	—	—	1,500	1,487
6.625% senior notes due January 31, 2022	750	741	750	740
5.250% senior notes due September 30, 2022	1,250	1,232	1,250	1,229
5.125% senior notes due February 15, 2023	1,000	992	1,000	990
5.125% senior notes due May 1, 2023	1,150	1,141	1,150	1,140
5.750% senior notes due September 1, 2023	500	496	500	495
5.750% senior notes due January 15, 2024	1,000	991	1,000	990
5.875% senior notes due April 1, 2024	1,700	1,685	—	—
5.375% senior notes due May 1, 2025	750	744	750	744
5.750% senior notes due February 15, 2026	2,500	2,460	—	—
5.500% senior notes due May 1, 2026	1,500	1,487	—	—
5.875% senior notes due May 1, 2027	800	794	800	794
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,983	—	—
4.464% senior notes due July 23, 2022	3,000	2,973	—	—
4.908% senior notes due July 23, 2025	4,500	4,458	—	—
6.384% senior notes due October 23, 2035	2,000	1,980	—	—
6.484% senior notes due October 23, 2045	3,500	3,466	—	—
6.834% senior notes due October 23, 2055	500	495	—	—
Credit facilities	8,916	8,814	3,552	3,502
Time Warner Cable, LLC:
5.850% senior notes due May 1, 2017	2,000	2,028	—	—
6.750% senior notes due July 1, 2018	2,000	2,135	—	—
8.750% senior notes due February 14, 2019	1,250	1,412	—	—
8.250% senior notes due April 1, 2019	2,000	2,264	—	—
5.000% senior notes due February 1, 2020	1,500	1,615	—	—
4.125% senior notes due February 15, 2021	700	739	—	—
4.000% senior notes due September 1, 2021	1,000	1,056	—	—
5.750% sterling senior notes due June 2, 2031 (a)	770	834	—	—
6.550% senior debentures due May 1, 2037	1,500	1,691	—	—
7.300% senior debentures due July 1, 2038	1,500	1,795	—	—
6.750% senior debentures due June 15, 2039	1,500	1,730	—	—
5.875% senior debentures due November 15, 2040	1,200	1,259	—	—
5.500% senior debentures due September 1, 2041	1,250	1,258	—	—
5.250% sterling senior notes due July 15, 2042 (b)	800	771	—	—

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

4.500% senior debentures due September 15, 2042	1,250	1,135	—	—
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,273	—	—
8.375% senior debentures due July 15, 2033	1,000	1,324	—	—
Total debt	60,036	61,747	14,102	13,945
Less current portion:
5.850% senior notes due May 1, 2017	(2,000)	(2,028)	—	—
Long-term debt	$58,036	$59,719	$14,102	$13,945

(a)	Principal amount includes £625 million valued at $770 million as of December 31, 2016 using the exchange rate at that date.

(b)	Principal amount includes £650 million valued at $800 million as of December 31, 2016 using the exchange rate at that date.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, (i) in regards to the Legacy TWC debt assumed, a fair value premium adjustment as a result of applying acquisition accounting plus/minus the accretion of those amounts to the balance sheet date and (ii) in regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), a remeasurement of the principal amount of the debt and any premium or discount into US dollars as of the balance sheet date. See Note 11. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under the Charter Operating credit facilities of approximately $2.8 billion as of December 31, 2016.

In December 2016, Charter Operating entered into an amendment to its Credit Agreement decreasing the applicable LIBOR margin on the term loan A, term loan H, term loan I and revolver to 1.75%, 2.00%, 2.25% and 1.75%, respectively, eliminating the LIBOR floor on the term loan H and term loan I and extending the maturity of term loan H to 2022 and term loan I to 2024. The Company recorded a loss on extinguishment of debt of $1 million for the year ended December 31, 2016 related to these transactions.

In February 2016, CCO Holdings and CCO Holdings Capital jointly issued $1.7 billion aggregate principal amount of 5.875% senior notes due 2024 (the “2024 Notes”) and, in April 2016, they issued $1.5 billion aggregate principal amount of 5.500% senior notes due 2026 (the “2026 Notes”) at a price of 100.075% of the aggregate principal amount. The net proceeds from both issuances were used to repurchase all of CCO Holdings’ 7.000% senior notes due 2019, 7.375% senior notes due 2020 and 6.500% senior notes due 2021 and to pay related fees and expenses and for general corporate purposes. These debt repurchases resulted in a loss on extinguishment of debt of $110 million for the year ended December 31, 2016.

In April 2015, CCO Holdings and CCO Holdings Capital closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the “2023 Notes”), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the “2025 Notes”) and $800 million aggregate principal amount of 5.875% senior unsecured notes due 2027 (the “2027 Notes”). The net proceeds from the issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings’ outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings’ outstanding 8.125% senior notes due 2020 were repurchased, as well as for general corporate purposes. The net proceeds from the issuance of the 2027 Notes were used to call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings’ outstanding 7.000% senior notes due 2019. These debt repurchases resulted in a loss on extinguishment of debt of $123 million for the year ended December 31, 2015.

The Company also recorded a loss on extinguishment of debt of approximately $3 million for the year ended December 31, 2015 as a result of the repayment of debt upon termination of the proposed transactions with Comcast Corporation (“Comcast”).

As discussed in Note 2, upon consummation of the Transactions, CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating and, as a result, the Company assumed $21.8 billion aggregate principal amount of debt. During the year ended December 31, 2015, Charter incurred interest expense on this debt of approximately $474 million.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital.  They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2017 through 2024.

In addition, at any time prior to varying dates in 2017 through 2021, CCO Holdings may redeem up to 35% (40% in regards to certain notes issued in 2015 and 2016) of the aggregate principal amount of the notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

High-Yield Restrictive Covenants; Limitation on Indebtedness.

The indentures governing the CCO Holdings notes contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital and all of their restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	make investments;

•	sell all or substantially all of their assets or merge with or into other companies;

•	sell assets;

•
in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to CCO Holdings, guarantee their parent companies debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and

•	grant liens.

The above limitations in certain circumstances regarding incurrence of debt, payment of dividends and making investments contained in the indentures of CCO Holdings permit CCO Holdings and its restricted subsidiaries to perform the above, so long as, after giving pro forma effect to the above, the leverage ratio would be below a specified level for the issuer. The leverage ratio under the indentures is 6.0 to 1.0.

Charter Operating Notes

The Charter Operating notes are guaranteed by CCO Holdings, TWC, LLC (as defined below), TWCE (as defined below) and substantially all of the operating subsidiaries of Charter Operating (collectively, the “Subsidiary Guarantors”). In addition, the Charter Operating notes are secured by a perfected first priority security interest in substantially all of the assets of Charter Operating to the extent such liens can be perfected under the Uniform Commercial Code by the filing of a financing statement and the liens rank equally with the liens on the collateral securing obligations under the Charter Operating credit facilities. Charter Operating may redeem some or all of the Charter Operating notes at any time at a premium.

The Charter Operating notes are subject to the terms and conditions of the indenture governing the Charter Operating notes. The Charter Operating notes contain customary representations and warranties and affirmative covenants with limited negative covenants. The Charter Operating indenture also contains customary events of default.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $8.9 billion at December 31, 2016 as follows:

•
term loan A with a remaining principal amount of $2.5 billion, which is repayable in quarterly installments and aggregating $132 million in 2017 and 2018, $231 million in 2019 and $264 million in 2020, with the remaining balance due at final maturity on May 18, 2021. Pricing on term loan A is LIBOR plus 1.75%;

•
term loan E with a remaining principal amount of approximately $1.4 billion, which is repayable in equal quarterly installments and aggregating $15 million in each loan year, with the remaining balance due at final maturity on July 1, 2020. Pricing on term loan E is LIBOR plus 2.25% with a LIBOR floor of 0.75% (see Note 22 for amendments to the Charter Operating credit facilities completed in 2017);

•
term loan F with a remaining principal amount of approximately $1.2 billion, which is repayable in equal quarterly installments and aggregating $12 million in each loan year, with the remaining balance due at final maturity on January 3, 2021. Pricing on term loan F is LIBOR plus 2.25% with a LIBOR floor of 0.75% (see Note 22 for amendments to the Charter Operating credit facilities completed in 2017);

•
term loan H with a remaining principal amount of approximately $993 million, which is repayable in equal quarterly installments and aggregating $10 million in each loan year, with the remaining balance due at final maturity on January 15, 2022. Pricing on term loan H is LIBOR plus 2.00%;

•
term loan I with a remaining principal amount of approximately $2.8 billion, which is repayable in equal quarterly installments and aggregating $28 million in each loan year, with the remaining balance due at final maturity on January 15, 2024. Pricing on term loan I is LIBOR plus 2.25%; and

•
revolving loan allowing for borrowings of up to $3.0 billion, maturing on May 18, 2021. Pricing on the revolving loan is LIBOR plus 1.75% with a commitment fee of 0.30%. As of December 31, 2016, $220 million of the revolving loan was utilized to collateralize a like principal amount of letters of credit out of $278 million of letters of credit issued on the Company’s behalf.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.77% and 0.42% as of December 31, 2016 and December 31, 2015, respectively), as defined, plus an applicable margin.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future, with amortization as set forth in the notices establishing such term loans. Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans subject to pro forma compliance with its financial maintenance covenants, no assurance can be given that the Company could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

The obligations of Charter Operating under the Charter Operating credit facilities are guaranteed by the Subsidiary Guarantors. The obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Subsidiary Guarantors, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter. The Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business. Additionally, the Charter Operating credit facilities provisions contain an allowance for restricted payments so long as the consolidated leverage ratio is no greater than 3.5 after giving pro forma effect to such restricted payment. The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the currently outstanding subordinated and parent company indebtedness, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. The Charter Operating credit facilities also contain customary events of default.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

Assumed Legacy TWC Indebtedness

The Company assumed approximately $22.4 billion in aggregate principal amount of Time Warner Cable, LLC (successor to Legacy TWC outstanding debt obligations, “TWC, LLC”) senior notes and debentures and Time Warner Cable Enterprises LLC (“TWCE”) senior debentures with varying maturities. The Company applied acquisition accounting to Legacy TWC, and as a result, the debt assumed was adjusted to fair value using quoted market values as of the closing date. This fair value adjustment resulted in recognition of a net debt premium of approximately $2.4 billion.

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

Limitations on Distributions

Distributions by the Company and its subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2016, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on December 31, 2016 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

However, without regard to leverage, during any calendar year or any portion thereof during which the borrower is a flow-through entity for tax purposes, and so long as no event of default exists, the borrower may make distributions to the equity interests of the borrower in an amount sufficient to make permitted tax payments.

In addition to the limitation on distributions under the various indentures, distributions by the Company’s subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which the Company’s subsidiaries may make distributions if they have “surplus” as defined in the act.

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

Based upon outstanding indebtedness as of December 31, 2016, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2016, are as follows:

Year	Amount
2017	$2,197
2018	2,197
2019	3,546
2020	5,216
2021	5,128
Thereafter	41,752

$60,036

10.    Loans Receivable (Payable) - Related Party

Loans payable - related party as of December 31, 2016 consists of loans from Charter Communications Holdings Company, LLC (“Charter Holdco”) to the Company of $640 million. Interest accrues on loans payable - related party at LIBOR plus 2%.

Loans receivable - related party as of December 31, 2015 consisted of loans from the Company to CCOH Safari II, LLC, CCOH Safari, CCO Safari II and CCO Safari III of $96 million, $34 million, $508 million and $55 million, respectively, which were settled with the Company upon the merger of the Safari Escrow Entities into the Company. Loans payable-related party as of December 31, 2015 consisted of loans from Charter Holdco and CCH II, LLC to the Company of $48 million and $285 million, respectively.

11.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage interest rate risk on variable debt and foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Interest rate derivative instruments are used to manage interest costs and to reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate derivative instruments, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. As of December 31, 2016 and 2015, the Company had $850 million and $1.1 billion, respectively, in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

Upon closing of the TWC Transaction, the Company acquired interest rate derivative instrument assets with a fair value of $85 million (excluding accrued interest), which were terminated and settled with their respective counterparties in the second quarter of 2016 with an $88 million cash payment to the Company of which $14 million was for interest accrued through the date of termination. The termination resulted in an $11 million loss for the year ended December 31, 2016 which was recorded in gain (loss) on financial instruments, net in the consolidated statements of operations.

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

The effect of derivative instruments on the consolidated balance sheets is presented in the table below:

	December 31,
	2016	2015
Interest Rate Derivatives
Accrued interest	$5	$3
Other long-term liabilities	$—	$10
Accumulated other comprehensive loss	$(5)	$(13)

Cross-Currency Derivatives
Other long-term liabilities	$251	$—

The Company’s interest rate and cross-currency derivative instruments are not designated as hedges and are marked to fair value each period, with the impact recorded as a gain or loss on financial instruments, net in the consolidated statements of operations. While these derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are correlated with the respective debt, thus managing associated risk.

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Year Ended December 31,
	2016	2015	2014
Gain (Loss) on Financial Instruments, Net:
Change in fair value of interest rate derivative instruments	$8	$5	$12
Change in fair value of cross-currency derivative instruments	(179)	—	—
Remeasurement of Sterling Notes to U.S. dollars	279	—	—
Loss on termination of interest rate derivative instruments	(11)	—	—
Loss reclassified from accumulated other comprehensive loss due to discontinuance of hedge accounting	(8)	(9)	(19)
	$89	$(4)	$(7)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

12.    Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2016 and 2015 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company’s cash and cash equivalents as of December 31, 2016 were primarily invested in money market funds. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange which approximates fair value. The money market funds potentially subject the Company to concentration of credit risk. The amount invested within any one financial instrument did not exceed $250 million as of December 31, 2016. As of December 31, 2016, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.59% and 1.61% at December 31, 2016 and 2015, respectively (exclusive of applicable spreads).

The Company’s financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	December 31, 2016		December 31, 2015
	Level 1	Level 2	Level 1	Level 2
Assets
Money market funds	$1,003	$—	$—	$—

Liabilities
Interest rate derivative instruments	$—	$5	$—	$13
Cross-currency derivative instruments	$—	$251	$—	$—

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

A summary of the carrying value and fair value of the Company’s debt at December 31, 2016 and 2015 is as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes and debentures	$52,933	$55,203	$10,443	$10,718
Credit facilities	$8,814	$8,943	$3,502	$3,500

The estimated fair value of the Company’s senior notes and debentures as of December 31, 2016 and 2015 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Non-financial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as upon a business combination and when there is evidence that an impairment may exist.  No impairments were recorded in 2016, 2015 and 2014. Upon closing of the Transactions, all of Legacy TWC and Legacy Bright House nonfinancial assets and liabilities were recorded at fair values. See Note 2.

13.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Programming	$7,034	$2,678	$2,459
Regulatory, connectivity and produced content	1,467	435	428
Costs to service customers	5,173	1,705	1,679
Marketing	1,699	628	617
Transition costs	156	72	14
Other	3,141	908	776
	$18,670	$6,426	$5,973

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company. Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games which are recorded as games are exhibited over the applicable season. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and small and medium business customers, including internal and third-party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Transition costs represent incremental costs incurred to integrate the TWC and Bright House operations and to increase the scale of the Company’s business as a result of the Transactions. See Note 2. Other includes bad debt expense, corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax expense and insurance expense and stock compensation expense, among others.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

14.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2016	2015	2014
Merger and restructuring costs	$708	$70	$38
Other pension benefits	(899)	—	—
Special charges, net	17	15	14
(Gain) loss on sale of assets, net	(3)	4	10
	$(177)	$89	$62

Merger and restructuring costs

Merger and restructuring costs represent costs incurred in connection with merger and acquisition transactions and related restructuring, such as advisory, legal and accounting fees, employee retention costs, employee termination costs related to the Transactions and other exit costs. The Company expects to incur additional merger and restructuring costs in connection with the Transactions. Changes in accruals for merger and restructuring costs from January 1, 2016 through December 31, 2016 are presented below:

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total
Liability, December 31, 2015	$—	$—	$33	$—	$33
Liability assumed in the Transactions	80	9	3	—	92
Costs incurred	26	337	66	31	460
Cash paid	(99)	(102)	(71)	(31)	(303)
Remaining liability, December 31, 2016	$7	$244	$31	$—	$282

In addition to the costs indicated above, the Company recorded $248 million of expense related to accelerated vesting of equity awards of terminated employees for the year ended December 31, 2016.

Other pension benefits

Other pension benefits include the pension curtailment gain, remeasurement gain, expected return on plan assets and interest cost components of net periodic pension benefit. See Note 19.

Special charges, net

Special charges, net primarily includes employee termination costs not related to the Transactions and net amounts of litigation settlements.

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets, net represents the net (gain) loss recognized on the sales and disposals of fixed assets and cable systems.

15.     Stock Compensation Plans

Legacy Charter’s 2009 Stock Incentive Plan (assumed by Charter upon closing of the Transactions) provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan. In April 2016, Charter’s board of directors and stockholders approved an additional 9 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock) under the 2009 Stock Incentive Plan which now allows for the issuance of up to 21 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

At the closing of the TWC Transaction, Legacy TWC employee equity awards were converted into Charter Class A common stock equity awards on the same terms and conditions as were applicable under the Legacy TWC equity awards, except that the number of shares covered by each award and the option exercise prices were adjusted for the Stock Award Exchange Ratio (as defined in the Merger Agreement) such that the intrinsic value of the Converted TWC Awards was approximately equal to that of the original awards at the closing of the Transactions. The Converted TWC Awards represented approximately 4.2 million Charter restricted stock units and 0.8 million Charter stock options (0.5 million of which were exercisable at the time of conversion) and continue to be subject to the terms of the Legacy TWC equity plans. The Converted TWC Awards were measured at their fair value as of the closing of the TWC Transaction. Of that fair value, $514 million related to Legacy TWC employee pre-combination service and was treated as consideration transferred in the TWC Transaction (see Note 2), while $539 million relates to post-combination service and is being amortized to stock compensation expense over the remaining vesting period of the awards. The fair values of the Converted TWC Awards were based on a valuation using assumptions developed by management and other information compiled by management including, but not limited to, historical volatility and exercise trends of Legacy Charter and Legacy TWC. The Parent Merger Exchange Ratio was also applied to outstanding Legacy Charter equity awards and option exercise prices; however, the terms of the equity awards did not change as a result of the Transactions.

Legacy Charter Stock options and restricted stock units cliff vest upon the three year anniversary of each grant. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Restricted stock generally vests annually over one year beginning from the date of grant. Legacy TWC restricted stock units that were converted into Charter restricted stock units generally vest 50% on each of the third and fourth anniversary of the grant date. Legacy TWC stock options that were converted into Charter stock options vest ratably over a four-year period and expire ten years from the grant date.

As of December 31, 2016, total unrecognized compensation remaining to be recognized in future periods totaled $262 million for stock options, $1 million for restricted stock and $279 million for restricted stock units and the weighted average period over which they are expected to be recognized is 4 years for stock options, 4 months for restricted stock and 3 years for restricted stock units. The Company recorded $244 million, $78 million and $55 million of stock compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in operating costs and expenses. The Company also recorded $248 million of expense for the year ended December 31, 2016 related to accelerated vesting of equity awards of terminated employees which is recorded in merger and restructuring costs.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

A summary of the activity for Charter’s stock options (after applying the Parent Merger Exchange Ratio) for the years ended December 31, 2016, 2015 and 2014, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2016			2015			2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of period	3,923	$122.03		3,336	$95.44		2,841	$66.20
Granted	5,999	$218.91		1,176	$177.14		1,116	$151.24
Converted TWC Awards	839	$86.46		—	$—		—	$—
Exercised	(1,015)	$96.33	$146	(524)	$72.27	$68	(579)	$58.07	$55
Canceled	(154)	$173.98		(65)	$155.23		(42)	$115.65
Outstanding, end of period	9,592	$181.39	$1,022	3,923	$122.03		3,336	$95.44

Weighted average remaining contractual life	8	years		7	years		7	years
Options exercisable, end of period	1,665	$71.71	$360	1,224	$61.88		1,193	$61.76
Options expected to vest, end of period	7,686	$205.49	$634
Weighted average fair value of options granted	$47.42			$66.20			$60.92

A summary of the activity for Charter’s restricted stock (after applying the Parent Merger Exchange Ratio) for the years ended December 31, 2016, 2015 and 2014, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	197	$65.79	390	$63.30	590	$62.09
Granted	10	$231.83	6	$201.34	8	$153.25
Vested	(197)	$65.79	(199)	$65.16	(208)	$63.43
Canceled	—	$—	—	$—	—	$—
Outstanding, end of period	10	$231.81	197	$65.79	390	$63.30

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

A summary of the activity for Charter’s restricted stock units (after applying the Parent Merger Exchange Ratio) for the years ended December 31, 2016, 2015 and 2014, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	337	$150.96	294	$115.01	260	$82.64
Granted	895	$213.09	148	$179.17	139	$151.00
Converted TWC Awards	4,162	$224.90	—	$—	—	$—
Vested	(1,739)	$219.60	(90)	$78.65	(94)	$77.67
Canceled	(342)	$219.91	(15)	$155.43	(11)	$124.44
Outstanding, end of period	3,313	$192.41	337	$150.96	294	$115.01

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

Income Tax Benefit (Expense)

For the years ended December 31, 2016, 2015, and 2014, the Company recorded deferred income tax benefit (expense) as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year Ended December 31,
	2016	2015	2014
Current benefit (expense):
Federal income taxes	$—	$(1)	$(1)
State income taxes	3	(3)	(2)
Current income tax benefit (expense)	3	(4)	(3)

Deferred benefit (expense):
Federal income taxes	—	180	(7)
State income taxes	(6)	34	(3)
Deferred income tax benefit (expense)	(6)	214	(10)
Income tax benefit (expense)	$(3)	$210	$(13)

Income tax is recognized primarily through decreases (increases) in deferred tax liabilities, as well as through current federal and state income tax expense. Income tax benefit for the year ended December 31, 2015 was primarily the result of the deemed liquidation of Charter Holdco in July 2015. After the deemed liquidation of Charter Holdco, all taxable income, gains, losses, deductions and credits of Charter Holdco and its indirect subsidiaries were treated as income of Charter. The tax provision in future periods will vary based on future operating results, as well as future book versus tax differences.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the years ended December 31, 2016, 2015, and 2014, respectively, as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income taxes	$(511)	$(50)	$(26)
Statutory state income taxes, net	(3)	(3)	(2)
Income (losses) allocated to limited liability companies not subject to income taxes	511	50	18
Change in valuation allowance	—	20	(1)
Organizational restructuring	—	192	—
Other	—	1	(2)
Income tax benefit (expense)	$(3)	$210	$(13)

Deferred Tax Assets (Liabilities)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below.

	December 31,
	2016	2015
Deferred tax assets:
Loss carryforwards	$—	$4
Accrued and other	2	—
Deferred tax assets	$2	$4

Deferred tax liabilities:
Indefinite-lived intangibles	(14)	(15)
Property, plant and equipment	(11)	(10)
Other intangibles	(2)	(1)
Accrued and other	—	(6)
Deferred tax liabilities	(27)	(32)
Net deferred tax liabilities	$(25)	$(28)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

Uncertain Tax Positions

In connection with the TWC Transaction, the Company assumed $181 million of gross unrecognized tax benefits, exclusive of interest and penalties, which are recorded within other long-term liabilities. The net amount of the unrecognized tax benefits that could impact the effective tax rate is $191 million. The Company has determined that it is reasonably possible that its existing reserve for uncertain tax positions as of December 31, 2016 could decrease by $35 million during the year ended December 31, 2017 related to various ongoing audits, settlement discussions and expiration of statute of limitations with various state and local agencies; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, included in other long-term liabilities on the accompanying consolidated balance sheets of the Company is as follows:

BALANCE, December 31, 2015	$—
Additions on tax positions assumed in the TWC Transaction	181
Reductions on settlements and expirations with taxing authorities	(22)

BALANCE, December 31, 2016	$159

No tax years for Charter, Charter Holdings, or Charter Communications Holding Company, LLC, the Company’s indirect parent companies, for income tax purposes, are currently under examination by the IRS. Legacy Charter’s tax years ending 2013 through the short period return dated May 17, 2016 remain subject to examination and assessment. Years prior to 2013 remain open solely for purposes of examination of Legacy Charter’s loss and credit carryforwards. The IRS is currently examining Legacy TWC’s income tax returns for 2011 and 2012. Legacy TWC’s tax years ending 2013 through 2015 remain subject to examination and assessment. Prior to Legacy TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Legacy TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. Time Warner’s income tax returns for 2005 to 2007, which are periods prior to the Separation, were settled with the exception of an immaterial item that has been referred to the IRS Appeals Division. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2016, nor does the Company anticipate a material impact in the future.

17.    Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

Charter is a party to management arrangements with Spectrum Management and certain of their subsidiaries. Under these agreements, Charter, Spectrum Management and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries. All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee. These costs are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements. The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Spectrum Management, Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2016, 2015 and 2014.

Liberty Broadband and A/N

On May 23, 2015, in connection with the execution of the Merger Agreement and the amendment of the Contribution Agreement, Charter entered into the Amended and Restated Stockholders Agreement with Liberty Broadband, A/N and Legacy Charter (the “Stockholders Agreement”) and the Charter Holdings Limited Liability Operating Agreement (“LLC Agreement”) with Liberty Broadband and A/N. As of the closing of the Merger Agreement and the Contribution Agreement on May 18, 2016, the Stockholders Agreement replaced Legacy Charter’s existing stockholders agreement with Liberty Broadband, dated September 29, 2014, and

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

superseded the amended and restated stockholders agreement among Legacy Charter, Charter, Liberty Broadband and A/N, dated March 31, 2015.

Under the terms of the Stockholders Agreement, the number of Charter’s directors is fixed at 13, and includes its chief executive officer. Upon the closing of the Bright House Transaction, two designees selected by A/N became members of the board of directors of Charter and three designees selected by Liberty Broadband continued as members of the board of directors of Charter. The remaining eight directors are not affiliated with either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter’s board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and the Company (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designation and other governance rights. Upon the closing of the Bright House Transaction, Mr. Thomas Rutledge, the Company’s Chief Executive Officer (“CEO”), became the chairman of the board of Charter.

In December 2016, Charter and A/N entered into a letter agreement (the "Letter Agreement") in which A/N exchanged Charter Holdings common units for shares of Charter Class A common stock and the Company purchased from A/N Charter Holdings common units. The Letter Agreement also requires pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock until A/N has sold shares or units totaling $537 million ($218 million has already been completed), subject to Liberty Broadband's right of first refusal to purchase shares or units from A/N upon A/N's sale to any third party, excluding the Company. Pursuant to the TRA between Charter and A/N, Charter must pay to A/N 50% of the tax benefit when realized by Charter from the step-up in tax basis resulting from any future exchange or sale of the preferred and common units.

The Company is aware that Dr. John Malone may be deemed to have a 36.4% voting interest in Liberty Interactive and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.3% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the transaction with Liberty Media. For the years ended December 31, 2016, 2015 and 2014, the Company recorded payments in aggregate of approximately $53 million, $17 million and $14 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, each a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 5.2% in the aggregate of the common stock of Discovery and has a 28.7% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A preferred stock of Discovery and 100% of the Series C preferred stock of Discovery, representing approximately 34.0% of the outstanding equity of Discovery’s stock, on an as-converted basis. A/N PP has the right to appoint three directors out of a total of ten directors to Discovery’s board to be elected by the holders of Discovery’s Series A preferred stock. In addition, Dr. Malone is a member of the board of directors of Lions Gate Entertainment Corp. ("Lions Gate", parent company of Starz, Inc.) and owns approximately 5.9% in the aggregate of the common stock of Lions Gate and has 8.1% of the voting power, pursuant to his ownership of Lions Gate Class A voting shares. The Company purchases programming from both Discovery and Lions Gate pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that either Discovery or Lions Gate would currently be considered related parties. The amounts paid in the aggregate to Discovery and Lions Gate represent less than 3% of total operating costs and expenses for the years ended December 31, 2016, 2015 and 2014.

Equity Investments

The Company and its parent companies have agreements with certain equity-method investees (see Note 7) pursuant to which the Company has made or received related party transaction payments. The Company and its parent companies recorded payments to equity-method investees totaling $171 million and $28 million during the years ended December 31, 2016 and 2015, respectively. The Company recorded advertising revenues from transactions with equity-method investees totaling $7 million during the year ended December 31, 2016.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

18.    Commitments and Contingencies

Commitments

The following table summarizes the contractual payment obligations for the Company and its parent companies as of December 31, 2016.

	Total	2017	2018	2019	2020	2021	Thereafter
Capital and Operating Lease Obligations (a)	$1,324	$259	$225	$180	$142	108	$410
Programming Minimum Commitments (b)	310	225	37	26	22	—	—
Other (c)	13,187	1,334	810	704	664	539	9,136
	$14,821	$1,818	$1,072	$910	$828	$647	$9,546

(a)
The Company leases certain facilities and equipment under non-cancelable capital and operating leases. Leases and rental costs charged to expense for the years ended December 31, 2016, 2015 and 2014 were $215 million, $49 million, $43 million, respectively.

(b)
The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the statement of operations were $7.0 billion, $2.7 billion and $2.5 billion for the years ended December 31, 2016, 2015 and 2014 respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(c)
“Other” represents other guaranteed minimum commitments, including rights negotiated directly with content owners for distribution on Company-owned channels or networks and commitments related to the Company’s role as an advertising and distribution sales agent for third party-owned channels or networks as well as commitments to the Company’s customer premise equipment vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2016, 2015 and 2014 was $115 million, $53 million and $49 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $534 million, $212 million and $208 million for the years ended December 31, 2016, 2015 and 2014 respectively.

•
The Company also has $278 million in letters of credit, of which $220 million is secured under the Charter Operating credit facility, primarily to its various casualty carriers as collateral for reimbursement of workers' compensation, auto liability and general liability claims.

•
Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2016. The Company made no cash contributions to the qualified pension plans in 2016; however, the Company is permitted to make discretionary cash contributions to the qualified pension plans in 2017. For the nonqualified pension plan, the Company contributed $5 million during 2016 and will continue to make contributions in 2017 to the extent benefits are paid.

Legal Proceedings

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

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

In September 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, the defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, approval by the New York Supreme Court. That court gave preliminary approval to the settlement in October 2016. A hearing to consider final approval of this settlement is set for March 2017. In the event that the New York Supreme Court does not approve the settlement, Charter intends to vigorously defend this case.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringes 12 U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. Over the course of the litigation Sprint dismissed its claims relating to five of the asserted patents, and shortly before trial Sprint dropped its claims with respect to two additional patents.  A trial on the remaining five patents began on February 13, 2017. Sprint and Charter have completed the presentation of their evidence in the trial, and the jury is deliberating with a decision expected at any time.  The plaintiff is seeking monetary damages of approximately $150 million. The plaintiff is also claiming that TWC willfully infringed the patents, and may seek up to treble damages as well as attorneys’ fees and costs.  Charter intends to vigorously defend against this lawsuit. However, no assurances can be made that such defenses would ultimately be successful. At this time, the Company does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows although the ultimate outcome of the litigation cannot be predicted.

On October 23, 2015, the New York Office of the Attorney General (the “NY AG”) began an investigation of Legacy TWC's advertised Internet speeds and other Internet product advertising. On February 1, 2017, the NY AG filed suit in the Supreme Court for the State of New York alleging that Legacy TWC's advertising of Internet speeds was false and misleading. The suit seeks restitution and injunctive relief. The Company denies that Legacy TWC engaged in any wrongdoing and the Company intends to defend itself vigorously. However, no assurances can be made that such defenses would ultimately be successful. At this time,

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

the Company does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows.

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

The Company is party to lawsuits, claims and regulatory inquiries that arise in the ordinary course of conducting its business, including lawsuits claiming violation of wage and hour laws and breach of contract by vendors, including by three programmers. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company’s reputation.

19.    Employee Benefit Plans

Pension Plans

Upon completion of the TWC Transaction, the Company assumed sponsorship of Legacy TWC’s pension plans. The Company sponsors two qualified defined benefit pension plans, the TWC Pension Plan and the TWC Union Pension Plan, that provide pension benefits to a majority of Legacy TWC employees. The Company also provides a nonqualified defined benefit pension plan for certain employees under the TWC Excess Pension Plan.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

Changes in the projected benefit obligation, fair value of plan assets and funded status of the pension plans from January 1, 2016 through December 31, 2016 are presented below:

2016
Projected benefit obligation at beginning of year	$—
Benefit obligation assumed in the TWC Transaction	4,009
Service cost	86
Interest cost	87
Curtailment amendment	(675)
Actuarial gain	(149)
Benefits paid	(98)
Projected benefit obligation at end of year	$3,260

Accumulated benefit obligation at end of year	$3,260

Fair value of plan assets at beginning of year	$—
Fair value of plan assets acquired in the TWC Transaction	2,877
Actual return on plan assets	162
Employer contributions	5
Benefits paid	(98)
Fair value of plan assets at end of year	$2,946

Funded status	$(314)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans and the nonqualified pension plan as of December 31, 2016 consisted of the following:

	Qualified Pension Plans	Nonqualified Pension Plan
	December 31, 2016
Projected benefit obligation	$3,204	$56
Accumulated benefit obligation	$3,204	$56
Fair value of plan assets	$2,946	$—

Pretax amounts recognized in the consolidated balance sheet as of December 31, 2016 consisted of the following:

December 31, 2016
Noncurrent asset	$1
Current liability	(6)
Long-term liability	(309)
Net amounts recognized in consolidated balance sheet	$(314)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

The components of net periodic benefit costs for the year ended December 31, 2016 consisted of the following:

Year Ended December 31, 2016
Service cost	$86
Interest cost	87
Expected return on plan assets	(116)
Pension curtailment gain	(675)
Remeasurement gain	(195)
Net periodic pension benefit	$(813)

The $195 million remeasurement gain recorded during the year ended December 31, 2016 was primarily driven by the effects of an increase of the discount rate from 3.99% at the closing date of the TWC Transaction to 4.20% at December 31, 2016 and a gain to record pension assets at December 31, 2016 fair values.

Weighted average assumptions used to determine benefit obligations as of December 31, 2016 consisted of the following:

December 31, 2016
Discount rate	4.20%
Rate of compensation increase	—%

The weighted average of discount rates used to measure the projected benefit obligation at the closing date of the TWC Transaction was 3.99%. The rate of compensation increase used to measure the projected benefit obligation as of the closing of the TWC Transaction was an age-graded average increase of 4.25%. The Company utilized the RP 2015/MP2015 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2016 and the closing date of the TWC Transaction.

Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2016 consisted of the following:

Year Ended December 31, 2016
Expected long-term rate of return on plan assets	6.50%
Discount rate (a)	3.72%
Rate of compensation increase (b)	—%

(a)
The discount rate used to determine net periodic pension benefit was 3.99% from the closing date of the TWC Transaction through remeasurement date (June 30, 2016), and was 3.72% from remeasurement date through December 31, 2016.

(b)
The rate of compensation increase used to determine net periodic pension benefit was 4.25% from the closing date of the TWC Transaction through remeasurement date (June 30, 2016), and 0% thereafter. See “Pension Plan Curtailment Amendment” below for further discussion.

In developing the expected long-term rate of return on plan assets, the Company considered the pension portfolio’s composition, past average rate of earnings and the Company’s future asset allocation targets. The weighted average expected long-term rate of return on plan assets used to determine net periodic pension benefit for the year ended December 31, 2017 is expected to be 6.50%. The Company determined the discount rates used to determine benefit obligations and net periodic pension benefit based on the yield of a large population of high quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

Pension Plan Curtailment Amendment
Following the closing of the TWC Transaction, Charter amended the pension plans to freeze future benefit accruals to current active plan participants as of August 31, 2016. Effective September 1, 2016, no future compensation increases or future service will be credited to participants of the pension plans and new hires are not eligible to participate in the plans. Upon announcement and approval of the plan amendment, the assumptions underlying the pension liability and pension asset values were reassessed utilizing remeasurement date assumptions in accordance with Charter’s mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $675 million curtailment gain recorded during the year ended December 31, 2016 was primarily driven by the reduction of the compensation rate assumption to 0% in accordance with the terms of the plan amendment, reflecting the pension liability at its accumulated benefit obligation instead of its projected benefit obligation at the remeasurement date.

Pension Plan Assets

The assets of the qualified pension plans are held in a master trust in which the qualified pension plans are the only participating plans (the “Master Trust”). The investment policy for the qualified pension plans is to achieve a reasonable long-term rate of return on plan assets with an acceptable level of risk in order to maintain adequate funding levels. The investment portfolio is a mix of fixed-income and equity securities with the objective of matching plan liability performance, diversifying risk and achieving a target investment return. The pension plan’s Investment Committee establishes risk mitigation policies and regularly monitors investment performance, investment allocation policies, and the execution of these strategies. The Investment Committee engages a third-party investment firm with responsibility of executing the directives of the Investment Committee, monitoring the performance of individual investment managers of the Master Trust, and making adjustments and changes within defined parameters when necessary. On a periodic basis, the Investment Committee conducts a broad strategic review of its portfolio construction and investment allocation policies. Neither the Company, the Investment Committee, nor the third-party investment firm manages any assets internally or directly utilizes derivative instruments or hedging; however, the investment mandate of some investment managers allows the use of derivatives as components of their standard portfolio management strategies. Pension assets are managed in a balanced portfolio comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments is to achieve a reasonable long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments is to provide a partial hedge against liability performance associated with changes in interest rates. The objective within return-seeking investments is to achieve asset diversity in order to balance return and volatility.

The Company adopted an investment strategy referred to as a de-risking glide path to increase the fixed income allocation as the funded status of the qualified pension plans improves. As the qualified pension plans reach set funded status milestones, the assets will be rebalanced to shift more assets from equity to fixed income. Based on the progress with this strategy, the target investment allocation for pension fund assets is permitted to vary within specified ranges subject to Investment Committee approval for return-seeking securities and liability-matching securities. The target and actual investment allocation of the qualified pension plans by asset category as of December 31, 2016 consisted of the following:

	Target	Actual Allocation
	Allocation	December 31, 2016
Return-seeking securities	75.0%	64.4%
Liability-matching securtties	25.0%	35.4%
Other investments	—%	0.2%

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

The following table sets forth the investment assets of the qualified pension plans, which exclude accrued investment income and other receivables, accrued liabilities, and investments with a fair value measured at net asset value per share as a practical expedient, by level within the fair value hierarchy as of December 31, 2016:

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Cash	$2	$2	$—	$—
Common stocks:
Domestic(a)	1,065	1,065	—	—
International(a)	391	391	—	—
Commingled equity funds(b)	348	—	348	—
Other equity securities(c)	3	3	—	—
Corporate debt securities(d)	394	—	394	—
Commingled bond funds(b)	273	—	273	—
U.S. Treasury debt securities(a)	260	260	—	—
Collective trust funds(e)	75	—	75	—
U.S. government agency asset-backed debt securities(f)	53	—	53	—
Corporate asset-backed debt securities(g)	2	—	2	—
Other fixed-income securities(h)	89	—	89	—
Total investment assets	2,955	$1,721	$1,234	$—
Accrued investment income and other receivables(i)	107
Accrued liabilities(i)	(120)
Investments measured at net asset value (j)	4
Fair value of plan assets	$2,946

(a)
Common stocks, mutual funds and U.S. Treasury debt securities are valued at the closing price reported on the active market on which the individual securities are traded. No single industry comprised a significant portion of common stock held by the qualified pension plan as of December 31, 2016.

(b)
Commingled equity funds and commingled bond funds are valued using the net asset value provided by the administrator of the fund. The net asset value is based on the readily determinable value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.

(c)	Other equity securities consist of preferred stocks, which are valued at the closing price reported on the active market on which the individual securities are traded.

(d)
Corporate debt securities are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features and final spreads are added to the U.S. Treasury curve.

(e)
Collective trust funds primarily consist of short-term investment strategies comprised of instruments issued or fully guaranteed by the U.S. government and/or its agencies and are valued using the net asset value provided by the administrator of the fund. The net asset value is based on the readily determinable value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.

(f)
U.S. government agency asset-backed debt securities consist of pass-through mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association valued using available trade information, dealer quotes, market indices and research reports, spreads, bids and offers.

(g)
Corporate asset-backed debt securities primarily consist of pass-through mortgage-backed securities issued by U.S. and foreign corporations valued using available trade information, dealer quotes, market indices and research reports, spreads, bids and offers.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

(h)
Other fixed-income securities consist of foreign government debt securities, municipal bonds and U.S. government agency debt securities, which are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features and final spreads are added to the U.S. Treasury curve.

(i)
Accrued investment income and other receivables includes amounts receivable under foreign exchange contracts of $70 million as of December 31, 2016. Accrued liabilities includes amounts accrued under foreign exchange contracts of $71 million as of December 31, 2016. The fair value of the assets and liabilities associated with these foreign exchange contracts are presented on a gross basis and are valued using the exchange rates in effect for the applicable currencies as of the valuation date (a Level 1 fair value measurement).

(j)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These investments primarily consist of hedge funds valued utilizing net asset value provided by the administrator of the fund, which is based on the value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding. Shares of the fund are not redeemable and the underlying assets are anticipated to be liquidated and distributed to investors in the near term. There are no material unfunded commitments with respect to these investments. The fair value amounts presented in this table are intended to permit the reconciliation of the fair value hierarchy to the total fair value of plan assets discussed throughout this footnote.

Pension Plan Contributions
The Company made no cash contributions to the qualified pension plans during the year ended December 31, 2016; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2017 to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $170 million in 2017, $174 million in 2018, $177 million in 2019, $180 million in 2020, $182 million in 2021 and $911 million in 2022 to 2026.

Multiemployer Plans

Upon completion of the TWC Transaction, Charter assumed Legacy TWC’s multiemployer plans. The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover its union-represented employees. Such multiemployer plans provide medical, pension and retirement savings benefits to active employees and retirees. The Company made contributions to multiemployer plans of $31 million for the year ended December 31, 2016.

The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (a) assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers, (b) if a participating employer stops contributing to the multiemployer pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (c) if the Company chooses to stop participating in any of the multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The multiemployer pension plans to which the Company contributes each received a Pension Protection Act “green” zone status in 2015. The zone status is based on the most recent information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80% funded.

Defined Contribution Benefit Plans

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan (the “401(k) Plan”). Upon completion of the TWC Transaction, Charter assumed Legacy TWC’s defined contribution plan, the TWC Savings Plan. In June 2016, the Company announced changes to both the 401(k) Plan and the TWC Savings Plan that were effective September 1, 2016 and effective January 1, 2017, the 401(k) Plan and TWC Savings Plan merged into one plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company’s matching contribution is discretionary and is equal to 100% of the amount of the salary reduction the participant elects to defer (up to 6% of the participant’s eligible compensation), excluding any catch-up contributions and is

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

paid by the Company on a per pay period basis. The Company made contributions to the 401(k) plans totaling $147 million, $23 million and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For employees who are not eligible to participate in the Company’s long-term incentive plan and who are not covered by a collective bargaining agreement, the Company offers a contribution to the new Retirement Accumulation Plan ("RAP"), equal to 3% of eligible pay. The Company made contributions to the RAP totaling $48 million for the year ended December 31, 2016.

20.    Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating which method of transition will be utilized. The Company is continuing to assess all potential impacts that the adoption of ASU 2014-09 will have on its consolidated financial statements, including developing new accounting policies, internal controls and processes to facilitate the adoption of the standard. The most significant impacts upon adoption are anticipated to result from the deferral over a period of time instead of recognized immediately of (1) the residential installation revenues which represent nonrefundable up-front fees that convey a material right to the customer and (2) the internal and external commission expenses which represent costs of obtaining a contract.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018 (January 1, 2019 for the Company). Early adoption is permitted. The new standard requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the earliest period presented in the financial statements. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements including identifying the population of leases, evaluating technology solutions and collecting lease data.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The new standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement in the period in which they occur regardless of whether the benefit reduces taxes payable in the current period, (2) requires classification of excess tax benefits as an operating activity on the statements of cash flows, (3) allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur and (4) causes the threshold under which employee share-based awards partially settled in cash can

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

qualify for equity classification to increase to the maximum statutory tax rates in the applicable jurisdiction. ASU 2016-09 will be effective for interim and annual periods after December 15, 2016 (January 1, 2017 for the Company). The new standard generally requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company adopted ASU 2016-09 on January 1, 2017. The Company will prospectively record a deferred tax benefit or expense associated with the difference between book and tax for stock compensation expense. On January 1, 2017, the Company will also establish an accounting policy election to assume zero forfeitures for stock award grants and account for forfeitures when they occur which will prospectively impact stock compensation expense. Other aspects of adoption ASU 2016-09 are not anticipated to have a material impact to the Company’s consolidated financial statements.

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

21.     Consolidating Schedules

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

The “Unrestricted Subsidiary” column included in the condensed consolidating financial statements for the years ended December 31, 2016 and 2015 consists of CCO Safari which was a non-recourse subsidiary under the Credit Agreement and held the CCO Safari Term G Loans that were repaid in April 2015.

Condensed consolidating financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 follow.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Balance Sheet
As of December 31, 2016

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,324	$—	$1,324
Accounts receivable, net	—	1,387	—	1,387
Receivables from related party	62	—	(62)	—
Prepaid expenses and other current assets	—	300	—	300
Total current assets	62	3,011	(62)	3,011

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	32,718	—	32,718
Customer relationships, net	—	14,608	—	14,608
Franchises	—	67,316	—	67,316
Goodwill	—	29,509	—	29,509
Total investment in cable properties, net	—	144,151	—	144,151

INVESTMENT IN SUBSIDIARIES	88,760	—	(88,760)	—
LOANS RECEIVABLE – RELATED PARTY	494	—	(494)	—
OTHER NONCURRENT ASSETS	—	1,157	—	1,157

Total assets	$89,316	$148,319	$(89,316)	$148,319

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$219	$6,678	$—	$6,897
Payables to related party	—	683	(62)	621
Current portion of long-term debt	—	2,028	—	2,028
Total current liabilities	219	9,389	(62)	9,546

LONG-TERM DEBT	13,259	46,460	—	59,719
LOANS PAYABLE – RELATED PARTY	—	1,134	(494)	640
DEFERRED INCOME TAXES	—	25	—	25
OTHER LONG-TERM LIABILITIES	—	2,526	—	2,526

MEMBER’S EQUITY
Controlling interest	75,838	88,760	(88,760)	75,838
Noncontrolling interests	—	25	—	25
Total member’s equity	75,838	88,785	(88,760)	75,863

Total liabilities and member’s equity	$89,316	$148,319	$(89,316)	$148,319

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Balance Sheet
As of December 31, 2015

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5	$—	$5
Accounts receivable, net	—	264	—	264
Receivables from related party	14	—	(14)	—
Prepaid expenses and other current assets	—	55	—	55
Total current assets	14	324	(14)	324

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	8,317	—	8,317
Customer relationships, net	—	856	—	856
Franchises	—	6,006	—	6,006
Goodwill	—	1,168	—	1,168
Total investment in cable properties, net	—	16,347	—	16,347

INVESTMENT IN SUBSIDIARIES	11,303	—	(11,303)	—
LOANS RECEIVABLE – RELATED PARTY	613	563	(483)	693
OTHER NONCURRENT ASSETS	—	116	—	116

Total assets	$11,930	$17,350	$(11,800)	$17,480

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$165	$1,311	$—	$1,476
Payables to related party	—	345	(14)	331
Total current liabilities	165	1,656	(14)	1,807

LONG-TERM DEBT	10,443	3,502	—	13,945
LOANS PAYABLE – RELATED PARTY	—	816	(483)	333
DEFERRED INCOME TAXES	—	28	—	28
OTHER LONG-TERM LIABILITIES	—	45	—	45

MEMBER’S EQUITY	1,322	11,303	(11,303)	1,322

Total liabilities and member’s equity	$11,930	$17,350	$(11,800)	$17,480

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statement of Operations
For the year ended December 31, 2016

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$29,003	$—	$29,003

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	18,670	—	18,670
Depreciation and amortization	—	6,902	—	6,902
Other operating income, net	—	(177)	—	(177)
	—	25,395	—	25,395
Income from operations	—	3,608	—	3,608

OTHER INCOME (EXPENSES):
Interest expense, net	(727)	(1,396)	—	(2,123)
Loss on extinguishment of debt	(110)	(1)	—	(111)
Gain on financial instruments, net	—	89	—	89
Other expense, net	—	(3)	—	(3)
Equity in income of subsidiaries	2,293	—	(2,293)	—
	1,456	(1,311)	(2,293)	(2,148)

Income before income taxes	1,456	2,297	(2,293)	1,460
INCOME TAX EXPENSE	—	(3)	—	(3)
Consolidated net income	1,456	2,294	(2,293)	1,457
Less: Net income – noncontrolling interests	—	(1)	—	(1)
Net income	$1,456	$2,293	$(2,293)	$1,456

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statement of Operations
For the year ended December 31, 2015

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$9,754	$—	$—	$9,754

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	6,426	—	—	6,426
Depreciation and amortization	—	2,125	—	—	2,125
Other operating expenses, net	—	89	—	—	89
	—	8,640	—	—	8,640
Income from operations	—	1,114	—	—	1,114

OTHER INCOME (EXPENSES):
Interest expense, net	(642)	(151)	(47)	—	(840)
Loss on extinguishment of debt	(123)	—	(3)	—	(126)
Loss on financial instruments, net	—	(4)	—	—	(4)
Equity in income (loss) of subsidiaries	1,073	(50)	—	(1,023)	—
	308	(205)	(50)	(1,023)	(970)

Income (loss) before income taxes	308	909	(50)	(1,023)	144
INCOME TAX BENEFIT	—	210	—	—	210
Consolidated net income (loss)	308	1,119	(50)	(1,023)	354
Less: Net income – noncontrolling interest	—	(46)	—	—	(46)
Net income (loss)	$308	$1,073	$(50)	$(1,023)	$308

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statement of Operations
For the year ended December 31, 2014

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$9,108	$—	$—	$9,108

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	5,973	—	—	5,973
Depreciation and amortization	—	2,102	—	—	2,102
Other operating expenses, net	—	62	—	—	62
	—	8,137	—	—	8,137
Income from operations	—	971	—	—	971

OTHER INCOME AND (EXPENSES):
Interest expense, net	(679)	(165)	(45)	—	(889)
Loss on financial instruments, net	—	(7)	—	—	(7)
Equity in income (loss) of subsidiaries	697	(45)	—	(652)	—
	18	(217)	(45)	(652)	(896)

Income (loss) before income taxes	18	754	(45)	(652)	75
INCOME TAX EXPENSE	—	(13)	—	—	(13)
Consolidated net income (loss)	18	741	(45)	(652)	62
Less: Net income – noncontrolling interest	—	(44)	—	—	(44)
Net income (loss)	$18	$697	$(45)	$(652)	$18

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2016

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
Consolidated net income	$1,456	$2,294	$(2,293)	$1,457
Net impact of interest rate derivative instruments	8	8	(8)	8
Foreign currency translation adjustment	(2)	(2)	2	(2)
Consolidated comprehensive income	1,462	2,300	(2,299)	1,463
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive income	$1,462	$2,299	$(2,299)	$1,462

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2015

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	CCO Holdings Consolidated
Consolidated net income (loss)	$308	$1,119	$(50)	$(1,023)	$354
Net impact of interest rate derivative instruments	9	9	—	(9)	9
Consolidated comprehensive income (loss)	317	1,128	(50)	(1,032)	363
Less: Comprehensive income attributable to noncontrolling interests	—	(46)	—	—	(46)
Comprehensive income (loss)	$317	$1,082	$(50)	$(1,032)	$317

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2014

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	CCO Holdings Consolidated
Consolidated net income (loss)	$18	$741	$(45)	$(652)	$62
Net impact of interest rate derivative instruments	19	19	—	(19)	19
Consolidated comprehensive income (loss)	37	760	(45)	(671)	81
Less: Comprehensive income attributable to noncontrolling interests	—	(44)	—	—	(44)
Comprehensive income (loss)	$37	$716	$(45)	$(671)	$37

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2016

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(711)	$9,476	$—	$8,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(5,325)	—	(5,325)
Change in accrued expenses related to capital expenditures	—	603	—	603
Purchases of cable systems, net	—	(7)	—	(7)
Contribution to subsidiaries	(437)	—	437	—
Distributions from subsidiaries	5,096	—	(5,096)	—
Other, net	—	(22)	—	(22)
Net cash flows from investing activities	4,659	(4,751)	(4,659)	(4,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,201	9,143	—	12,344
Repayments of long-term debt	(2,937)	(7,584)	—	(10,521)
Payments loans payable - related parties	(71)	(182)	—	(253)
Payment for debt issuance costs	(73)	(211)	—	(284)
Proceeds from termination of interest rate derivatives	—	88	—	88
Contributions from parent	478	437	(437)	478
Distributions to parent	(4,546)	(5,096)	5,096	(4,546)
Other, net	—	(1)	—	(1)
Net cash flows from financing activities	(3,948)	(3,406)	4,659	(2,695)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	1,319	—	1,319
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	5

CASH AND CASH EQUIVALENTS, end of period	$—	$1,324	$—	$1,324

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2015

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(663)	$3,275	$(55)	$—	$2,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(1,840)	—	—	(1,840)
Change in accrued expenses related to capital expenditures	—	28	—	—	28
Contribution to subsidiaries	(46)	(24)	—	70	—
Distributions from subsidiaries	715	—	—	(715)	—
Change in restricted cash and cash equivalents	—	—	3,514	—	3,514
Other, net	—	(12)	—	—	(12)
Net cash flows from investing activities	669	(1,848)	3,514	(645)	1,690

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,700	1,555	—	—	4,255
Repayments of long-term debt	(2,598)	(1,745)	(3,483)	—	(7,826)
Payments loans payable - related parties	(18)	(563)	—	—	(581)
Payment for debt issuance costs	(24)	—	—	—	(24)
Contributions from parent	15	46	24	(70)	15
Distributions to parent	(82)	(715)	—	715	(82)
Other, net	1	—	—	—	1
Net cash flows from financing activities	(6)	(1,422)	(3,459)	645	(4,242)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	5	—	—	5
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS, end of period	$—	$5	$—	$—	$5

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2014

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$(665)	$3,086	$(37)	$—	$2,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,221)	—	—	(2,221)
Change in accrued expenses related to capital expenditures	—	33	—	—	33
Sales of cable systems, net	—	11	—	—	11
Contribution to subsidiaries	(100)	(71)	—	171	—
Distributions from subsidiaries	1,132	—	—	(1,132)	—
Change in restricted cash and cash equivalents	—	—	(3,514)	—	(3,514)
Other, net	—	(11)	1	—	(10)
Net cash flows from investing activities	1,032	(2,259)	(3,513)	(961)	(5,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	1,823	3,483	—	5,306
Repayments of long-term debt	(350)	(1,630)	—	—	(1,980)
Payments loans payable - related parties	(112)	—	—	—	(112)
Payment for debt issuance costs	—	—	(4)	—	(4)
Contributions from parent	100	100	71	(171)	100
Distributions to parent	(5)	(1,132)	—	1,132	(5)
Other, net	—	(4)	—	—	(4)
Net cash flows from financing activities	(367)	(843)	3,550	961	3,301

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(16)	—	—	(16)
CASH AND CASH EQUIVALENTS, beginning of period	—	16	—	—	16

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$—

22.     Subsequent Events

In January 2017, Charter Operating entered into an amendment to its Credit Agreement decreasing the applicable LIBOR margin on both the term loan E and term loan F to 2.00% and eliminating the LIBOR floor.

In February 2017, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027. The net proceeds were used to redeem CCO Holdings’ 6.625% senior notes due 2022, pay related fees and expenses and for general corporate purposes.