Form 10-Q
period 2017-03-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2017-05-04
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of March 31, 2017: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2017

This quarterly report on Form 10-Q is for the three months ended March 31, 2017. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report on Form 10-Q, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

Risks Related to the Time Warner Cable Inc. ("TWC") Transaction and Bright House Networks, LLC ("Bright House") Transaction (collectively, the "Transactions"):

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

•
the availability and access, in general, of funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets; and

ii

•
our ability to comply with all covenants in our indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,740	$1,324
Accounts receivable, less allowance for doubtful accounts of
$114 and $124, respectively	1,251	1,387
Prepaid expenses and other current assets	385	300
Total current assets	4,376	3,011

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $12,846 and $11,085, respectively	32,459	32,718
Franchises	67,316	67,316
Customer relationships, net	13,904	14,608
Goodwill	29,526	29,509
Total investment in cable properties, net	143,205	144,151

OTHER NONCURRENT ASSETS	1,118	1,157

Total assets	$148,699	$148,319

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,697	$6,897
Payables to related party	591	621
Current portion of long-term debt	2,007	2,028
Total current liabilities	9,295	9,546

LONG-TERM DEBT	60,837	59,719
LOANS PAYABLE - RELATED PARTY	833	640
DEFERRED INCOME TAXES	39	25
OTHER LONG-TERM LIABILITIES	2,368	2,526

MEMBER'S EQUITY:
Member's equity	75,308	75,845
Accumulated other comprehensive loss	(6)	(7)
Total CCO Holdings member's equity	75,302	75,838
Noncontrolling interests	25	25
Total member’s equity	75,327	75,863

Total liabilities and member’s equity	$148,699	$148,319

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2017	2016
REVENUES	$10,164	$2,530

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	6,584	1,671
Depreciation and amortization	2,548	539
Other operating expenses, net	94	18
	9,226	2,228
Income from operations	938	302

OTHER EXPENSES:
Interest expense, net	(719)	(200)
Loss on extinguishment of debt	(34)	—
Gain (loss) on financial instruments, net	38	(5)
Other income, net	13	—
	(702)	(205)

Income before income taxes	236	97
Income tax expense	(19)	—
Consolidated net income	$217	$97

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2017	2016
Consolidated net income	$217	$97
Net impact of interest rate derivative instruments	1	2
Consolidated comprehensive income	$218	$99

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$217	$97
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,548	539
Stock compensation expense	69	24
Accelerated vesting of equity awards	17	—
Noncash interest (income) expense, net	(108)	7
Other pension benefits	(13)	—
Loss on extinguishment of debt	34	—
(Gain) loss on financial instruments, net	(38)	5
Deferred income taxes	14	—
Other, net	(4)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	241	26
Prepaid expenses and other assets	(58)	(18)
Accounts payable, accrued liabilities and other	(244)	34
Receivables from and payables to related party, including deferred management fees	(11)	(33)
Net cash flows from operating activities	2,664	681

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,555)	(429)
Change in accrued expenses related to capital expenditures	(150)	(56)
Other, net	(7)	(2)
Net cash flows from investing activities	(1,712)	(487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	4,640	2,139
Repayments of long-term debt	(3,475)	(727)
Borrowings (repayments) loans payable - related parties	178	(308)
Payments for debt issuance costs	(21)	(17)
Distributions to parent	(856)	(14)
Other, net	(2)	—
Net cash flows from financing activities	464	1,073

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,416	1,267
CASH AND CASH EQUIVALENTS, beginning of period	1,324	5
CASH AND CASH EQUIVALENTS, end of period	$2,740	$1,272

CASH PAID FOR INTEREST	$892	$190
CASH PAID FOR TAXES	$1	$—

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

2.     Mergers and Acquisitions

The Transactions

On May 18, 2016, the transactions contemplated by the Agreement and Plan of Mergers dated as of May 23, 2015 (the “Merger Agreement”), by and among Time Warner Cable Inc. (“Legacy TWC”), Charter Communications, Inc. prior to the closing of the Merger Agreement (“Legacy Charter”), CCH I, LLC, previously a wholly owned subsidiary of Legacy Charter and certain other subsidiaries of CCH I, LLC were completed (the “TWC Transaction,” and together with the Bright House Transaction described below, the “Transactions”). As a result of the TWC Transaction, CCH I, LLC became the new public parent company that holds the operations of the combined companies and was renamed Charter Communications, Inc. As of the date of completion of the Transactions, the total value of the TWC Transaction was approximately $85 billion, including cash, equity and Legacy TWC assumed debt.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Also, on May 18, 2016, Legacy Charter and Advance/Newhouse Partnership (“A/N”), the former parent of Bright House Networks, LLC (“Bright House”), completed their previously announced transaction, pursuant to a definitive Contribution Agreement (the “Contribution Agreement”), under which Charter acquired Bright House (the “Bright House Transaction”) for approximately $12.2 billion consisting of cash, convertible preferred units of Charter Holdings and common units of Charter Holdings. Pursuant to the Bright House Transaction, Charter became the owner of the membership interests in Bright House and the other assets primarily related to Bright House (other than certain excluded assets and liabilities and non-operating cash).

In connection with the TWC Transaction, Liberty Broadband purchased shares of Charter Class A common stock to partially finance the cash portion of the TWC Transaction consideration, and in connection with the Bright House Transaction, Liberty Broadband purchased shares of Charter Class A common stock (the “Liberty Transaction”).

Acquisition Accounting

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

The allocation of the purchase price to certain assets and liabilities is preliminary and is subject to change based on additional information that may be obtained during the measurement period primarily related to working capital measurement. The Company will continue to obtain information to assist in finalizing the fair value of net assets acquired and liabilities assumed, which is not expected to differ materially from the preliminary estimates herein. The Company will apply any measurement period adjustments, including any related impacts to net income (loss), in the reporting period in which the adjustments are determined. The tables below present the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Transactions.

TWC Preliminary Allocation of Purchase Price

Cash and cash equivalents	$1,058
Current assets	1,413
Property, plant and equipment	21,413
Customer relationships	13,460
Franchises	54,085
Goodwill	28,309
Other noncurrent assets	1,040
Accounts payable and accrued liabilities	(4,057)
Debt	(24,900)
Deferred income taxes	(28,138)
Other long-term liabilities	(3,162)
Noncontrolling interests	(4)
$60,517

The Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the TWC Transaction during the three months ended March 31, 2017, including a decrease to working capital of $27 million and a decrease of $10 million to deferred income tax liabilities, resulting in a net increase of $17 million to goodwill.

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
$12,156

No measurement period adjustments were made to the fair value of assets acquired and liabilities assumed in the Bright House Transaction during the three months ended March 31, 2017.

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

Three Months Ended March 31, 2016
Revenues	$9,742
Consolidated net income	$373

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

3.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,316	$—	$67,316	$67,316	$—	$67,316
Goodwill	29,526	—	29,526	29,509	—	29,509
Other intangible assets	—	—	—	4	—	4
	$96,842	$—	$96,842	$96,829	$—	$96,829

Finite-lived intangible assets:
Customer relationships	$18,226	$(4,322)	$13,904	$18,226	$(3,618)	$14,608
Other intangible assets	625	(145)	480	615	(128)	487
	$18,851	$(4,467)	$14,384	$18,841	$(3,746)	$15,095

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2017 and 2016 was $726 million and $60 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Nine months ended December 31, 2017	$2,021
2018	2,462
2019	2,179
2020	1,887
2021	1,604
Thereafter	4,231
$14,384

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, purchase accounting adjustments, impairments and other relevant factors.

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accounts payable – trade	$483	$416
Deferred revenue	362	352
Accrued liabilities:
Programming costs	1,937	1,783
Labor	653	953
Capital expenditures	957	1,107
Interest	894	958
Taxes and regulatory fees	460	529
Other	951	799
	$6,697	$6,897

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

5.    Long-Term Debt

Long-term debt consists of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$500	$497	$500	$496
6.625% senior notes due January 31, 2022	—	—	750	741
5.250% senior notes due September 30, 2022	1,250	1,233	1,250	1,232
5.125% senior notes due February 15, 2023	1,000	992	1,000	992
5.125% senior notes due May 1, 2023	1,150	1,142	1,150	1,141
5.750% senior notes due September 1, 2023	500	496	500	496
5.750% senior notes due January 15, 2024	1,000	991	1,000	991
5.875% senior notes due April 1, 2024	1,700	1,685	1,700	1,685
5.375% senior notes due May 1, 2025	750	744	750	744
5.750% senior notes due February 15, 2026	2,500	2,461	2,500	2,460
5.500% senior notes due May 1, 2026	1,500	1,488	1,500	1,487
5.875% senior notes due May 1, 2027	800	794	800	794
5.125% senior notes due May 1, 2027	2,000	1,969	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,984	2,000	1,983
4.464% senior notes due July 23, 2022	3,000	2,974	3,000	2,973
4.908% senior notes due July 23, 2025	4,500	4,459	4,500	4,458
6.384% senior notes due October 23, 2035	2,000	1,981	2,000	1,980
6.484% senior notes due October 23, 2045	3,500	3,466	3,500	3,466
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	8,866	8,769	8,916	8,814
Time Warner Cable, LLC:
5.850% senior notes due May 1, 2017	2,000	2,007	2,000	2,028
6.750% senior notes due July 1, 2018	2,000	2,113	2,000	2,135
8.750% senior notes due February 14, 2019	1,250	1,393	1,250	1,412
8.250% senior notes due April 1, 2019	2,000	2,235	2,000	2,264
5.000% senior notes due February 1, 2020	1,500	1,606	1,500	1,615
4.125% senior notes due February 15, 2021	700	737	700	739
4.000% senior notes due September 1, 2021	1,000	1,053	1,000	1,056
5.750% sterling senior notes due June 2, 2031 (a)	783	848	770	834
6.550% senior debentures due May 1, 2037	1,500	1,690	1,500	1,691
7.300% senior debentures due July 1, 2038	1,500	1,793	1,500	1,795
6.750% senior debentures due June 15, 2039	1,500	1,728	1,500	1,730
5.875% senior debentures due November 15, 2040	1,200	1,259	1,200	1,259
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	815	784	800	771
4.500% senior debentures due September 15, 2042	1,250	1,136	1,250	1,135
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,263	1,000	1,273

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

8.375% senior debentures due July 15, 2033	1,000	1,321	1,000	1,324
Total debt	61,264	62,844	60,036	61,747
Less current portion:
5.850% senior notes due May 1, 2017	(2,000)	(2,007)	(2,000)	(2,028)
Long-term debt	$59,264	$60,837	$58,036	$59,719

(a)	Principal amount includes £625 million valued at $783 million and $770 million as of March 31, 2017 and December 31, 2016, respectively, using the exchange rate at the respective dates.

(b)	Principal amount includes £650 million valued at $815 million and $800 million as of March 31, 2017 and December 31, 2016, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, in regards to the Legacy TWC debt assumed, a fair value premium adjustment as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount into US dollars is remeasured as of each balance sheet date. See Note 7. The Company has availability under the Charter Operating credit facilities of approximately $2.8 billion as of March 31, 2017.

CCO Holdings

In February 2016, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. ("CCO Holdings Capital") jointly issued $1.7 billion aggregate principal amount of 5.875% senior notes due 2024. The proceeds, along with the proceeds from the April 2016 issuance of $1.5 billion aggregate principal amount of 5.500% senior notes due 2026, were used to repurchase all of CCO Holdings’ 7.000% senior notes due 2019, 7.375% senior notes due 2020 and 6.500% senior notes due 2021 and to pay related fees and expenses and for general corporate purposes.

In February 2017, CCO Holdings and CCO Holdings Capital jointly issued $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027. The net proceeds were used to redeem CCO Holdings’ 6.625% senior notes due 2022, pay related fees and expenses and for general corporate purposes. The Company recorded a loss on extinguishment of debt of $33 million for the three months ended March 31, 2017 related to these transactions.

In March 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 at a price of 99.0% of the aggregate principal amount. The net proceeds, as well as cash on hand, were used in April 2017 to redeem Time Warner Cable, LLC's 5.850% senior notes due 2017, pay related fees and expenses and for general corporate purposes.

In April 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.25 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 (the "April CCOH Notes" and together with the notes issued in February and March 2017 described above, the "Notes") at a price of 100.5% of the aggregate principal amount. The net proceeds, along with the net proceeds from the Charter Operating Notes described below) will be used to pay related fees and expenses and for general corporate purposes, including to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

The Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital. They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the Notes at any time at a premium. Beginning in 2025, the optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, if any.

In addition, at any time prior to May 1, 2020, CCO Holdings may redeem up to 40% of the aggregate principal amount of the Notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events,

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings must offer to purchase the outstanding Notes from the holders at a purchase price equal to 101% of the total principal amount of the Notes, plus any accrued and unpaid interest.

Charter Operating

In January 2017, Charter Operating entered into an amendment to its Amended and Restated Credit Agreement dated May 18, 2016 (the “Credit Agreement”) decreasing the applicable LIBOR margin on both the term loan E and term loan F to 2.00% and eliminating the LIBOR floor. The Company recorded a loss on extinguishment of debt of $1 million for the three months ended March 31, 2017 related to these transactions.

In April 2017, Charter Operating and Charter Communications Operating Capital Corp. issued $1.25 billion aggregate principal amount of 5.375% senior secured notes due May 1, 2047 (the "Charter Operating Notes") at a price of 99.968% of the aggregate principal amount. The net proceeds, along with the net proceeds from the April CCOH Notes described above) will be used to pay related fees and expenses and for general corporate purposes, including to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

The Charter Operating Notes are guaranteed by CCO Holdings, Time Warner Cable, LLC, Time Warner Cable Enterprises LLC and substantially all of the operating subsidiaries of Charter Operating. In addition, the Charter Operating Notes are secured by a perfected first priority security interest in substantially all of the assets of Charter Operating to the extent such liens can be perfected under the Uniform Commercial Code by the filing of a financing statement. The liens rank equally with the liens on the collateral securing obligations under the Charter Operating credit facilities and continue to exist as long as the liens securing such facilities exist. Charter Operating may redeem some or all of the Charter Operating notes at any time at a premium.

6.    Loans Receivable (Payable) - Related Party

Loans payable - related party as of March 31, 2017 and December 31, 2016 consists of loans from Charter Communications Holdings Company, LLC (“Charter Holdco”) to the Company of $655 million and $640 million, respectively. Loans payable - related party as of March 31, 2017 also includes a loan from Charter to the Company of $178 million. Interest accrues on loans payable - related party at LIBOR plus 1.75%.

7.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage interest rate risk on variable debt and foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Interest rate derivative instruments are used to manage interest costs and to reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate derivative instruments, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. As of March 31, 2017 and December 31, 2016, the Company had $850 million in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The effect of derivative instruments on the consolidated balance sheets is presented in the table below:

	March 31, 2017	December 31, 2016
Interest Rate Derivatives
Accrued interest	$3	$5
Accumulated other comprehensive loss	$(4)	$(5)

Cross-Currency Derivatives
Other long-term liabilities	$186	$251

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

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended March 31,
	2017	2016
Gain (loss) on Financial Instruments, Net:
Change in fair value of interest rate derivative instruments	$2	$(3)
Change in fair value of cross-currency derivative instruments	65	—
Remeasurement of Sterling Notes to U.S. dollars	(28)	—
Loss reclassified from accumulated other comprehensive loss due to discontinuance of hedge accounting	(1)	(2)
	$38	$(5)

8.    Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2017 and December 31, 2016 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company’s cash and cash equivalents as of March 31, 2017 and December 31, 2016 were primarily invested in money market funds. The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

which approximates fair value. The money market funds potentially subject the Company to concentration of credit risk. The amount invested within any one financial instrument did not exceed $250 million as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.59% at March 31, 2017 and December 31, 2016 (exclusive of applicable spreads). The cross-currency derivative instruments are valued using a present value calculation based on expected forward interest and exchange rates (adjusted for Charter Operating’s and counterparties’ credit risk).

Financial instruments accounted for at fair value on a recurring basis are presented in the table below.

	March 31, 2017		December 31, 2016
	Level 1	Level 2	Level 1	Level 2
Assets
Money market funds	$2,257	$—	$1,003	$—

Liabilities
Interest rate derivative instruments	$—	$3	$—	$5
Cross-currency derivative instruments	$—	$186	$—	$251

A summary of the carrying value and fair value of debt as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$54,075	$56,657	$52,933	$55,203
Credit facilities	$8,769	$8,889	$8,814	$8,943

The estimated fair value of the Company’s senior notes and debentures as of March 31, 2017 and December 31, 2016 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No material impairments were recorded during the three months ended March 31, 2017 and 2016. Upon closing of the Transactions, all of Legacy TWC and Legacy Bright House nonfinancial assets and liabilities were recorded at fair values. See Note 2.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

9.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2017	2016
Programming	$2,604	$703
Regulatory, connectivity and produced content	498	112
Costs to service customers	1,815	421
Marketing	582	165
Transition costs	51	21
Other	1,034	249
	$6,584	$1,671

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

10.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2017	2016
Merger and restructuring costs	$95	$14
Special charges, net	2	4
(Gain) loss on sale of assets, net	(3)	—
	$94	$18

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Merger and restructuring costs

Merger and restructuring costs represent costs incurred in connection with merger and acquisition transactions and related restructuring, such as advisory, legal and accounting fees, employee retention costs, employee termination costs related to the Transactions and other exit costs. The Company expects to incur additional merger and restructuring costs in connection with the Transactions. Changes in accruals for merger and restructuring costs from December 31, 2016 through March 31, 2017 are presented below:

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total
Liability, December 31, 2016	$7	$244	$25	$—	$276
Costs incurred	3	61	2	12	78
Cash paid	—	(100)	(2)	(12)	(114)
Remaining liability, March 31, 2017	$10	$205	$25	$—	$240

In addition to the costs incurred indicated above, the Company recorded $17 million of expense related to accelerated vesting of equity awards of terminated employees for the three months ended March 31, 2017.

Special charges, net

Special charges, net primarily includes employee termination costs not related to the Transactions and net amounts of litigation settlements.

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets, net represents the net (gain) loss recognized on the sales and disposals of fixed assets and cable systems.

11.    Income Taxes

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

For the three months ended March 31, 2017 and 2016, the Company recorded $19 million and an immaterial amount of income tax expense, respectively. Income tax expense is generally recognized through increases in deferred tax liabilities as well as through current federal and state income tax expense.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $158 million and $159 million, excluding interest and penalties, as of March 31, 2017 and December 31, 2016, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2017; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

No tax years for Charter, Charter Holdings, or Charter Communications Holding Company, LLC, the Company’s indirect parent companies, for income tax purposes, are currently under examination by the IRS. Legacy Charter’s tax years ending 2013 through the short period return dated May 17, 2016 remain subject to examination and assessment. Years prior to 2013 remain open solely for purposes of examination of Legacy Charter’s loss and credit carryforwards. The IRS is currently examining Legacy TWC’s income tax returns for 2011 and 2012. Legacy TWC’s tax years ending 2013 through 2015 remain subject to examination and assessment. Prior to Legacy TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Legacy TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. Time Warner’s income tax returns for 2005 to 2007, which are periods prior to the Separation, were settled with the exception of an immaterial item that has been referred to the IRS Appeals Division. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three months ended March 31, 2017, nor does the Company anticipate a material impact in the future.

12.     Related Party Transactions

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

In December 2016, Charter and A/N entered into a letter agreement (the "Letter Agreement") that requires pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock until A/N has sold shares or units totaling $537 million ($245 million has already been completed and of that total, $27 million was completed during the three months ended March 31, 2017), subject to Liberty Broadband's right of first refusal to purchase shares or units from A/N upon A/N's sale to any third party.

The Company is aware that Dr. John Malone may be deemed to have a 36.4% voting interest in Liberty Interactive and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 38.3% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the transaction with Liberty Media Corporation. For the three months ended March 31, 2017 and 2016, the Company recorded payments in aggregate of approximately $17 million and $4 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, each a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 5.2% in the aggregate of the common stock of Discovery and has a 28.7% voting interest in Discovery for the election of directors. The Company is aware that Advance/

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A preferred stock of Discovery and 100% of the Series C preferred stock of Discovery, representing approximately 34.0% of the outstanding equity of Discovery’s stock, on an as-converted basis. A/N PP has the right to appoint three directors out of a total of ten directors to Discovery’s board to be elected by the holders of Discovery’s Series A preferred stock. In addition, Dr. Malone is a member of the board of directors of Lions Gate Entertainment Corp. ("Lions Gate", parent company of Starz, Inc.) and owns approximately 5.9% in the aggregate of the common stock of Lions Gate and has 8.1% of the voting power, pursuant to his ownership of Lions Gate Class A voting shares. The Company purchases programming from both Discovery and Lions Gate pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that either Discovery or Lions Gate would currently be considered related parties. The amounts paid in the aggregate to Discovery and Lions Gate represent less than 3% of total operating costs and expenses for the three months ended March 31, 2017 and 2016.

The Company and its parent companies have agreements with certain equity-method investees pursuant to which the Company has made or received related party transaction payments. The Company and its parent companies recorded payments to equity-method investees totaling $68 million and $4 million during the three months ended March 31, 2017 and March 31, 2016, respectively. The Company recorded advertising revenues from transactions with equity-method investees totaling $2 million during the three months ended March 31, 2017.

13.     Contingencies

In 2014, following an announcement by Comcast and Legacy TWC of their intent to merge, Breffni Barrett and others filed suit in the Supreme Court of the State of New York for the County of New York against Comcast, Legacy TWC and their respective officers and directors.  Later five similar class actions were consolidated with this matter (the “NY Actions”). The NY Actions were settled in July 2014, however, such settlement was terminated following the termination of the Comcast and TWC merger in April 2015.  In May 2015, Charter and TWC announced their intent to merge.  Subsequently, the parties in the NY Actions filed a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), removing Comcast as a defendant and naming TWC, the members of the TWC board of directors, Charter and the merger subsidiaries as defendants. The Second Amended Complaint generally alleged, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, injunctive relief enjoining the stockholder vote on the mergers, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and attorneys’ fees.

In September 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, the defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, approval by the New York Supreme Court. That court gave preliminary approval to the settlement in October 2016 and granted final approval in March 2017.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringes 12 U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. Over the course of the litigation Sprint dismissed its claims relating to five of the asserted patents, and shortly before trial Sprint dropped its claims with respect to two additional patents.  A trial on the remaining five patents began on February 13, 2017.  On March 3, 2017 the jury returned a verdict of $140 million against Legacy TWC and further concluded that Legacy TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement. The Company plans to appeal. In addition to its appeal, the Company will continue to pursue indemnity from one of its vendors.  The impact of the verdict was reflected in the adjustment to net current liabilities as described in Note 2. The Company does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition.  The ultimate outcome of this litigation or the pursuit of indemnity against the Company’s vendor cannot be predicted.

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

The Company and its parent companies are defendants or co-defendants in several lawsuits involving alleged infringement of various patents relating to various aspects of their businesses. Other industry participants are also defendants in certain of these cases. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

The Company and its parent companies are party to lawsuits, claims and regulatory inquiries that arise in the ordinary course of conducting their business, including lawsuits claiming violation of wage and hour laws and breach of contract by vendors, including by three programmers. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company’s reputation.

14.     Stock Compensation Plans

Charter’s 2009 Stock Incentive Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter granted the following equity awards for the periods presented after applying the parent company merger ratio as a result of the Transactions, as applicable.

	Three Months Ended March 31,
	2017	2016
Stock options	1,102,620	879,606
Restricted stock	—	—
Restricted stock units	268,194	248,384

Legacy Charter stock options and restricted stock units cliff vest upon the three year anniversary of each grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests annually one year beginning from the date of grant. Legacy TWC restricted stock units that were converted into Charter restricted stock units generally vest 50% on each of the third and fourth anniversary of the grant date. Legacy TWC stock options that were converted into Charter stock options vest ratably over a four-year period and expire ten years from the grant date.

As of March 31, 2017, total unrecognized compensation remaining to be recognized in future periods totaled $304 million for stock options, $0.2 million for restricted stock and $300 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years for stock options, one month for restricted stock and three years for restricted stock units.

The Company recorded $69 million and $24 million of stock compensation expense for the three months ended March 31, 2017 and 2016, respectively, which is included in operating costs and expenses. The Company also recorded $17 million of expense for the three months ended March 31, 2017 related to accelerated vesting of equity awards of terminated employees which is recorded in merger and restructuring costs.

15.     Employee Benefit Plans

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

The components of net periodic pension benefit for the three months ended March 31, 2017 consisted of the following:

Three Months Ended March 31,
2017
Interest cost	$34
Expected return on plan assets	(47)
Net periodic pension benefit	$(13)

Interest cost and expected return on plan assets are recorded in other income (expense), net in the consolidated statements of operations.
The Company made no cash contributions to the qualified pension plans during the three months ended March 31, 2017; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2017 to the extent benefits are paid.

16.     Consolidating Schedules

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

Condensed consolidating financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 follow.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2017

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$872	$1,868	$—	$2,740
Accounts receivable, net	—	1,251	—	1,251
Receivables from related party	48	—	(48)	—
Prepaid expenses and other current assets	—	385	—	385
Total current assets	920	3,504	(48)	4,376

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	32,459	—	32,459
Franchises	—	67,316	—	67,316
Customer relationships, net	—	13,904	—	13,904
Goodwill	—	29,526	—	29,526
Total investment in cable properties, net	—	143,205	—	143,205

INVESTMENT IN SUBSIDIARIES	88,568	—	(88,568)	—
LOANS RECEIVABLE – RELATED PARTY	511	—	(511)	—
OTHER NONCURRENT ASSETS	—	1,118	—	1,118

Total assets	$89,999	$147,827	$(89,127)	$148,699

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$205	$6,492	$—	$6,697
Payables to related party	—	639	(48)	591
Current portion of long-term debt	—	2,007	—	2,007
Total current liabilities	205	9,138	(48)	9,295

LONG-TERM DEBT	14,492	46,345	—	60,837
LOANS PAYABLE – RELATED PARTY	—	1,344	(511)	833
DEFERRED INCOME TAXES	—	39	—	39
OTHER LONG-TERM LIABILITIES	—	2,368	—	2,368

MEMBER’S EQUITY
Controlling interest	75,302	88,568	(88,568)	75,302
Noncontrolling interests	—	25	—	25
Total member’s equity	75,302	88,593	(88,568)	75,327

Total liabilities and member’s equity	$89,999	$147,827	$(89,127)	$148,699

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Balance Sheets
As of December 31, 2016

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,324	$—	$1,324
Accounts receivable, net	—	1,387	—	1,387
Receivables from related party	62	—	(62)	—
Prepaid expenses and other current assets	—	300	—	300
Total current assets	62	3,011	(62)	3,011

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	32,718	—	32,718
Franchises	—	67,316	—	67,316
Customer relationships, net	—	14,608	—	14,608
Goodwill	—	29,509	—	29,509
Total investment in cable properties, net	—	144,151	—	144,151

INVESTMENT IN SUBSIDIARIES	88,760	—	(88,760)	—
LOANS RECEIVABLE – RELATED PARTY	494	—	(494)	—
OTHER NONCURRENT ASSETS	—	1,157	—	1,157

Total assets	$89,316	$148,319	$(89,316)	$148,319

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$219	$6,678	$—	$6,897
Payables to related party	—	683	(62)	621
Current portion of long-term debt	—	2,028	—	2,028
Total current liabilities	219	9,389	(62)	9,546

LONG-TERM DEBT	13,259	46,460	—	59,719
LOANS PAYABLE – RELATED PARTY	—	1,134	(494)	640
DEFERRED INCOME TAXES	—	25	—	25
OTHER LONG-TERM LIABILITIES	—	2,526	—	2,526

MEMBER’S EQUITY
Controlling interest	75,838	88,760	(88,760)	75,838
Noncontrolling interests	—	25	—	25
Total member’s equity	75,838	88,785	(88,760)	75,863

Total liabilities and member’s equity	$89,316	$148,319	$(89,316)	$148,319

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2017

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$10,164	$—	$10,164

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	6,584	—	6,584
Depreciation and amortization	—	2,548	—	2,548
Other operating expenses, net	—	94	—	94
	—	9,226	—	9,226
Income from operations	—	938	—	938

OTHER INCOME (EXPENSES):
Interest expense, net	(190)	(529)	—	(719)
Loss on extinguishment of debt	(33)	(1)	—	(34)
Gain on financial instruments, net	—	38	—	38
Other income, net	—	13	—	13
Equity in income of subsidiaries	440	—	(440)	—
	217	(479)	(440)	(702)

Income before income taxes	217	459	(440)	236
INCOME TAX EXPENSE	—	(19)	—	(19)
Consolidated net income	$217	$440	$(440)	$217

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2016

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$2,530	$—	$2,530

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	1,671	—	1,671
Depreciation and amortization	—	539	—	539
Other operating expenses, net	—	18	—	18
	—	2,228	—	2,228
Income from operations	—	302	—	302

OTHER INCOME (EXPENSES):
Interest expense, net	(165)	(35)	—	(200)
Loss on financial instruments, net	—	(5)	—	(5)
Equity in income of subsidiaries	262	—	(262)	—
	97	(40)	(262)	(205)

Income before income taxes	97	262	(262)	97
INCOME TAX EXPENSE	—	—	—	—
Consolidated net income	$97	$262	$(262)	$97

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2017

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
Consolidated net income	$217	$440	$(440)	$217
Net impact of interest rate derivative instruments	1	1	(1)	1
Consolidated comprehensive income	$218	$441	$(441)	$218

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2016

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
Consolidated net income	$97	$262	$(262)	$97
Net impact of interest rate derivative instruments	2	2	(2)	2
Consolidated comprehensive income	99	264	(264)	99

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2017

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(204)	$2,868	$—	$2,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(1,555)	—	(1,555)
Change in accrued expenses related to capital expenditures	—	(150)	—	(150)
Distributions from subsidiaries	737	—	(737)	—
Other, net	—	(7)	—	(7)
Net cash flows from investing activities	737	(1,712)	(737)	(1,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,990	2,650	—	4,640
Repayments of long-term debt	(775)	(2,700)	—	(3,475)
Borrowings loans payable - related parties	—	178	—	178
Payments for debt issuance costs	(20)	(1)	—	(21)
Distributions to parent	(856)	(737)	737	(856)
Other, net	—	(2)	—	(2)
Net cash flows from financing activities	339	(612)	737	464

NET INCREASE IN CASH AND CASH EQUIVALENTS	872	544	—	1,416
CASH AND CASH EQUIVALENTS, beginning of period	—	1,324	—	1,324

CASH AND CASH EQUIVALENTS, end of period	$872	$1,868	$—	$2,740

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2016

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(158)	$839	$—	$681

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(429)	—	(429)
Change in accrued expenses related to capital expenditures	—	(56)	—	(56)
Distributions from subsidiaries	246	—	(246)	—
Other, net	—	(2)	—	(2)
Net cash flows from investing activities	246	(487)	(246)	(487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,700	439	—	2,139
Repayments of long-term debt	—	(727)	—	(727)
Borrowings (payments) loans payable - related parties	(546)	238	—	(308)
Payments for debt issuance costs	(17)	—	—	(17)
Distributions to parent	(14)	(246)	246	(14)
Net cash flows from financing activities	1,123	(296)	246	1,073

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,211	56	—	1,267
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	5

CASH AND CASH EQUIVALENTS, end of period	$1,211	$61	$—	$1,272

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

17.     Recently Issued Accounting Standards

Accounting Standards Adopted January 1, 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The new standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement in the period in which they occur regardless of whether the benefit reduces taxes payable in the current period, (2) requires classification of excess tax benefits as an operating activity on the statements of cash flows, (3) allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur and (4) causes the threshold under which employee share-based awards partially settled in cash can qualify for equity classification to increase to the maximum statutory tax rates in the applicable jurisdiction. ASU 2016-09 will be effective for interim and annual periods after December 15, 2016 (January 1, 2017 for the Company). The new standard generally requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company adopted ASU 2016-09 on January 1, 2017. On January 1, 2017, the Company also established an accounting policy election to assume zero forfeitures for stock award grants and account for forfeitures when they occur which prospectively impacts stock compensation expense. Other aspects of adoption ASU 2016-09 did not have a material impact to the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires employers to report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered during the period. The standard also requires the other components of net periodic cost be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. ASU 2017-07 will be effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The new standard requires retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. The Company early adopted ASU 2017-07 during the current quarter and utilized the practical expedient to estimate the impact on the prior comparative period information presented in interim and annual financial statements. The Company previously recorded service cost with other compensation costs in operating costs and expenses in the consolidated statements of operations, and recorded other pension costs (benefits), in other operating expenses, net. Adoption of the standard results in the reclassification of other pension costs (benefits) to other expenses, net (non-operating). Adopting the standard will reduce 2016 income from operations presented for comparative purposes in the 2017 annual financial statements by $899 million with a corresponding decrease to other expenses of $899 million, with no impact to net income. There was no impact from the adoption of the standard for the three months ended March 31, 2016. ASU 2017-07 does not impact the consolidated balance sheets or statements of cash flows.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating which method of transition will be utilized. The Company is continuing to assess all potential impacts that the adoption of ASU 2014-09 will have on its consolidated financial statements, including developing new accounting policies, internal controls and processes to facilitate the adoption of the standard. The most significant impacts upon adoption are anticipated to result from the deferral over a period of time instead of recognized immediately of (1) the residential installation revenues which represent nonrefundable up-front fees that convey a material right to the customer and (2) the internal and external commission expenses which represent costs of obtaining a contract.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step two from the goodwill impairment test. Under the new standard, to the extent the carrying amount of a reporting unit exceeds the fair value, the Company will record an impairment charge equal to the difference. The impairment charge recognized should not exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statements.

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

We are the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 26.6 million residential and business customers at March 31, 2017. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology ("IT") solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels and sell security and home management services to the residential marketplace.

The Transactions

On May 18, 2016, the transactions contemplated by the Agreement and Plan of Mergers dated as of May 23, 2015 (the “Merger Agreement”), by and among Time Warner Cable Inc. (“Legacy TWC”), Charter Communications, Inc. prior to the closing of the Merger Agreement (“Legacy Charter”), CCH I, LLC, previously a wholly owned subsidiary of Legacy Charter and certain other subsidiaries of CCH I, LLC were completed (the “TWC Transaction,” and together with the Bright House Transaction described below, the “Transactions”). As a result of the TWC Transaction, CCH I, LLC became the new public parent company that holds the operations of the combined companies and was renamed Charter Communications, Inc.

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

In connection with the TWC Transaction, Legacy Charter and Liberty Broadband completed their previously announced transactions pursuant to their investment agreement, in which Liberty Broadband purchased shares of Charter Class A common stock to partially finance the cash portion of the TWC Transaction consideration, and in connection with the Bright House Transaction, Liberty Broadband purchased shares of Charter Class A common stock (the “Liberty Transaction”).

Overview

Since 2012, Legacy Charter has actively invested in its network and operations and has improved the quality and value of the products and packages that it offers. Through the roll-out of Spectrum pricing and packaging across Legacy Charter, we have simplified our offers and improved our packaging of products, delivering more value to new and existing customers. Further, through the transition of our Legacy Charter markets to our all-digital platform, we increased our offerings to more than 200 HD channels in most of the Legacy Charter markets and offered Internet speeds of at least 60 or 100 Mbps, among other benefits. We believe that this product set combined with improved customer service, as we insource our workforce in our call centers and in our field operations, has led to lower customer churn and longer customer lifetimes.

As a result of the Transactions, quarterly revenues increased by $7.5 billion year over year. We also saw an increase in expenses related to our increased scale. In September 2016, we began launching Spectrum pricing and packaging ("SPP") to Legacy TWC and Legacy Bright House markets and as of March 31, 2017, we offer SPP in nearly all Legacy TWC and Legacy Bright House markets. In 2017, we intend to begin converting the remaining Legacy TWC and Legacy Bright House analog markets to an all-digital platform. Our corporate organization, as well as our marketing, sales and product development departments, are now centralized. Field operations are managed through eleven regional areas, each designed to represent a combination of designated marketing areas and managed with largely the same set of field employees that were with the three legacy companies prior to completion of the Transactions. Over a multi-year period, Legacy TWC and Legacy Bright House customer care centers will migrate to Legacy Charter's model of using segmented, virtualized, U.S.-based in-house call centers. We are focused on deploying superior products and service with minimal service disruptions as we integrate our information technology and network operations.

We expect customer and financial results to trend similarly to Legacy Charter following the implementation of Legacy Charter's operating strategies across the Legacy TWC and Legacy Bright House markets. As a result of implementing our operating strategy across Legacy TWC and Legacy Bright House, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding).

	Three Months Ended March 31,
	Actual			Pro Forma
	2017	2016	% Change	2016	% Change
Actual
Revenues	$10,164	$2,530	301.7%	$9,742	4.3%
Adjusted EBITDA	$3,649	$883	313.3%	$3,437	6.2%
Income from operations	$938	$302	210.6%	$1,065	(11.9)%

Adjusted EBITDA is defined as consolidated net income (loss) plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, net, other (income) expense, net and other operating (income) expenses, such as merger and restructuring costs, special charges and gain (loss) on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Growth in total revenue, Adjusted EBITDA and income from operations was primarily due to the Transactions.
On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was primarily due to growth in our Internet and commercial businesses offset by an early contract termination benefit at Legacy TWC and Legacy Bright House in 2016 and accrued credits to be provided to certain TWC customers. On a pro forma basis, Adjusted EBITDA growth was primarily due to an increase in residential and commercial revenues offset by increases in programming costs and other operating costs as well as the items noted above. In addition to the factors discussed above, income from operations on a pro forma basis was affected by increases in depreciation and amortization, merger and restructuring costs and stock compensation expense. On a pro forma basis, income from operations for the three months ended March 31, 2016 has been reduced by $10 million to reflect the adoption of Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). For more information, see Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

We incurred the following transition costs in connection with the Transactions (in millions).

	Three Months Ended March 31,
	2017	2016
Operating expenses	$51	$21
Other operating expenses	$95	$14
Capital expenditures	$76	$53

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

All customer statistics as of March 31, 2017 include the operations of Legacy TWC, Legacy Bright House and Legacy Charter, each of which is based on individual legacy company reporting methodology. These methodologies differ and their differences may be material. Statistical reporting will be conformed over time to a single reporting methodology. The following table summarizes our customer statistics for video, Internet and voice as of March 31, 2017 and 2016 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2017 (a)	2016 (a)
Customer Relationships (b)
Residential	25,131	6,388
Small and Medium Business	1,439	405
Total Customer Relationships	26,570	6,793

Residential Primary Service Units (“PSU”)
Video	16,736	4,332
Internet	21,802	5,368
Voice	10,364	2,633
	48,902	12,333

Monthly Residential Revenue per Residential Customer (c)	$109.11	$111.04

Small and Medium Business PSUs
Video	411	113
Internet	1,249	359
Voice	809	231
	2,469	703

Monthly Small and Medium Business Revenue per Customer (d)	$211.21	$169.68

Enterprise PSUs (e)	99	31

After giving effect to the Transactions, March 31, 2016 residential and small and medium business customer relationships would have been 24,180,000 and 1,286,000, respectively, residential video, Internet and voice PSUs would have been 17,086,000, 20,431,000 and 10,172,000, respectively and small and medium business PSUs would have been 369,000, 1,107,000 and 693,000, respectively; Enterprise PSUs would have been 85,000.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of March 31, 2017 and 2016, customers include approximately 168,400 and 27,900 customers, respectively, whose accounts were over 60 days past due, approximately 13,300 and 1,100 customers, respectively, whose accounts were over 90 days past due, and approximately 7,900 and 900 customers, respectively, whose accounts were over 120 days past due.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

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

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2017	2016
Revenues	$10,164	$2,530

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	6,584	1,671
Depreciation and amortization	2,548	539
Other operating expenses, net	94	18
	9,226	2,228
Income from operations	938	302

Other Expenses:
Interest expense, net	(719)	(200)
Loss on extinguishment of debt	(34)	—
Gain (loss) on financial instruments, net	38	(5)
Other income, net	13	—
	(702)	(205)

Income before income taxes	236	97
Income tax expense	(19)	—
Consolidated net income	$217	$97

Revenues. Total revenues grew $7.6 billion or 302% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Revenue growth primarily reflects the Transactions and increases in the number of residential Internet and triple play customers and in commercial business customers, growth in rates driven by higher equipment revenue and rate increases offset by a decrease in basic video customers. The Transactions increased revenues for three months ended March 31, 2017 as compared to the three months March 31, 2016 by approximately $7.5 billion. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was 4.3% for the three months ended March 31, 2017 compared to the corresponding period in 2016.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended March 31,
	Actual			Pro forma
	2017	2016	% Change	2016	% Change
Video	$4,079	$1,170	248.5%	$4,073	0.1%
Internet	3,398	804	322.7%	3,037	11.9%
Voice	694	135	414.1%	729	(4.8)%
Residential revenue	8,171	2,109	287.4%	7,839	4.2%

Small and medium business	900	202	345.1%	808	11.3%
Enterprise	539	99	443.6%	490	10.1%
Commercial revenue	1,439	301	377.5%	1,298	10.8%

Advertising sales	337	72	368.0%	365	(7.7)%
Other	217	48	352.7%	240	(9.7)%
	$10,164	$2,530	301.7%	$9,742	4.3%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment rental and video installation revenue. Excluding the impacts of the Transactions, residential video customers increased by 19,000 from March 31, 2016 to March 31, 2017.

The increase in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Increase in average basic video customers	$8
Bundle revenue allocation and price adjustments	(11)
TWC Transaction	2,496
Bright House Transaction	416
$2,909

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential video customers decreased by 350,000 from March 31, 2016 to March 31, 2017 and the increase in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Incremental video services, price adjustments and bundle revenue allocation	$75
Decrease in average basic video customers	(69)
$6

Excluding the impacts of the Transactions, residential Internet customers grew by 436,000 customers from March 31, 2016 to March 31, 2017. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Increase in average residential Internet customers	$69
Service level changes, price adjustments and bundle revenue allocation	15
TWC Transaction	2,134
Bright House Transaction	376
$2,594

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential Internet customers increased by 1,371,000 from March 31, 2016 to March 31, 2017 and the increase in Internet revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Increase in average residential Internet customers	$215
Service level changes, price adjustments and bundle revenue allocation	146
$361

Excluding the impacts of the Transactions, residential voice customers grew by 74,000 customers from March 31, 2016 to March 31, 2017. The increase in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Increase in average residential voice customers	$4
Price adjustments and bundle revenue allocation	(3)
TWC Transaction	476
Bright House Transaction	82
$559

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, residential voice customers increased by 192,000 from March 31, 2016 to March 31, 2017 and the decrease in voice revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Increase in average residential voice customers	$20
Price adjustments and bundle revenue allocation	(55)
$(35)

Excluding the impacts of the Transactions, small and medium business PSUs grew by 120,000 from March 31, 2016 to March 31, 2017. The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Increase in small and medium business customers	$31
Price adjustments	(7)
TWC Transaction	583
Bright House Transaction	91
$698

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, small and medium business PSUs increased by 300,000 from March 31, 2016 to March 31, 2017 and the increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Increase in small and medium business customers	$97
Price adjustments	(5)
$92

Excluding the impacts of the Transactions, enterprise PSUs increased 6,000 from March 31, 2016 to March 31, 2017. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise PSUs increased by 14,000 from March 31, 2016 to March 31, 2017. The Transactions increased enterprise commercial revenues for the three months ended March 31, 2017 compared to the corresponding period in 2016 by $431 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, enterprise commercial revenues increased $49 million during the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $265 million during the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to the Transactions. The Transactions increased advertising sales revenues for the three months ended March 31, 2017 compared to the corresponding period in 2016 by $280 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, advertising sales revenues decreased $28 million during the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to a decrease in political and local advertising.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $169 million during the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily as a result of the Transactions. The Transactions increased other revenues for the three months ended March 31, 2017 compared to the corresponding period in 2016 by $166 million. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, other revenues decreased by $23 million during the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to a settlement incurred in 2016 related to an early contract termination at Legacy TWC and Legacy Bright House.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Programming	$1,901
Regulatory, connectivity and produced content	386
Costs to service customers	1,394
Marketing	417
Transition costs	30
Other	785
$4,913

Programming costs were approximately $2.6 billion and $703 million, representing 40% and 42% of total operating costs and expenses for the three months ended March 31, 2017 and 2016, respectively. The increase in operating costs and expenses for the three months ended March 31, 2017 compared to the corresponding prior period was primarily due to the Transactions.

The increase in other expense is attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Corporate costs	$168
Enterprise	156
Advertising sales expense	149
Property tax and insurance	75
Bad debt expense	53
Stock compensation expense	45
Bank fees	43
Other	96

$785

The increase in other expense for the three months ended March 31, 2017 compared to the corresponding prior period was primarily due to the Transactions.

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Programming	$197
Regulatory, connectivity and produced content	(7)
Costs to service customers	4
Marketing	(9)
Transition costs	30
Other	(2)
$213

On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, programming costs were approximately $2.4 billion, representing 38% of total operating costs and expenses for the three months ended March 31, 2016.

Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in pro forma programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents offset by synergies as a result of the Transactions.  We expect pro forma programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Depreciation and amortization. Depreciation and amortization expense increased by $2.0 billion during the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily as a result of additional depreciation and amortization related to the Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Merger and restructuring costs	$81
Special charges, net	(2)
(Gain) loss on sale of assets, net	(3)
$76

The increase in merger and restructuring costs is primarily due to approximately $93 million of employee termination and retention costs incurred during the three months ended March 31, 2017 offset by a decrease in accounting, legal and advisory fees related to the Transactions compared to the corresponding period in 2016. See Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $519 million for the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily as a result of an increase of approximately $240 million of interest expense associated with debt incurred to fund the Transactions and approximately $242 million associated with debt assumed from Legacy TWC.

Loss on extinguishment of debt. Loss on extinguishment of debt of $34 million for the three months ended March 31, 2017 primarily represents the loss recognized as a result of the repurchase of CCO Holdings, LLC ("CCO Holdings") notes. For more information, see Note 5 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on financial instruments, net. Interest rate derivative instruments are used to manage our interest costs and to reduce our exposure to increases in floating interest rates, and cross-currency derivative instruments are used to manage foreign exchange risk related to the foreign currency denominated debt assumed in the TWC Transaction. We recorded gains of $38 million during the three months ended March 31, 2017 and losses of $5 million during the three months ended March 31, 2016. Gains and losses on financial instruments are recognized due to changes in the fair value of our interest rate and, in 2017, our cross currency derivative instruments and the remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other income, net. Other income, net primarily represents other pension benefits.

Income tax expense. We recognized income tax expense of $19 million and an immaterial amount for the three months ended March 31, 2017 and 2016, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities, as well as through current federal and state income tax expense.

Consolidated net income. Consolidated net income increased from $97 million for the three months ended March 31, 2016 to $217 million for the three months ended March 31, 2017 primarily as a result of the factors described above. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, consolidated net income was $373 million for the three months ended March 31, 2016.

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

Adjusted EBITDA is defined as consolidated net income (loss) plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on financial instruments, other (income) expense, net and other operating (income) expenses, such as merger and restructuring costs, special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $273 million and $102 million for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016	2016
	Actual		Pro Forma
Consolidated net income	$217	$97	$373
Plus: Interest expense, net	719	200	708
Income tax expense	19	—	—
Depreciation and amortization	2,548	539	2,283
Stock compensation expense	69	24	66
Loss on extinguishment of debt	34	—	—
(Gain) loss on financial instruments, net	(38)	5	5
Other, net	81	18	2
Adjusted EBITDA	$3,649	$883	$3,437

Net cash flows from operating activities	$2,664	$681
Less: Purchases of property, plant and equipment	(1,555)	(429)
Change in accrued expenses related to capital expenditures	(150)	(56)
Free cash flow	$959	$196

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In February 2017, CCO Holdings and CCO Holdings Capital jointly issued $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027. The net proceeds were used to redeem CCO Holdings’ 6.625% senior notes due 2022, pay related fees and expenses and for general corporate purposes.

In March 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 at a price of 99.0% of the aggregate principal amount. The net proceeds, as well as cash on hand, were used in April 2017 to redeem Time Warner Cable, LLC's 5.850% senior notes due 2017, pay related fees and expenses and for general corporate purposes.

In April 2017, CCO Holdings and CCO Holdings Capital jointly issued an additional $1.25 billion aggregate principal amount of 5.125% senior notes due May 1, 2027 at a price of 100.5% of the aggregate principal amount. The net proceeds, along with the net proceeds from the Charter Operating notes described below, will be used to pay related fees and expenses and for general corporate purposes, including to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

In April 2017, Charter Operating and Charter Communications Operating Capital Corp. issued $1.25 billion aggregate principal amount of 5.375% senior secured notes due May 1, 2047 at a price of 99.968% of the aggregate principal amount. The net proceeds, along with the net proceeds from the CCO Holdings notes issued in April 2017 described above, will be used to pay related fees and expenses and for general corporate purposes, including to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of March 31, 2017 was $61.3 billion, consisting of $8.9 billion of credit facility debt, $37.7 billion of investment grade senior secured notes and $14.7 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $959 million and $196 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the amount available under our credit facilities was approximately $2.8 billion and cash on hand was approximately $2.7 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as distributions to our parent company for stock repurchases and dividends. Charter's target leverage remains at 4 to 4.5 times, and up to 3.5 times at the Charter Operating level. During the three months ended March 31, 2017, Charter purchased approximately 2.5 million shares of Charter Class A common stock for approximately $799 million. As of March 31, 2017, Charter had remaining board authority to purchase an additional $1.9 billion of Charter’s Class A common stock without taking into account shares or units that may be purchased from A/N. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings would likely be required to fund such purchases through distributions to its parent company. As possible acquisitions, swaps or dispositions arise, we actively review them against our objectives including, among other considerations, improving the operational efficiency, clustering, product development or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, dispositions or system swaps, or that any such transactions will be material to our operations or results.

In December 2016, Charter and A/N entered into a letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $537 million. As of March 31, 2017, Charter has purchased $245 million of such $537 million amount (83,416 Charter Holdings common units at a price per unit of $324.63, or $27 million, were purchased during the three months ended March 31, 2017).

Free Cash Flow

Free cash flow increased $763 million during the three months ended March 31, 2017 compared to the corresponding prior period in 2016 due to the following (dollars in millions).

Three months ended March 31, 2017 compared to three months ended March 31, 2016 Increase / (Decrease)
Increase in Adjusted EBITDA	$2,766
Changes in working capital, excluding change in accrued interest	(114)
Increase in capital expenditures	(1,126)
Increase in cash paid for interest, net	(700)
Increase in merger and restructuring costs	(64)
Other, net	1
$763

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of March 31, 2017, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on March 31, 2017 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $2.7 billion and $1.3 billion in cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

Operating Activities. Net cash provided by operating activities increased $2.0 billion during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in Adjusted EBITDA of $2.8 billion offset by an increase in cash paid for interest, net of $700 million as a result of the Transactions.

Investing Activities. Net cash used in investing activities was $1.7 billion and $487 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash used is primarily due to an increase in capital expenditures as a result of the Transactions.

Financing Activities. Net cash provided by financing activities was $464 million and $1.1 billion for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash provided was primarily the result of an increase in distributions and a decrease in borrowings of long-term debt, net of repayments offset by an increase in loans payable - related party.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.6 billion and $429 million for the three months ended March 31, 2017 and 2016, respectively.  The increase was driven by the Transactions. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, the decrease from $1.8 billion for the three months ended March 31, 2016 to $1.6 billion for the three months ended March 31, 2017 was driven by lower scalable infrastructure costs, customer premise equipment and support primarily due to the timing of spend. See the table below for more details.

The actual amount of our capital expenditures in 2017 will depend on a number of factors, including the pace of transition planning to service a larger customer base as a result of the Transactions, our all-digital transition in the Legacy TWC and Legacy Bright House markets and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $150 million and $56 million for the three months ended March 31, 2017 and 2016, respectively.

The following tables present our major capital expenditures categories on an actual and pro forma basis, assuming the Transactions occurred as of January 1, 2015, in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2017 and 2016. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2017	2016	2016
	Actual		Pro Forma
Customer premise equipment (a)	$707	$137	$761
Scalable infrastructure (b)	268	110	475
Line extensions (c)	248	47	225
Upgrade/rebuild (d)	107	41	134
Support capital (e)	225	94	239
Total capital expenditures	$1,555	$429	$1,834

Capital expenditures included in total related to:
Commercial services	$268	$64	$287
Transition (f)	$76	$53	$53

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

(f)
Transition represents incremental costs incurred to integrate the Legacy TWC and Legacy Bright House operations and to bring the three companies' systems and processes into a uniform operating structure.

Recently Issued Accounting Standards

See Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of recently issued accounting standards.

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

As of March 31, 2017 and December 31, 2016, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.0% and 2.9%, respectively, and the weighted average interest rate on the senior notes was approximately 5.8% and 5.9%, respectively, resulting in a blended weighted average interest rate of 5.4% as of both time periods. The interest rate on approximately 87% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements as of March 31, 2017 and December 31, 2016.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2017 (dollars in millions).

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$2,000	$2,000	$3,250	$3,500	$2,200	$39,448	$52,398	$56,657
Average Interest Rate	5.85%	6.75%	8.44%	4.19%	4.32%	5.79%	5.82%

Variable Rate	$148	$197	$296	$1,716	$2,928	$3,581	$8,866	$8,889
Average Interest Rate	3.17%	3.63%	3.92%	4.28%	4.31%	4.83%	4.47%

Interest Rate Instruments:
Variable to Fixed-Rate	$850	$—	$—	$—	$—	$—	$850	$3
Average Pay Rate	3.84%	—%	—%	—%	—%	—%	3.84%
Average Receive Rate	3.76%	—%	—%	—%	—%	—%	3.76%

As of March 31, 2017, we had $850 million in notional amounts of interest rate derivative instruments outstanding. The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The estimated fair value of the interest rate derivative instruments is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2017 including applicable bank spread.

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

On May 18, 2016, we completed the Transactions and as a result, we have incorporated internal controls over significant processes specific to the Transactions and to activities post-Transactions that we believe to be appropriate and necessary in consideration of the related integration, including controls associated with the Transactions for the valuations of certain Legacy TWC and Legacy Bright House assets and liabilities assumed, as well as adoption of common financial reporting and internal control practices for the combined company. In January 2017, we consolidated our separate human resource platforms into one platform which resulted in significant changes to the nature and type of certain internal controls for the most recent fiscal quarter. As we further integrate Legacy TWC and Legacy Bright House, we will continue to validate the effectiveness and integration of internal controls.

Except as described above in the preceding paragraph, during the quarter ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes “Legal Proceedings” under Item 3 of Part I. Other than as described in Note 13 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements,” there have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the updated risk factors described in our Form 10-K.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: May 4, 2017		Senior Vice President - Finance, Controller and
Chief Accounting Officer

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: May 4, 2017		Senior Vice President - Finance, Controller and
Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

10.1
Third Supplemental Indenture, dated as of February 6, 2017, among CCO Holdings, LLC, CCO Holdings Capital Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 6, 2017 (File No. 001-33664)).

10.2
Exchange and Registration Rights Agreement, dated February 6, 2017, relating to the 5.125% Senior Notes due 2027, among CCO Holdings, LLC, CCO Holdings Capital Corp., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., UBS Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 6, 2017 (File No. 001-33664)).

10.3
Exchange and Registration Rights Agreement, dated March 29, 2017, relating to the 5.125% Senior Notes due 2027, among CCO Holdings, LLC, CCO Holdings Capital Corp., and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., UBS Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on March 29, 2017 (File No. 001-33664)).

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
101**
The following financial statements from CCO Holdings, LLC's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the Securities and Exchange Commission on May 4, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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