Form 10-Q
period 2018-03-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2018-05-01
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or

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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of March 31, 2018: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2018

This quarterly report on Form 10-Q is for the three months ended March 31, 2018. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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

•	our ability to efficiently and effectively integrate acquired operations;

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291	$330
Accounts receivable, less allowance for doubtful accounts of
$120 and $113, respectively	1,374	1,611
Prepaid expenses and other current assets	351	243
Total current assets	2,016	2,184

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $19,764 and $18,049, respectively	33,668	33,552
Customer relationships, net	11,315	11,951
Franchises	67,319	67,319
Goodwill	29,554	29,554
Total investment in cable properties, net	141,856	142,376

OTHER NONCURRENT ASSETS	1,353	1,133

Total assets	$145,225	$145,693

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,457	$8,141
Payables to related party	429	635
Current portion of long-term debt	3,340	2,045
Total current liabilities	11,226	10,821

LONG-TERM DEBT	67,609	68,186
LOANS PAYABLE - RELATED PARTY	911	888
DEFERRED INCOME TAXES	32	32
OTHER LONG-TERM LIABILITIES	2,152	2,184

MEMBER’S EQUITY:
Member's equity	63,273	63,559
Accumulated other comprehensive loss	(1)	(1)
Total CCO Holdings member's equity	63,272	63,558
Noncontrolling interests	23	24
Total member’s equity	63,295	63,582

Total liabilities and member’s equity	$145,225	$145,693

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2018	2017
REVENUES	$10,653	$10,164

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	6,842	6,584
Depreciation and amortization	2,707	2,548
Other operating expenses, net	65	94
	9,614	9,226
Income from operations	1,039	938

OTHER EXPENSES:
Interest expense, net	(858)	(719)
Loss on extinguishment of debt	—	(34)
Gain on financial instruments, net	63	38
Other income, net	18	13
	(777)	(702)

Income before income taxes	262	236
Income tax benefit (expense)	2	(19)
Consolidated net income	$264	$217

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2018	2017
Consolidated net income	$264	$217
Net impact of interest rate derivative instruments	—	1
Consolidated comprehensive income	$264	$218

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$264	$217
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,707	2,548
Stock compensation expense	72	69
Accelerated vesting of equity awards	5	17
Noncash interest income, net	(89)	(108)
Loss on extinguishment of debt	—	34
Gain on financial instruments, net	(63)	(38)
Deferred income taxes	—	14
Other, net	(3)	(17)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	237	241
Prepaid expenses and other assets	(117)	(58)
Accounts payable, accrued liabilities and other	(195)	(244)
Receivables from and payables to related party, including deferred management fees	(182)	(11)
Net cash flows from operating activities	2,636	2,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,183)	(1,555)
Change in accrued expenses related to capital expenditures	(565)	(150)
Other, net	10	(7)
Net cash flows from investing activities	(2,738)	(1,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,929	4,640
Repayments of long-term debt	(2,185)	(3,475)
Borrowings (repayments) of loans payable - related parties	(2)	178
Payments for debt issuance costs	—	(21)
Contributions from parent	72	—
Distributions to parent	(747)	(856)
Distributions to noncontrolling interest	(1)	—
Other, net	(3)	(2)
Net cash flows from financing activities	63	464

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39)	1,416
CASH AND CASH EQUIVALENTS, beginning of period	330	1,324
CASH AND CASH EQUIVALENTS, end of period	$291	$2,740

CASH PAID FOR INTEREST	$1,007	$892
CASH PAID FOR TAXES	$—	$1

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures typically included in CCO Holdings' Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Certain prior period amounts have been reclassified to conform with the 2018 presentation.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,319	$—	$67,319	$67,319	$—	$67,319
Goodwill	29,554	—	29,554	29,554	—	29,554
	$96,873	$—	$96,873	$96,873	$—	$96,873

Finite-lived intangible assets:
Customer relationships	$18,229	$(6,914)	$11,315	$18,229	$(6,278)	$11,951
Other intangible assets	341	(63)	278	731	(201)	530
	$18,570	$(6,977)	$11,593	$18,960	$(6,479)	$12,481

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2018 and 2017 was $645 million and $726 million, respectively. Effective January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2014-09, up-front fees paid to market and serve customers who reside in residential multiple dwelling units (“MDUs”) are no longer recorded as intangibles and amortized to depreciation and amortization expense, but are now being recorded as noncurrent assets and are amortized to operating costs and expenses. See Note 15.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Nine months ended December 31, 2018	$1,776
2019	2,146
2020	1,864
2021	1,589
2022	1,319
Thereafter	2,899
$11,593

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

3.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accounts payable – trade	$575	$673
Deferred revenue	472	395
Accrued liabilities:
Programming costs	2,070	1,907
Labor	635	747
Capital expenditures	1,363	1,935
Interest	985	1,054
Taxes and regulatory fees	504	548
Other	853	882
	$7,457	$8,141

4.    Long-Term Debt

Long-term debt consists of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$500	$497	$500	$497
5.250% senior notes due September 30, 2022	1,250	1,235	1,250	1,235
5.125% senior notes due February 15, 2023	1,000	993	1,000	993
4.000% senior notes due March 1, 2023	500	496	500	495
5.125% senior notes due May 1, 2023	1,150	1,143	1,150	1,143
5.750% senior notes due September 1, 2023	500	496	500	496
5.750% senior notes due January 15, 2024	1,000	992	1,000	992
5.875% senior notes due April 1, 2024	1,700	1,687	1,700	1,687
5.375% senior notes due May 1, 2025	750	745	750	745
5.750% senior notes due February 15, 2026	2,500	2,465	2,500	2,464
5.500% senior notes due May 1, 2026	1,500	1,489	1,500	1,489
5.875% senior notes due May 1, 2027	800	795	800	794
5.125% senior notes due May 1, 2027	3,250	3,217	3,250	3,216
5.000% senior notes due February 1, 2028	2,500	2,463	2,500	2,462
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,989	2,000	1,988
4.464% senior notes due July 23, 2022	3,000	2,979	3,000	2,977
4.908% senior notes due July 23, 2025	4,500	4,463	4,500	4,462
3.750% senior notes due February 15, 2028	1,000	985	1,000	985
4.200% senior notes due March 15, 2028	1,250	1,238	1,250	1,238
6.384% senior notes due October 23, 2035	2,000	1,981	2,000	1,981
6.484% senior notes due October 23, 2045	3,500	3,466	3,500	3,466
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
6.834% senior notes due October 23, 2055	500	495	500	495

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Credit facilities	10,223	10,135	9,479	9,387
Time Warner Cable, LLC:
6.750% senior notes due July 1, 2018	2,000	2,023	2,000	2,045
8.750% senior notes due February 14, 2019	1,250	1,317	1,250	1,337
8.250% senior notes due April 1, 2019	2,000	2,119	2,000	2,148
5.000% senior notes due February 1, 2020	1,500	1,569	1,500	1,579
4.125% senior notes due February 15, 2021	700	728	700	730
4.000% senior notes due September 1, 2021	1,000	1,042	1,000	1,045
5.750% sterling senior notes due June 2, 2031 (a)	876	945	845	912
6.550% senior debentures due May 1, 2037	1,500	1,685	1,500	1,686
7.300% senior debentures due July 1, 2038	1,500	1,786	1,500	1,788
6.750% senior debentures due June 15, 2039	1,500	1,723	1,500	1,724
5.875% senior debentures due November 15, 2040	1,200	1,257	1,200	1,258
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	912	879	879	847
4.500% senior debentures due September 15, 2042	1,250	1,138	1,250	1,137
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,222	1,000	1,232
8.375% senior debentures due July 15, 2033	1,000	1,308	1,000	1,312
Total debt	69,811	70,949	69,003	70,231
Less current portion:
6.750% senior notes due July 1, 2018	(2,000)	(2,023)	(2,000)	(2,045)
8.750% senior notes due February 14, 2019	(1,250)	(1,317)	—	—
Long-term debt	$66,561	$67,609	$67,003	$68,186

(a)	Principal amount includes £625 million valued at $876 million and $845 million as of March 31, 2018 and December 31, 2017, respectively, using the exchange rate at the respective dates.

(b)	Principal amount includes £650 million valued at $912 million and $879 million as of March 31, 2018 and December 31, 2017, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, in regards to Time Warner Cable, LLC and Time Warner Cable Enterprises LLC debt assumed, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount into US dollars is remeasured as of each balance sheet date. See Note 6. The Company has availability under the Charter Operating credit facilities of approximately $2.8 billion as of March 31, 2018.

During the three months ended March 31, 2017, CCO Holdings and CCO Holdings Capital Corp. jointly issued $2.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027. The net proceeds, as well as cash on hand, were used in February and April 2017 to repurchase $2.75 billion of various series of senior unsecured notes, pay related fees and expenses as well as for general corporate purposes. For the three months ended March 31, 2017, the Company recorded a loss on extinguishment of debt of $33 million related to the notes repurchased in February 2017.

In January 2017, Charter Operating entered into an amendment to its Amended and Restated Credit Agreement dated May 18, 2016 (the “Credit Agreement”) decreasing the applicable LIBOR margins and eliminating the LIBOR floors on certain term loans outstanding at that time. The Company recorded a loss on extinguishment of debt of $1 million for the three months ended March 31, 2017 related to these transactions.

In April 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $800 million aggregate principal amount of 5.375% senior notes due April 1, 2038 at a price of 98.846% of the aggregate principal amount and $1.7 billion

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

aggregate principal amount of 5.750% senior notes due April 1, 2048 at a price of 99.706% of the aggregate principal amount. The net proceeds, together with cash on hand, will be used to repay certain existing indebtedness, including to repurchase or redeem all of the outstanding $2.0 billion in aggregate principal amount of Time Warner Cable, LLC’s 6.750% notes due July 1, 2018, to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

5.    Loans Payable - Related Party

Loans payable - related party as of March 31, 2018 and December 31, 2017 consists of loans from Charter Communications Holdings Company, LLC (“Charter Holdco”) to the Company of $674 million and $655 million, respectively, and loans from Charter to the Company of $237 million and $233 million, respectively. Interest accrues on loans payable - related party at LIBOR plus 1.50% and 1.75% as of March 31, 2018 and December 31, 2017, respectively.

6.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In May 2016, the Company entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years. The fair value of the Company's cross-currency derivatives on its consolidated balance sheets was $103 million included in other noncurrent assets and $25 million included in other long-term liabilities as of March 31, 2018 and December 31, 2017, respectively.

The Company’s derivative instruments are not designated as hedges and are marked to fair value each period, with the impact recorded as a gain or loss on financial instruments, net in the consolidated statements of operations. While these derivative instruments are not designated as hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk.

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended March 31,
	2018	2017
Gain on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	$128	$65
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(65)	(28)
Other, net	—	1
	$63	$38

7.    Fair Value Measurements

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2018 and December 31, 2017 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. As of March 31, 2018 and December 31, 2017, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Financial instruments accounted for at fair value on a recurring basis are presented in the table below.

	March 31, 2018	December 31, 2017
	Level 2	Level 2
Assets
Cross-currency derivative instruments	$103	$—
Liabilities
Cross-currency derivative instruments	$—	$25

A summary of the carrying value and fair value of debt as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$60,814	$61,350	$60,844	$63,443
Credit facilities	$10,135	$10,235	$9,387	$9,440

The estimated fair value of the Company’s senior notes and debentures as of March 31, 2018 and December 31, 2017 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No material impairments were recorded during the three months ended March 31, 2018 and 2017.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

8.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2018	2017
Programming	$2,752	$2,604
Regulatory, connectivity and produced content	533	498
Costs to service customers	1,855	1,801
Marketing	751	765
Mobile	8	—
Other	943	916
	$6,842	$6,584

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company. Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games which are recorded as games are exhibited over the applicable season. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and small and medium business customers, including internal and third-party labor for installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Mobile costs represent incremental costs incurred to launch the Company's mobile service. Other includes corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax and insurance expense and stock compensation expense, among others.

9.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2018	2017
Merger and restructuring costs	$48	$95
Special charges, net	24	2
Gain on sale of assets, net	(7)	(3)
	$65	$94

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Merger and restructuring costs

Merger and restructuring costs represent costs incurred in connection with merger and acquisition transactions and related restructuring, such as advisory, legal and accounting fees, employee retention costs, employee termination costs related to the acquisition in 2016 of Time Warner Cable Inc. ("TWC") and Bright House Networks, LLC ("Bright House") and other exit costs. The Company expects to incur additional merger and restructuring costs in connection with the acquisition of TWC and Bright House. Changes in accruals for merger and restructuring costs are presented below:

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total
Liability, December 31, 2016	$7	$244	$25	$—	$276
Costs incurred	4	226	4	68	302
Cash paid	(10)	(298)	(12)	(60)	(380)
Remaining liability, December 31, 2017	1	172	17	8	198
Costs incurred	—	37	—	6	43
Cash paid	—	(90)	—	—	(90)
Remaining liability, March 31, 2018	$1	$119	$17	$14	$151

In addition to the costs incurred indicated above, the Company recorded $5 million and $17 million of expense related to accelerated vesting of equity awards of terminated employees during the three months ended March 31, 2018 and 2017, respectively.

Special charges, net

Special charges, net primarily includes a $22 million charge related to the Company's withdrawal liability from a multiemployer pension plan, employee termination costs not related to the acquisition of TWC and Bright House and net amounts of litigation settlements.

Gain on sale of assets, net

Gain on sale of assets, net represents the net gain recognized on the sales and disposals of fixed assets and cable systems.

10.    Income Taxes

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

For the three months ended March 31, 2018 and 2017, the Company recorded income tax benefit of $2 million and income tax expense of $19 million, respectively. Income tax expense is generally recognized through increases in deferred tax liabilities as well as through current federal and state income tax expense. The income tax benefit for the three months ended March 31, 2018 was primarily the result of audit settlements previously recorded as uncertain tax positions offset by state income tax accruals.

The Company has reported provisional amounts for the income tax effects of Tax Cuts & Jobs Act (“Tax Reform”) for which the accounting is incomplete but a reasonable estimate could be determined. There were no specific impacts of Tax Reform that could not be reasonably estimated which the Company accounted for under prior tax law. Based on a continued analysis of the estimates

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $125 million and $134 million, excluding interest and penalties, as of March 31, 2018 and December 31, 2017, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2018; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter, Charter Holdings, or Charter Holdco, the Company's indirect parent companies, for income tax purposes, are currently under examination by the Internal Revenue Service ("IRS"). Charter and Charter Holdings' 2016 and 2017 tax years remain open for examination and assessment. Charter’s tax years ending 2014 through the short period return dated May 17, 2016 (prior to the acquisition of TWC and Bright House) remain subject to examination and assessment. Years prior to 2014 remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three months ended March 31, 2018, nor does the Company anticipate a material impact in the future.

11.     Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.

Liberty and A/N

Under the terms of the Amended and Restated Stockholders Agreement with Liberty Broadband Corporation (“Liberty Broadband”), A/N and Charter, dated May 23, 2015, the number of Charter’s directors is fixed at 13, and includes its CEO. Two designees selected by A/N are members of the board of directors of Charter and three designees selected by Liberty Broadband are members of the board of directors of Charter. The remaining eight directors are not affiliated with either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter’s board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and Charter (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designation and other governance rights. Mr. Thomas Rutledge, the Company’s CEO, is the chairman of the board of Charter.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the “Letter Agreement”) that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $400 million.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Company is aware that Dr. John Malone may be deemed to have a 37.5% voting interest in Qurate Retail, Inc. (formerly known as Liberty Interactive Corporation (“Liberty Interactive”)) and is chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three months ended March 31, 2018 and 2017, the Company recorded revenue in aggregate of approximately $16 million and $17 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, each a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”). The Company is aware that Dr. Malone owns 93.6% of the series B common stock of Discovery, 6% of the series C common stock of Discovery and has a 28% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A preferred stock of Discovery and 100% of the Series C preferred stock of Discovery and has a 24.2% voting interest for the election of directors. A/N PP has the right to appoint three directors out of a total of eleven directors to Discovery’s board to be elected by the holders of Discovery’s Series A preferred stock. In addition, Dr. Malone is a member of the board of directors of Lions Gate Entertainment Corp. (“Lions Gate”, parent company of Starz, Inc.) and owns approximately 5.5% in the aggregate of the common stock of Lions Gate and has 7.9% of the voting power, pursuant to his ownership of Lions Gate Class A voting shares. The Company purchases programming from both Discovery and Lions Gate pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that either Discovery or Lions Gate would currently be considered related parties. The amounts paid in the aggregate to Discovery and Lions Gate represent less than 3% of total operating costs and expenses for the three months ended March 31, 2018 and 2017.

Equity Investments

The Company and its parent companies have agreements with certain equity-method investees pursuant to which the Company has made or received related party transaction payments. The Company and its parent companies recorded payments to equity-method investees totaling $63 million and $68 million during the three months ended March 31, 2018 and 2017, respectively.

12.     Contingencies

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit names as defendants Liberty Broadband, the board of directors of Charter and Charter. Plaintiff alleges that the transactions with Liberty improperly benefit Liberty Broadband at the expense of other Charter shareholders. Charter filed a motion to dismiss this litigation. The Court of Chancery has not yet made a final ruling on the motion to dismiss. Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this suit. Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

The California Attorney General and the Alameda County, California District Attorney are investigating whether certain of Charter’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. That investigation was commenced in January 2014. A similar investigation involving TWC was initiated in February 2012. Charter is cooperating with these investigations. While the Company is unable to predict the outcome of these investigations, it does not expect that the outcome will have a material effect on its operations, financial condition, or cash flows.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. A trial began on February 13, 2017.  On March 3, 2017 the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. The Company has appealed the case to the United States Court of Appeals for the Federal Circuit. In addition to its appeal, the Company continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the U.S. District Court for the District of Delaware implicating Sprint's LTE technology.  The impact of the Sprint verdict was reflected in the measurement period adjustments to net current liabilities. The Company does not

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition.  The ultimate outcome of this litigation or the pursuit of indemnity against the Company’s vendor cannot be predicted.

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

On October 23, 2015, the New York Office of the Attorney General (the “NY AG”) began an investigation of TWC's advertised Internet speeds and other Internet product advertising. On February 1, 2017, the NY AG filed suit in the Supreme Court for the State of New York alleging that TWC's advertising of Internet speeds was false and misleading. The suit seeks restitution and injunctive relief. The Company's motion to dismiss the NY AG’s complaint was denied by the trial court and the Company has appealed the ruling. The Company intends to defend itself vigorously. Although no assurances can be made that such defenses would ultimately be successful, the Company does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows.

In addition to the Sprint litigation described above, the Company and its parent companies are defendants or co-defendants in several additional lawsuits involving alleged infringement of various patents relating to various aspects of their businesses. Other industry participants are also defendants in certain of these cases. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

The Company and its parent companies are parties to other lawsuits, claims and regulatory inquiries that arise in the ordinary course of conducting their business. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company’s reputation.

13.     Stock Compensation Plans

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2018	2017
Stock options	1,429,800	1,102,600
Restricted stock	—	—
Restricted stock units	483,700	268,200

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As of March 31, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $309 million for stock options, $0.2 million for restricted stock and $301 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years for stock options, one month for restricted stock and two years for restricted stock units.

The Company recorded $72 million and $69 million of stock compensation expense for the three months ended March 31, 2018 and 2017, respectively, which is included in operating costs and expenses. The Company also recorded $5 million and $17 million of expense for the three months ended March 31, 2018 and 2017, respectively, related to accelerated vesting of equity awards of terminated employees, which is recorded in merger and restructuring costs.

14.     Employee Benefit Plans

The Company sponsors two qualified defined benefit pension plans, the TWC Pension Plan and the TWC Union Pension Plan, that provide pension benefits to a majority of employees who were employed by TWC before the acquisition of TWC. The Company also provides a nonqualified defined benefit pension plan for certain employees under the TWC Excess Pension Plan.

Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period. Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions. The Company has elected to follow a mark-to-market pension accounting policy for recording the actuarial gains or losses annually during the fourth quarter, or earlier if a remeasurement event occurs during an interim period. No future compensation increases or future service will be credited to participants of the pension plans given the frozen nature of the plans.

The components of net periodic pension benefit for the three months ended March 31, 2018 and 2017 are recorded in other income (expense), net in the consolidated statements of operations and consisted of the following:

	Three Months Ended March 31,
	2018	2017
Interest cost	$32	$34
Expected return on plan assets	(52)	(47)
Net periodic pension benefit	$(20)	$(13)

The Company made no cash contributions to the qualified pension plans during the three months ended March 31, 2018 and 2017; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2018 to the extent benefits are paid.

15.     Recently Issued Accounting Standards

Accounting Standards Adopted January 1, 2018

ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”)

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 provides a single principles-based, five step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method with a cumulative-effect adjustment to equity. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position or results of operation. Previously reported results will not be restated under this transition method. The adoption results in the deferral of residential and small and medium business installation revenues and enterprise commission expenses over a period of time instead of recognized immediately. The adoption also results in the reclassification of the amortization of up-front fees paid to market and serve customers who reside in residential MDUs to operating costs and expenses instead of amortized as an intangible to depreciation and amortization expense.

The January 1, 2018 adoption cumulative-effect adjustment consisted of an increase to other noncurrent assets of $120 million, an increase to accounts payable and accrued liabilities of $71 million, an increase to deferred income tax liabilities of $11 million and an increase to total shareholders’ equity of $38 million. Charter applied the cumulative-effect method to all contracts as of January 1, 2018. Operating results for the three months ended March 31, 2018 are not materially different than results that would have been reported under guidance in effect before application of ASU 2014-09.

Nature of Services

Residential Services

Residential customers are offered video, Internet and voice services primarily on a subscription basis. Residential customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over a one month service period as the subscription services are delivered. Each optional service purchased is generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Residential video customers have the option to purchase additional tiers of services, as well as video-on-demand (“VOD”) programming and pay-per-view programming on a per-event basis. Video revenues consist primarily of revenues from the selected programming service tier, as well as VOD fees, pay-per-view fees, retransmission fees, regulatory fees, equipment service fees and video installation fees.

Residential Internet customers receive data download and upload services with speeds dependent on the selected tier of service. Customers are also offered a security suite, an in-home WiFi product, and an out-of-home WiFi service. Internet revenues consist primarily of data services, WiFi service fees and Internet installation fees.

Residential voice customers receive unlimited local and long distance calling to United States, Canada, Mexico, and Puerto Rico, voicemail, call waiting, caller ID, call forward and other features. Customers may also purchase international calling either by the minute, or through packages of minutes per month. Voice revenues consist primarily of voice services and regulatory fees.

Small and Medium Business

Small and medium business customers are offered video, Internet and voice services similar to those provided to residential customers. Small and medium business customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over a one month service period as the subscription services are delivered.

Enterprise Solutions

Enterprise Solutions include fiber-delivered communications and managed information technology solutions to larger businesses, as well as high-capacity last-mile data connectivity services to wireless and wireline carriers, Internet service providers, and other competitive carriers on a wholesale basis. Services are primarily offered on a subscription basis with a contractually specified and non-cancelable service period. The non-cancelable contract terms for enterprise services generally range from two to seven years. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the contract period as the subscription services are delivered. Enterprise subscription services are billed as monthly reoccurring charges to customers and related installation services, if applicable, are billed upon completion of the customer installation. Installation services are not accounted for as distinct performance obligations, but rather a component of the connectivity services, and therefore upfront installation fees are deferred and recognized as revenue over the related contract period.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Advertising Services

The Company offers local, regional and national businesses the opportunity to advertise in individual and multiple markets on cable television networks and digital outlets. Placement of advertising is accounted for as a distinct performance obligation and revenue is recognized at the point in time when the advertising is distributed. In some markets, the Company has formed advertising interconnects or entered into representation agreements with other video distributors, under which the Company sells advertising on behalf of those distributors. In other markets, the Company has entered into representation agreements under which another operator in the area will sell advertising on the Company’s behalf. For representation arrangements in which the Company controls the sale of advertising and acts as the principal to the transaction, the Company recognizes revenue earned from the advertising customer on a gross basis and the amount remitted to the distributor as an operating expense. For other representation arrangements in which the Company does not control the sale of advertising and acts as an agent to the transaction, the Company recognizes revenue net of any fee remitted to the distributor.

The Company’s revenues by product line are as follows:

	Three Months Ended March 31,
	2018	2017
Video	$4,297	$4,079
Internet	3,708	3,398
Voice	556	694
Residential revenue	8,561	8,171

Small and medium business	937	900
Enterprise	579	539
Commercial revenue	1,516	1,439

Advertising sales	356	337
Other	220	217
	$10,653	$10,164

Fees imposed on the Company by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $246 million and $235 million for the three months ended March 31, 2018 and 2017, respectively, are reported in video, voice and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Certain taxes, such as sales taxes imposed on the Company’s customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situation.

A significant portion of our revenue is derived from customers who may generally cancel their subscriptions at any time without penalty. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Revenue from customers with a contractually specified term and non-cancelable service period will be recognized over the term of such contracts, which is generally two to seven years for our enterprise contracts.

Significant Judgments

The Company often provides multiple services to a customer. Provision of customer premise equipment, installation services, and additional service tiers may have a significant level of integration and interdependency with the subscription video, Internet, voice, or connectivity services provided. Judgment is required to determine whether provision of customer premise equipment, installation services, and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Allocation of the transaction price to the distinct performance obligations in bundled residential service subscriptions requires judgment. The transaction price for a bundle of residential services is frequently less than the sum of the standalone selling prices of each individual service. The Company allocates the residential services bundle discount among the services to which the discount relates based on the relative standalone selling prices of those services. Standalone selling prices for the Company’s residential video and Internet services are directly observable, while standalone selling price for the Company’s residential voice service is estimated using the adjusted market assessment approach which relies upon information from peers and competitors who sell residential voice services individually.

The Company believes residential and small and medium business non-refundable upfront installation fees charged to customers result in a material right to renew the contract as such fees are not required to be paid upon subsequent renewals. The residential and small and medium business upfront fee is deferred over the period the fee remains material to the customer, which the Company has estimated to be approximately six months. Estimation of the period the fee remains material to the customer requires consideration of both quantitative and qualitative factors including average installation fee, average revenue per customer, and customer behavior, among others.

Contract Liabilities

Timing of revenue recognition may differ from the timing of invoicing to customers. Residential, small and medium business, and enterprise customers are invoiced for subscription services in advance of the service period. Deferred revenue liabilities, or contract liabilities, are recorded when the Company collects payments in advance of performing the services. Deferred revenue liabilities, or contract liabilities, are also recorded when the Company invoices customers upfront for installation services that are recognized as revenue over time. Residential and small and medium business installation revenues are deferred over the period the fee remains material to the customer. Enterprise installation revenues are deferred using a portfolio approach over the average contract life of each enterprise service category. As of March 31, 2018, current deferred revenue liabilities consisting of refundable customer prepayments of $386 million and upfront installation fees of $86 million were included in accounts payable and accrued liabilities. As of March 31, 2018, long-term deferred revenue liabilities consisting of enterprise upfront installation fees of $33 million were included in other long-term liabilities.

Contract Costs

The Company recognizes an asset for incremental costs of obtaining a contract with a customer if the amortization period of those costs is expected to be longer than one year and the costs are expected to be recovered. Enterprise sales commission costs meet the requirements to be deferred and, as a result, are recognized using a portfolio approach over a commission expense weighted-average enterprise contract period. Deferred enterprise commission costs are included in other noncurrent assets in the consolidated balance sheet and totaled $127 million as of March 31, 2018. As the amortization period of residential and small and medium business commissions costs is less than one year, the Company applies the practical expedient that allows such costs to be expensed as incurred. The Company has determined that the amortization period associated with residential and small and medium business commission costs is less than one year based on qualitative and quantitative factors.

The Company recognizes an asset for costs incurred to fulfill a contract when those costs are directly related to services provided under the contract, generate or enhance resources of the entity that will be used in performing service obligations under the contract, and are expected to be recovered. Up-front fees paid to MDUs, such as apartment building owners, in order to gain access to market and serve tenants who reside within the MDU meet the requirements to be deferred and, as a result, are recognized over the term of the MDU contract. Deferred upfront MDU fees are amortized on a straight-line basis and are included in other noncurrent assets in the consolidated balance sheet and totaled $247 million as of March 31, 2018. Amortization expense of $15 million was included in regulatory, connectivity and produced content within operating expenses in the consolidated statements of operations for the three months ended March 31, 2018. Residential and small and medium business installation costs not capitalized into property, plant and equipment are expensed as incurred under cable industry-specific guidance.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”)

In August 2016, the FASB issued ASU No. 2016-15 which clarifies how entities should classify cash receipts and cash payments related to eight specific cash flow matters on the statement of cash flows, with the objective of reducing existing diversity in

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

practice. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact to the Company’s consolidated financial statements.

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”)

In November 2016, the FASB issued ASU No. 2016-18 which requires that amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018. The new guidance will only be applicable to amounts described by the Company as restricted cash. The Company currently does not have amounts described as restricted cash; however, the Company's consolidated statement of cash flows for the year ended December 31, 2016 will be recast to present $22.3 billion of restricted cash as beginning of period cash and cash equivalents.

ASU No. 2017-09, Scope of Modification Accounting ("ASU 2017-09")

In May 2017, the FASB issued ASU No. 2017-09 which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material impact to the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

ASU No. 2016-02, Leases (“ASU 2016-02”)

In February 2016, the FASB issued ASU No. 2016-02 which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018 (January 1, 2019 for the Company).  The new standard currently requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the earliest period presented in the financial statements, although the FASB recently approved an option for transition relief to not restate or make required disclosures under the new standard in comparative periods in the period of adoption. Along with that transition relief, the FASB also recently approved a practical expedient for lessors to allow for the combined presentation of lease and non-lease revenues when certain conditions are met.

The Company’s adoption process of ASU 2016-02 is ongoing, including evaluating and quantifying the impact on its consolidated financial statements, identifying the population of leases (and embedded leases), implementing a selected technology solution and collecting and validating lease data. The Company expects its lease obligations designated as operating leases (as disclosed in Note 18 to the audited consolidated financial statements in its most recent Annual Report on Form 10-K) will be reported on the consolidated balance sheets upon adoption, and is currently evaluating the impact to its consolidated financial statements as it relates to other potential embedded lease arrangements of the business that have otherwise been previously disclosed as a contractual commitment.

ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”)

In January 2017, the FASB issued ASU No. 2017-04 which eliminates step two from the goodwill impairment test. Under the new standard, to the extent the carrying amount of a reporting unit exceeds the fair value, the Company will record an impairment charge equal to the difference. The impairment charge recognized should not exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statements.

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

Comprehensive income equaled consolidated net income for the three months ended March 31, 2018. Condensed consolidating financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 follow.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Balance Sheets
As of March 31, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$291	$—	$291
Accounts receivable, net	—	1,374	—	1,374
Receivables from related party	43	—	(43)	—
Prepaid expenses and other current assets	—	351	—	351
Total current assets	43	2,016	(43)	2,016

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	33,668	—	33,668
Customer relationships, net	—	11,315	—	11,315
Franchises	—	67,319	—	67,319
Goodwill	—	29,554	—	29,554
Total investment in cable properties, net	—	141,856	—	141,856

INVESTMENT IN SUBSIDIARIES	81,694	—	(81,694)	—
LOANS RECEIVABLE – RELATED PARTY	526	—	(526)	—
OTHER NONCURRENT ASSETS	—	1,353	—	1,353

Total assets	$82,263	$145,225	$(82,263)	$145,225

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$278	$7,179	$—	$7,457
Payables to related party	—	472	(43)	429
Current portion of long-term debt	—	3,340	—	3,340
Total current liabilities	278	10,991	(43)	11,226

LONG-TERM DEBT	18,713	48,896	—	67,609
LOANS PAYABLE – RELATED PARTY	—	1,437	(526)	911
DEFERRED INCOME TAXES	—	32	—	32
OTHER LONG-TERM LIABILITIES	—	2,152	—	2,152

MEMBER’S EQUITY
Controlling interest	63,272	81,694	(81,694)	63,272
Noncontrolling interests	—	23	—	23
Total member’s equity	63,272	81,717	(81,694)	63,295

Total liabilities and member’s equity	$82,263	$145,225	$(82,263)	$145,225

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$10,653	$—	$10,653

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	6,842	—	6,842
Depreciation and amortization	—	2,707	—	2,707
Other operating expenses, net	—	65	—	65
	—	9,614	—	9,614
Income from operations	—	1,039	—	1,039

OTHER INCOME (EXPENSES):
Interest expense, net	(254)	(604)	—	(858)
Gain on financial instruments, net	—	63	—	63
Other income, net	—	18	—	18
Equity in income of subsidiaries	518	—	(518)	—
	264	(523)	(518)	(777)

Income before income taxes	264	516	(518)	262
INCOME TAX BENEFIT	—	2	—	2
Net income	$264	$518	$(518)	$264

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(254)	$2,890	$—	$2,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,183)	—	(2,183)
Change in accrued expenses related to capital expenditures	—	(565)	—	(565)
Contributions to subsidiaries	(72)	—	72	—
Distributions from subsidiaries	1,001	—	(1,001)	—
Other, net	—	10	—	10
Net cash flows from investing activities	929	(2,738)	(929)	(2,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	2,929	—	2,929
Repayments of long-term debt	—	(2,185)	—	(2,185)
Repayments loans payable - related parties	—	(2)	—	(2)
Distributions to noncontrolling interest	—	(1)	—	(1)
Contributions from parent	72	72	(72)	72
Distributions to parent	(747)	(1,001)	1,001	(747)
Other, net	—	(3)	—	(3)
Net cash flows from financing activities	(675)	(191)	929	63

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, beginning of period	—	330	—	330
CASH AND CASH EQUIVALENTS, end of period	$—	$291	$—	$291

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

We are the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 27.5 million residential and business customers at March 31, 2018. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology ("IT") solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels and sell security and home management services in the residential marketplace.

Overview

In 2017, we completed the roll-out of Spectrum pricing and packaging ("SPP") to Time Warner Cable Inc. ("TWC") and Bright House Networks, LLC ("Bright House") markets simplifying our offers and improving our packaging of products, allowing us to deliver more value to new and existing customers. As of March 31, 2018, approximately 65% of our residential customers are in an SPP package. In 2017, we also began converting the remaining TWC and Bright House analog markets to an all-digital platform enabling us to deliver more HD channels and higher Internet speeds. The bulk of this all-digital initiative will take place in 2018. Our corporate organization, as well as our marketing, sales and product development departments, are centralized. Field operations are managed through eleven regional areas, each designed to represent a combination of designated marketing areas. In 2017, we began migrating TWC and Bright House customer care centers to our model of using virtualized, U.S.-based in-house call centers. We are focused on deploying superior products and service with minimal service disruptions as we integrate our information technology and network operations. We intend to continue to insource the TWC and Bright House workforces in our call centers and in our field operations, which we expect to lead to lower customer churn and longer customer lifetimes.

Our integration activities will continue in 2018 with the expectation that by 2019 we will have substantially integrated the practices and systems of Charter, TWC and Bright House. In 2018, we will also begin launching our mobile product. As a result of growth costs for a new product line and implementing our operating strategy across TWC and Bright House, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended March 31,
	2018	2017	% Change
Revenues	$10,653	$10,164	4.8%
Adjusted EBITDA	$3,883	$3,649	6.4%
Income from operations	$1,039	$938	10.7%

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

Growth in total revenue, Adjusted EBITDA and income from operations for the three months ended March 31, 2018 compared to the corresponding prior period was primarily due to growth in our Internet and commercial businesses. In addition to the items noted above, Adjusted EBITDA growth was affected by increases in programming costs and costs to service customers. Income from operations was additionally affected by an increase in depreciation and amortization offset by a decrease in merger and restructuring costs.

All customer statistics include the operations of TWC, Bright House and Charter, each of which is based on individual legacy company reporting methodology. These methodologies differ and their differences may be material. Statistical reporting will be conformed to a single reporting methodology beginning in the second quarter of 2018 and prior periods will be restated. The following table summarizes our customer statistics for video, Internet and voice as of March 31, 2018 and 2017 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2018 (a)	2017 (a)
Customer Relationships (b)
Residential	25,870	25,131
Small and Medium Business	1,590	1,439
Total Customer Relationships	27,460	26,570

Residential Primary Service Units (“PSU”)
Video	16,422	16,736
Internet	22,876	21,802
Voice	10,375	10,364
	49,673	48,902

Monthly Residential Revenue per Residential Customer (c)	$110.89	$109.11

Small and Medium Business PSUs
Video	463	411
Internet	1,389	1,249
Voice	939	809
	2,791	2,469

Monthly Small and Medium Business Revenue per Customer (d)	$198.50	$211.21

Enterprise PSUs (e)	119	99

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of March 31, 2018 and 2017, customers include approximately 186,500 and 168,400 customers, respectively, whose accounts were over 60 days past due, approximately 16,000 and 13,300 customers, respectively, whose accounts were over 90 days past due, and approximately 12,800 and 7,900 customers, respectively, whose accounts were over 120 days past due.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Revenues	$10,653	$10,164

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	6,842	6,584
Depreciation and amortization	2,707	2,548
Other operating expenses, net	65	94
	9,614	9,226
Income from operations	1,039	938

Other Expenses:
Interest expense, net	(858)	(719)
Loss on extinguishment of debt	—	(34)
Gain on financial instruments, net	63	38
Other income, net	18	13
	(777)	(702)

Income before income taxes	262	236
Income tax benefit (expense)	2	(19)
Consolidated net income	$264	$217

Revenues. Total revenues grew $489 million for the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as growth in expanded basic video penetration offset by a decrease in limited basic video customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended March 31,
	2018	2017	% Change
Video	$4,297	$4,079	5.3%
Internet	3,708	3,398	9.1%
Voice	556	694	(19.8)%
Residential revenue	8,561	8,171	4.8%

Small and medium business	937	900	4.1%
Enterprise	579	539	7.3%
Commercial revenue	1,516	1,439	5.3%

Advertising sales	356	337	5.6%
Other	220	217	1.2%
	$10,653	$10,164	4.8%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment rental and video installation revenue. Residential video customers decreased by 314,000 from March 31, 2017 to March 31, 2018.

The increase in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2018 compared to three months ended March 31, 2017 Increase / (Decrease)
Bundle revenue allocation and price adjustments	$297
Decrease in video on demand and pay-per-view	(6)
Decrease in average residential video customers	(73)
$218

Residential Internet customers grew by 1,074,000 customers from March 31, 2017 to March 31, 2018. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2018 compared to three months ended March 31, 2017 Increase / (Decrease)
Increase in average residential Internet customers	$174
Price adjustments, bundle revenue allocation and service level changes	136
$310

Residential voice customers grew by 11,000 customers from March 31, 2017 to March 31, 2018. The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2018 compared to three months ended March 31, 2017 Increase / (Decrease)
Bundle revenue allocation and price adjustments	$(141)
Increase in average residential voice customers	3
$(138)

Small and medium business PSUs grew by 322,000 from March 31, 2017 to March 31, 2018. The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2018 compared to three months ended March 31, 2017 Increase / (Decrease)
Increase in small and medium business customers	$97
Value pricing related to SPP	(60)
$37

Enterprise PSUs increased 20,000 from March 31, 2017 to March 31, 2018. Enterprise commercial revenues increased $40 million during the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $19 million during the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to an increase in political and addressable advertising.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $3 million during the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to an increase in late payment fees.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2018 compared to three months ended March 31, 2017 Increase / (Decrease)
Programming	$148
Regulatory, connectivity and produced content	35
Costs to service customers	54
Marketing	(14)
Mobile	8
Other	27
$258

Programming costs were approximately $2.8 billion and $2.6 billion for the three months ended March 31, 2018 and 2017, respectively, representing 40% of total operating costs and expenses for both time periods. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents, higher expanded basic video package customers partly offset by one-time programming benefits during the three months ended March 31, 2018.  We expect programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $35 million during the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to the adoption of Accounting Standards Update 2014-09 as of the January 1, 2018, which results in the reclassification of expenses related to the amortization of up-front fees paid to market and serve customers who reside in MDUs that were recorded in depreciation and amortization expense in the prior-year period to regulatory, connectivity and produced content expenses, as well as higher regulatory fees related to higher video revenue. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Costs to service customers increased $54 million during the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to an increase in bad debt expense.

The change in other expense is attributable to the following (dollars in millions):

Three months ended March 31, 2018 compared to three months ended March 31, 2017 Increase / (Decrease)
Advertising sales expense	$14
Corporate costs	(14)
Property tax and insurance	12
Enterprise	5
Stock compensation expense	3
Other	7
$27

Depreciation and amortization. Depreciation and amortization expense increased by $159 million during the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net. The decrease in other operating expenses, net are attributable to the following (dollars in millions):

Three months ended March 31, 2018 compared to three months ended March 31, 2017 Increase / (Decrease)
Merger and restructuring costs	$(47)
Special charges, net	22
(Gain) loss on sale of assets, net	(4)
$(29)

The decrease in merger and restructuring costs during the three months ended March 31, 2018 compared to the corresponding period in 2017 is primarily due to a decrease of approximately $39 million of employee termination and retention costs. The increase in special charges, net is primarily due to an increase in a withdrawal liability from a multiemployer pension plan of approximately $22 million during the three months ended March 31, 2018. See Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $139 million for the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily as a result of an increase in weighted average debt outstanding of approximately $8.8 billion primarily due to the issuance of notes throughout 2017 for general corporate purposes including distributions to parent companies for stock buybacks.

Loss on extinguishment of debt. Loss on extinguishment of debt of $34 million for the three months ended March 31, 2017 primarily represents losses recognized as a result of repurchases of CCO Holdings notes. For more information, see Note 4 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Gain on financial instruments, net. We recorded gains of $63 million and $38 million during the three months ended March 31, 2018 and 2017, respectively. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of our cross currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other income, net. Other income, net primarily represents other pension benefits offset by equity losses on our equity-method investments.

Income tax benefit (expense). We recognized income tax benefit of $2 million and income tax expense of $19 million for the three months ended March 31, 2018 and 2017, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities, as well as through current federal and state income tax expense. The income tax benefit for the three months ended March 31, 2018 was primarily the result of audit settlements previously recorded as uncertain tax positions offset by state income tax payments. For more information, see Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Consolidated net income. Consolidated net income increased from $217 million for the three months ended March 31, 2017 to $264 million for the three months ended March 31, 2018 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $273 million for both the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Consolidated net income	$264	$217
Plus: Interest expense, net	858	719
Income tax (benefit) expense	(2)	19
Depreciation and amortization	2,707	2,548
Stock compensation expense	72	69
Loss on extinguishment of debt	—	34
Gain on financial instruments, net	(63)	(38)
Other, net	47	81
Adjusted EBITDA	$3,883	$3,649

Net cash flows from operating activities	$2,636	$2,664
Less: Purchases of property, plant and equipment	(2,183)	(1,555)
Change in accrued expenses related to capital expenditures	(565)	(150)
Free cash flow	$(112)	$959

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In April 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $800 million aggregate principal amount of 5.375% senior notes due April 1, 2038 at a price of 98.846% of the aggregate principal amount and $1.7 billion aggregate principal amount of 5.750% senior notes due April 1, 2048 at a price of 99.706% of the aggregate principal amount. The net proceeds, together with cash on hand, will be used to repay certain existing indebtedness, including to repurchase or redeem all of the outstanding $2.0 billion in aggregate principal amount of Time Warner Cable, LLC’s 6.750% notes due July 1, 2018, to pay related fees and expenses and for general corporate purposes, including distributions to our parent companies to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of March 31, 2018 was $69.8 billion, consisting of $10.2 billion of credit facility debt, $40.7 billion of investment grade senior secured notes and $18.9 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we launch our new mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we provide the handset or tablet to customers pursuant to equipment installment plans. We had negative free cash flow of $112 million for the three months ended March 31, 2018 and free cash flow of $959 million for the three months ended March 31, 2017. The decrease in free cash flow is primarily due to an unfavorable change in working capital. As of March 31, 2018, the amount available under our credit facilities was approximately $2.8 billion and cash on hand was approximately $291 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as distributions to our parent companies for stock repurchases and dividends. Charter's target leverage remains at 4 to 4.5 times, and up to 3.5 times at the Charter Operating level. Our leverage was 4.5 as of March 31, 2018. We may increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three months ended March 31, 2018 and 2017, Charter purchased approximately 1.6 million and 2.5 million shares, respectively, of Charter Class A common stock for approximately $556 million and $799 million, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $400 million. Charter Holdings purchased from A/N 369,475 and 83,416 Charter Holdings common units at an average price per unit of $343.88 and $324.63 or $127 million and $27 million during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, Charter had remaining board authority to purchase an additional $554 million of Charter’s Class A common stock and/or Charter Holdings common units. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

As possible acquisitions, swaps or dispositions arise, we actively review them against our objectives including, among other considerations, improving the operational efficiency, geographic clustering of assets, product development or technology capabilities of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisitions, dispositions or system swaps, or that any such transactions will be material to our operations or results.

Free Cash Flow

Free cash flow decreased $1.1 billion during the three months ended March 31, 2018 compared to the corresponding prior period in 2017 due to the following (dollars in millions).

Three months ended March 31, 2018 compared to three months ended March 31, 2017 Increase / (Decrease)
Increase in capital expenditures	$(628)
Changes in working capital, excluding change in accrued interest	(597)
Increase in cash paid for interest, net	(116)
Increase in Adjusted EBITDA	234
Decrease in merger and restructuring costs	35
Other, net	1
$(1,071)

The changes in working capital, excluding change in accrued interest is primarily due to the timing of fourth quarter 2017 capital expenditures and other payments.

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of March 31, 2018, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on March 31, 2018 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

However, without regard to leverage, during any calendar year or any portion thereof during which the borrower is a flow-through entity for tax purposes, and so long as no event of default exists, the borrower may make distributions to the equity interests of the borrower in an amount sufficient to make permitted tax payments.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $291 million and $330 million in cash and cash equivalents as of March 31, 2018 and December 31, 2017, respectively.

Operating Activities. Net cash provided by operating activities decreased $28 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $182 million more cash, an increase in cash paid for interest, net of $116 million offset by an increase in Adjusted EBITDA of $234 million.

Investing Activities. Net cash used in investing activities was $2.7 billion and $1.7 billion for the three months ended March 31, 2018 and 2017, respectively. The increase in cash used was primarily due to an increase in capital expenditures.

Financing Activities. Net cash provided by financing activities was $63 million and $464 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash provided was primarily due to a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.2 billion and $1.6 billion for the three months ended March 31, 2018 and 2017, respectively.  The increase was primarily due to higher spend on customer premise equipment for SPP and our all-digital initiative, higher scalable infrastructure related to the timing of spend and planned product improvements and higher support capital investments due to the timing of spend and insourcing. See the table below for more details.

The actual amount of our capital expenditures in 2018 will depend on a number of factors, including our all-digital transition in the TWC and Bright House markets, further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $565 million and $150 million for the three months ended March 31, 2018 and 2017, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2018 and 2017. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Customer premise equipment (a)	$934	$707
Scalable infrastructure (b)	486	268
Line extensions (c)	291	248
Upgrade/rebuild (d)	142	107
Support capital (e)	330	225
Total capital expenditures	$2,183	$1,555

Capital expenditures included in total related to:
Commercial services	$283	$268
All-digital transition	$186	$1
Mobile	$17	$—

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We use derivative instruments to manage foreign exchange risk on the Sterling Notes, and do not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency derivative instruments have maturities of June 2031 and July 2042. We are required to post collateral on the cross-currency derivative instruments when such instruments are in a liability position. In May 2016, we entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

As of March 31, 2018 and December 31, 2017, the weighted average interest rate on the credit facility debt was approximately 3.7% and 3.4%, respectively, and the weighted average interest rate on the senior notes was approximately 5.7% as of both time periods, resulting in a blended weighted average interest rate of 5.4% as of both time periods. The interest rate on approximately 85% and 86% of the total principal amount of our debt was effectively fixed as of March 31, 2018 and December 31, 2017, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2018 (dollars in millions).

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$2,000	$3,250	$3,500	$2,200	$4,250	$44,388	$59,588	$61,350
Average Interest Rate	6.75%	8.44%	4.19%	4.32%	4.70%	5.70%	5.67%

Variable Rate	$156	$207	$207	$207	$207	$9,239	$10,223	$10,235
Average Interest Rate	3.89%	4.28%	4.40%	4.41%	4.39%	4.61%	4.58%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2018 including applicable bank spread.

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

During the quarter ended March 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes “Legal Proceedings” under Item 3 of Part I. Other than as described in Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements,” there have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the updated risk factors described in our Form 10-K.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: May 1, 2018		Chief Accounting Officer

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: May 1, 2018		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101**
The following financial statements from CCO Holdings, LLC's Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on May 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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