Form 10-Q
period 2018-06-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2018-07-31
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of June 30, 2018: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2018

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2018. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$484	$330
Accounts receivable, less allowance for doubtful accounts of
$126 and $113, respectively	1,591	1,611
Prepaid expenses and other current assets	295	243
Total current assets	2,370	2,184

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $20,015 and $18,049, respectively	34,081	33,552
Customer relationships, net	10,710	11,951
Franchises	67,319	67,319
Goodwill	29,554	29,554
Total investment in cable properties, net	141,664	142,376

OTHER NONCURRENT ASSETS	1,291	1,133

Total assets	$145,325	$145,693

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,799	$8,141
Payables to related party	474	635
Current portion of long-term debt	5,387	2,045
Total current liabilities	13,660	10,821

LONG-TERM DEBT	66,730	68,186
LOANS PAYABLE - RELATED PARTY	920	888
DEFERRED INCOME TAXES	32	32
OTHER LONG-TERM LIABILITIES	2,165	2,184

MEMBER’S EQUITY:
Member's equity	61,796	63,559
Accumulated other comprehensive loss	(2)	(1)
Total CCO Holdings member's equity	61,794	63,558
Noncontrolling interests	24	24
Total member’s equity	61,818	63,582

Total liabilities and member’s equity	$145,325	$145,693

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES	$10,850	$10,357	$21,503	$20,521

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	6,882	6,582	13,724	13,166
Depreciation and amortization	2,590	2,592	5,297	5,140
Other operating expenses, net	29	135	94	229
	9,501	9,309	19,115	18,535
Income from operations	1,349	1,048	2,388	1,986

OTHER EXPENSES:
Interest expense, net	(888)	(754)	(1,746)	(1,473)
Loss on extinguishment of debt	—	(1)	—	(35)
Loss on financial instruments, net	(75)	(70)	(12)	(32)
Other income (expense), net	(23)	13	(5)	26
	(986)	(812)	(1,763)	(1,514)

Income before income taxes	363	236	625	472
Income tax expense	(7)	(10)	(5)	(29)
Consolidated net income	356	226	620	443
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net income attributable to CCO Holdings member	$355	$225	$619	$442

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income	$356	$226	$620	$443
Foreign currency translation adjustment	(1)	—	(1)	—
Net impact of interest rate derivative instruments	—	2	—	3
Consolidated comprehensive income	355	228	619	446
Less: Comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Comprehensive income attributable to CCO Holdings member	$354	$227	$618	$445

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$620	$443
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	5,297	5,140
Stock compensation expense	142	134
Accelerated vesting of equity awards	5	37
Noncash interest income, net	(177)	(196)
Loss on extinguishment of debt	—	35
Loss on financial instruments, net	12	32
Deferred income taxes	—	16
Other, net	11	(29)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	20	79
Prepaid expenses and other assets	(78)	16
Accounts payable, accrued liabilities and other	1	(56)
Receivables from and payables to related party, including deferred management fees	(137)	(23)
Net cash flows from operating activities	5,716	5,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,574)	(3,703)
Change in accrued expenses related to capital expenditures	(466)	197
Other, net	(55)	(49)
Net cash flows from investing activities	(5,095)	(3,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,628	7,146
Repayments of long-term debt	(3,500)	(5,529)
Borrowings of loans payable - related parties	7	178
Payments for debt issuance costs	(17)	(42)
Contributions from parent	77	—
Distributions to parent	(2,656)	(4,622)
Distributions to noncontrolling interest	(1)	—
Other, net	(5)	(7)
Net cash flows from financing activities	(467)	(2,876)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154	(803)
CASH AND CASH EQUIVALENTS, beginning of period	330	1,324
CASH AND CASH EQUIVALENTS, end of period	$484	$521

CASH PAID FOR INTEREST	$1,889	$1,653
CASH PAID FOR TAXES	$19	$20

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.    Organization and Basis of Presentation

Organization

CCO Holdings, LLC (together with its subsidiaries, “CCO Holdings,” or the “Company”) is the second largest cable operator in the United States and a leading broadband communications company providing video, Internet and voice services to residential and business customers. The Company also recently launched its mobile service to residential customers. In addition, the Company sells video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology solutions to larger enterprise customers. The Company also owns and operates regional sports networks and local sports, news and lifestyle channels and sells security and home management services to the residential marketplace.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,319	$—	$67,319	$67,319	$—	$67,319
Goodwill	29,554	—	29,554	29,554	—	29,554
	$96,873	$—	$96,873	$96,873	$—	$96,873

Finite-lived intangible assets:
Customer relationships	$18,229	$(7,519)	$10,710	$18,229	$(6,278)	$11,951
Other intangible assets	354	(72)	282	731	(201)	530
	$18,583	$(7,591)	$10,992	$18,960	$(6,479)	$12,481

Amortization expense related to customer relationships and other intangible assets for the three and six months ended June 30, 2018 was $614 million and $1.3 billion, respectively, and $695 million and $1.4 billion for the three and six months ended June 30, 2017, respectively. Effective January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2014-09, up-front fees paid to market and serve customers who reside in residential multiple dwelling units (“MDUs”) are no longer recorded as intangibles and amortized to depreciation and amortization expense, but are now being recorded as noncurrent assets and are amortized to operating costs and expenses. See Note 15.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Six months ended December 31, 2018	$1,163
2019	2,148
2020	1,866
2021	1,591
2022	1,320
Thereafter	2,904
$10,992

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

3.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts payable – trade	$662	$673
Deferred revenue	486	395
Accrued liabilities:
Programming costs	2,082	1,907
Labor	657	747
Capital expenditures	1,467	1,935
Interest	1,071	1,054
Taxes and regulatory fees	547	548
Other	827	882
	$7,799	$8,141

4.    Long-Term Debt

Long-term debt consists of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$500	$498	$500	$497
5.250% senior notes due September 30, 2022	1,250	1,236	1,250	1,235
5.125% senior notes due February 15, 2023	1,000	993	1,000	993
4.000% senior notes due March 1, 2023	500	497	500	495
5.125% senior notes due May 1, 2023	1,150	1,143	1,150	1,143
5.750% senior notes due September 1, 2023	500	496	500	496
5.750% senior notes due January 15, 2024	1,000	993	1,000	992
5.875% senior notes due April 1, 2024	1,700	1,687	1,700	1,687
5.375% senior notes due May 1, 2025	750	745	750	745
5.750% senior notes due February 15, 2026	2,500	2,465	2,500	2,464
5.500% senior notes due May 1, 2026	1,500	1,489	1,500	1,489
5.875% senior notes due May 1, 2027	800	795	800	794
5.125% senior notes due May 1, 2027	3,250	3,218	3,250	3,216
5.000% senior notes due February 1, 2028	2,500	2,464	2,500	2,462
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,990	2,000	1,988
4.464% senior notes due July 23, 2022	3,000	2,980	3,000	2,977
4.908% senior notes due July 23, 2025	4,500	4,464	4,500	4,462
3.750% senior notes due February 15, 2028	1,000	986	1,000	985
4.200% senior notes due March 15, 2028	1,250	1,239	1,250	1,238
6.384% senior notes due October 23, 2035	2,000	1,981	2,000	1,981
5.375% senior notes due April 1, 2038	800	785	—	—
6.484% senior notes due October 23, 2045	3,500	3,466	3,500	3,466
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

5.750% senior notes due April 1, 2048	1,700	1,683	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	9,121	9,036	9,479	9,387
Time Warner Cable, LLC:
6.750% senior notes due July 1, 2018	2,000	2,000	2,000	2,045
8.750% senior notes due February 14, 2019	1,250	1,298	1,250	1,337
8.250% senior notes due April 1, 2019	2,000	2,089	2,000	2,148
5.000% senior notes due February 1, 2020	1,500	1,560	1,500	1,579
4.125% senior notes due February 15, 2021	700	726	700	730
4.000% senior notes due September 1, 2021	1,000	1,039	1,000	1,045
5.750% sterling senior notes due June 2, 2031 (a)	825	889	845	912
6.550% senior debentures due May 1, 2037	1,500	1,683	1,500	1,686
7.300% senior debentures due July 1, 2038	1,500	1,784	1,500	1,788
6.750% senior debentures due June 15, 2039	1,500	1,721	1,500	1,724
5.875% senior debentures due November 15, 2040	1,200	1,257	1,200	1,258
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	859	827	879	847
4.500% senior debentures due September 15, 2042	1,250	1,139	1,250	1,137
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,212	1,000	1,232
8.375% senior debentures due July 15, 2033	1,000	1,305	1,000	1,312
Total debt	71,105	72,117	69,003	70,231
Less current portion:
6.750% senior notes due July 1, 2018	(2,000)	(2,000)	(2,000)	(2,045)
8.750% senior notes due February 14, 2019	(1,250)	(1,298)	—	—
8.250% senior notes due April 1, 2019	(2,000)	(2,089)	—	—
Long-term debt	$65,855	$66,730	$67,003	$68,186

(a)	Principal amount includes £625 million valued at $825 million and $845 million as of June 30, 2018 and December 31, 2017, respectively, using the exchange rate at the respective dates.

(b)	Principal amount includes £650 million valued at $859 million and $879 million as of June 30, 2018 and December 31, 2017, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, in regards to Time Warner Cable, LLC and Time Warner Cable Enterprises LLC debt assumed, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount into U.S. dollars is remeasured as of each balance sheet date. See Note 6. The Company has availability under the Charter Operating credit facilities of approximately $3.9 billion as of June 30, 2018.

In April 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $800 million aggregate principal amount of 5.375% senior notes due April 1, 2038 at a price of 98.846% of the aggregate principal amount and $1.7 billion aggregate principal amount of 5.750% senior notes due April 1, 2048 at a price of 99.706% of the aggregate principal amount. The net proceeds, together with cash on hand, were used to repay certain existing indebtedness, including the redemption of all of the outstanding $2.0 billion in aggregate principal amount of Time Warner Cable, LLC’s 6.750% notes due July 1, 2018, to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In July 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $400 million aggregate

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

principal amount of senior floating rate notes due February 1, 2024 and $1.1 billion aggregate principal amount of 4.500% senior notes due February 1, 2024 at a price of 99.893% of the aggregate principal amount. Interest on the floating rate notes accrues at LIBOR plus 1.650%. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

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

Loss on extinguishment of debt consisted of the following for the three and six months ended June 30, 2017.

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
CCO Holdings notes redemption	$—	$(33)
Time Warner Cable, LLC notes redemption	(1)	(1)
Charter Operating credit facility refinancing	—	(1)
	$(1)	$(35)

5.    Loans Payable - Related Party

Loans payable - related party as of June 30, 2018 and December 31, 2017 consists of loans from Charter Communications Holdings Company, LLC (“Charter Holdco”) to the Company of $674 million and $655 million, respectively, and loans from Charter to the Company of $246 million and $233 million, respectively. Interest accrued on loans payable - related party at LIBOR plus 1.50% and 1.75% during the periods ending June 30, 2018 and December 31, 2017, respectively.

6.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In May 2016, the Company entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years. The fair value of the Company's cross-currency derivatives on its consolidated balance sheets was $78 million and $25 million included in other long-term liabilities as of June 30, 2018 and December 31, 2017, respectively.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	(181)	(7)	$(53)	$58
Foreign currency remeasurement of Sterling Notes to U.S. dollars	106	(63)	41	(91)
Other, net	—	—	—	1
	$(75)	$(70)	$(12)	$(32)

7.    Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2018 and December 31, 2017 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. As of June 30, 2018 and December 31, 2017, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Financial instruments accounted for at fair value on a recurring basis are presented in the table below.

	June 30, 2018	December 31, 2017
	Level 2	Level 2
Liabilities
Cross-currency derivative instruments	$78	$25

A summary of the carrying value and fair value of debt as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$63,081	$62,010	$60,844	$63,443
Credit facilities	$9,036	$9,099	$9,387	$9,440

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The estimated fair value of the Company’s senior notes and debentures as of June 30, 2018 and December 31, 2017 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No material impairments were recorded during the three and six months ended June 30, 2018 and 2017.

8.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Programming	$2,803	$2,649	$5,555	$5,253
Regulatory, connectivity and produced content	560	532	1,093	1,030
Costs to service customers	1,784	1,762	3,638	3,562
Marketing	769	760	1,520	1,525
Mobile	33	—	41	—
Other	933	879	1,877	1,796
	$6,882	$6,582	$13,724	$13,166

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company. Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the applicable season. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and small and medium business customers, including internal and third-party labor for installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Mobile costs represent incremental costs related to the Company's mobile service. Other includes corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax and insurance expense and stock compensation expense, among others.

9.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Merger and restructuring costs	$28	$131	$76	$226
Special charges, net	7	4	31	6
Gain on sale of assets, net	(6)	—	(13)	(3)
	$29	$135	$94	$229

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

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total
Liability, December 31, 2016	$7	$244	$25	$—	$276
Costs incurred	4	226	4	68	302
Cash paid	(10)	(298)	(12)	(60)	(380)
Remaining liability, December 31, 2017	1	172	17	8	198
Costs incurred	—	49	1	21	71
Cash paid	—	(128)	—	(16)	(144)
Remaining liability, June 30, 2018	$1	$93	$18	$13	$125

In addition to the costs incurred indicated above, the Company recorded $5 million of expense related to accelerated vesting of equity awards of terminated employees during the six months ended June 30, 2018, and $20 million and $37 million during the three and six months ended June 30, 2017, respectively.

Special charges, net

Special charges, net primarily includes employee termination costs not related to the acquisition of TWC and Bright House and net amounts of litigation settlements. For the six months ended June 30, 2018, special charges, net also included a $22 million charge related to the Company's withdrawal liability from a multiemployer pension plan.

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

Generally, the taxable income, gains, losses, deductions and credits of CCO Holdings are passed through to its indirect members, Charter and Advance/Newhouse Partnership (“A/N”). Charter is responsible for its share of taxable income or loss of CCO Holdings allocated to it in accordance with the Charter Holdings Limited Liability Company Agreement (“LLC Agreement”) and partnership tax rules and regulations. Charter also records financial statement deferred tax assets and liabilities related to its investment, and its underlying net assets, in CCO Holdings.

The Company recorded income tax expense of $7 million and $5 million for the three and six months ended June 30, 2018, respectively, and $10 million and $29 million for the three and six months ended June 30, 2017, respectively. Income tax expense decreased year over year primarily due to audit settlements previously recorded as uncertain tax positions offset by state income tax accruals.

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

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $124 million and $134 million, excluding interest and penalties, as of June 30, 2018 and December 31, 2017, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2018; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter or Charter Holdco, the Company's indirect parent companies, for income tax purposes, are currently under examination by the Internal Revenue Service ("IRS"). Charter's 2016 and 2017 tax years remain open for examination and assessment. Charter’s tax years ending 2014 through the short period return dated May 17, 2016 (prior to the acquisition of TWC and Bright House) remain subject to examination and assessment. Years prior to 2014 remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 tax year remains open for examination. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and six months ended June 30, 2018, nor does the Company anticipate a material impact in the future.

11.     Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.

Liberty Broadband and A/N

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Company is aware that Dr. John Malone may be deemed to have a 37.5% voting interest in Qurate Retail, Inc. ("Qurate," formerly known as Liberty Interactive Corporation) and is on the board of directors of Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three and six months ended June 30, 2018, the Company recorded revenue in aggregate of approximately $17 million and $33 million, respectively, and for the three and six months ended June 30, 2017, the Company recorded revenue in aggregate of approximately $16 million and $33 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, each a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”). The Company is aware that Dr. Malone owns 93.6% of the series B common stock of Discovery, 6% of the series C common stock of Discovery and has a 28% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and of which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 24.2% voting interest for the election of directors. A/N PP has the right to appoint three directors out of a total of eleven directors to Discovery’s board to be elected by the holders of Discovery’s Series A-1 preferred stock. In addition, Dr. Malone is a member of the board of directors of Lions Gate Entertainment Corp. (“Lions Gate”, parent company of Starz, Inc.) and owns approximately 7.9% of Lions Gate's Class A voting shares and 5.5% of Lions Gate's Class B non-voting shares and has 7.9% of the voting power, pursuant to his ownership of Lions Gate Class A voting shares. Lions Gate reported in July 2018 that Dr. Malone notified it of his intention to retire from the Lions Gate board of directors effective as of their annual meeting of shareholders in September 2018. The Company purchases programming from both Discovery and Lions Gate pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that either Discovery or Lions Gate would currently be considered related parties. The amounts paid in the aggregate to Discovery and Lions Gate represent less than 3% of total operating costs and expenses for the three and six months ended June 30, 2018 and 2017.

Equity Investments

The Company and its parent companies have agreements with certain equity-method investees pursuant to which the Company has made or received related party transaction payments. The Company and its parent companies recorded payments to equity-method investees totaling $86 million and $149 million during the three and six months ended June 30, 2018, respectively, and $78 million and $146 million during the three and six months ended June 30, 2017, respectively.

12.     Contingencies

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Charter and its board of directors, alleged that the challenged transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. Charter and its directors moved to dismiss the lawsuit. In July 2018, the Court of Chancery granted the motion in part and denied it in part, thus permitting the lawsuit to proceed to the discovery phase. Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this lawsuit. Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

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

Sprint filed a second suit against Charter on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 15 patents related to the Company's provision of VoIP services (ten of which were already asserted against Legacy TWC in the matter described above). Charter is investigating the allegations and will vigorously defend this case. While the Company is unable to predict the outcome of its investigations, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

Sprint filed a third suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia. This suit alleges infringement of three patents related to the Company's video on demand services. The Company is investigating the allegations and will vigorously defend this case. While the Company is unable to predict the outcome of its investigations, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	36,700	42,600	1,466,500	1,145,200
Restricted stock	9,700	9,500	9,700	9,500
Restricted stock units	21,700	9,500	505,400	277,700

Charter stock options and restricted stock units generally cliff vest upon the three year anniversary of each grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant. TWC restricted stock units that were converted into Charter restricted stock units generally vest 50% on each of the third and fourth anniversary of the grant date.

As of June 30, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $271 million for stock options, $2 million for restricted stock and $260 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, one year for restricted stock and two years for restricted stock units.

The Company recorded $70 million and $142 million of stock compensation expense for the three and six months ended June 30, 2018, respectively, and $65 million and $134 million or the three and six months ended and June 30, 2017, respectively, which is included in operating costs and expenses. The Company also recorded $5 million for the six months ended June 30, 2018, and $20 million and $37 million for the three and six months ended June 30, 2017, respectively, of expense related to accelerated vesting of equity awards of terminated employees, which is recorded in merger and restructuring costs.

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

The components of net periodic pension benefit for the three and six months ended June 30, 2018 and 2017 are recorded in other income (expense), net in the consolidated statements of operations and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$(32)	$(34)	$(64)	$(68)
Expected return on plan assets	52	47	104	94
Net periodic pension benefit	$20	$13	$40	$26

The Company made no cash contributions to the qualified pension plans during the three and six months ended June 30, 2018 and 2017; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2018 to the extent benefits are paid.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

15.     Recently Issued Accounting Standards

Accounting Standards Adopted January 1, 2018

ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”)

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 which is a comprehensive revenue recognition standard that superseded nearly all revenue recognition guidance under U.S. GAAP. ASU 2014-09 provides a single principles-based, five step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied.

The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method with a cumulative-effect adjustment to equity. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position or results of operation. Previously reported results will not be restated under this transition method. The adoption results in the deferral of residential and small and medium business installation revenues and enterprise commission expenses over a period of time instead of recognized immediately. The adoption also results in the reclassification of the amortization of up-front fees paid to market and serve customers who reside in residential MDUs to operating costs and expenses instead of amortized as an intangible to depreciation and amortization expense.

The January 1, 2018 adoption cumulative-effect adjustment consisted of an increase to other noncurrent assets of $120 million, an increase to accounts payable and accrued liabilities of $71 million, an increase to deferred income tax liabilities of $11 million and an increase to total shareholders’ equity of $38 million. The Company applied the cumulative-effect adjustment to all contracts as of January 1, 2018. Operating results for the three and six months ended June 30, 2018 are not materially different than results that would have been reported under guidance in effect before application of ASU 2014-09.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Enterprise Solutions

Enterprise Solutions include fiber-delivered communications and managed information technology solutions to larger businesses, as well as high-capacity last-mile data connectivity services to mobile and wireline carriers, Internet service providers, and other competitive carriers on a wholesale basis. Services are primarily offered on a subscription basis with a contractually specified and non-cancelable service period. The non-cancelable contract terms for enterprise services generally range from two to seven years. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the contract period as the subscription services are delivered. Enterprise subscription services are billed as monthly recurring charges to customers and related installation services, if applicable, are billed upon completion of the customer installation. Installation services are not accounted for as distinct performance obligations, but rather a component of the connectivity services, and therefore upfront installation fees are deferred and recognized as revenue over the related contract period.

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

The Company’s revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Video	$4,363	$4,119	$8,655	$8,193
Internet	3,770	3,512	7,477	6,909
Voice	531	650	1,087	1,344
Residential revenue	8,664	8,281	17,219	16,446

Small and medium business	915	890	1,815	1,756
Enterprise	627	588	1,249	1,167
Commercial revenue	1,542	1,478	3,064	2,923

Advertising sales	427	381	783	718
Other	217	217	437	434
	$10,850	$10,357	$21,503	$20,521

Fees imposed on the Company by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $245 million and $491 million for the three and six months ended June 30, 2018, respectively, and $238 million and $473 million for the three and six months ended June 30, 2017, respectively, are reported in video, voice and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Certain taxes, such as sales taxes imposed on the Company’s customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situation.

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

Contract Liabilities

Timing of revenue recognition may differ from the timing of invoicing to customers. Residential, small and medium business, and enterprise customers are invoiced for subscription services in advance of the service period. Deferred revenue liabilities, or contract liabilities, are recorded when the Company collects payments in advance of performing the services. Deferred revenue liabilities, or contract liabilities, are also recorded when the Company invoices customers upfront for installation services that are recognized as revenue over time. Residential and small and medium business installation revenues are deferred over the period the fee remains material to the customer. Enterprise installation revenues are deferred using a portfolio approach over the average contract life of each enterprise service category. As of June 30, 2018, current deferred revenue liabilities consisting of refundable customer prepayments of $401 million and upfront installation fees of $85 million were included in accounts payable and accrued liabilities. As of June 30, 2018, long-term deferred revenue liabilities consisting of enterprise upfront installation fees of $34 million were included in other long-term liabilities.

Contract Costs

The Company recognizes an asset for incremental costs of obtaining a contract with a customer if the amortization period of those costs is expected to be longer than one year and the costs are expected to be recovered. Enterprise sales commission costs meet the requirements to be deferred and, as a result, are recognized using a portfolio approach over a commission expense weighted-average enterprise contract period. Deferred enterprise commission costs are included in other noncurrent assets in the consolidated balance sheet and totaled $134 million as of June 30, 2018. As the amortization period of residential and small and medium business commissions costs is less than one year, the Company applies the practical expedient that allows such costs to be expensed as incurred. The Company has determined that the amortization period associated with residential and small and medium business commission costs is less than one year based on qualitative and quantitative factors.

The Company recognizes an asset for costs incurred to fulfill a contract when those costs are directly related to services provided under the contract, generate or enhance resources of the entity that will be used in performing service obligations under the contract, and are expected to be recovered. Up-front fees paid to MDUs, such as apartment building owners, in order to gain access to market and serve tenants who reside within the MDU meet the requirements to be deferred and, as a result, are recognized over

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

the term of the MDU contract. Deferred upfront MDU fees are amortized on a straight-line basis and are included in other noncurrent assets in the consolidated balance sheet and totaled $254 million as of June 30, 2018. Amortization expense of $15 million and $30 million was included in regulatory, connectivity and produced content within operating expenses in the consolidated statements of operations for the three and six months ended June 30, 2018, respectively. Residential and small and medium business installation costs not capitalized into property, plant and equipment are expensed as incurred under cable industry-specific guidance.

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

ASU No. 2017-09, Scope of Modification Accounting (“ASU 2017-09”)

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

Condensed consolidating financial statements as of June 30, 2018 and December 31, 2017 and for the six months ended June 30, 2018 and 2017 follow.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$484	$—	$484
Accounts receivable, net	—	1,591	—	1,591
Receivables from related party	48	—	(48)	—
Prepaid expenses and other current assets	—	295	—	295
Total current assets	48	2,370	(48)	2,370

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	34,081	—	34,081
Customer relationships, net	—	10,710	—	10,710
Franchises	—	67,319	—	67,319
Goodwill	—	29,554	—	29,554
Total investment in cable properties, net	—	141,664	—	141,664

INVESTMENT IN SUBSIDIARIES	80,222	—	(80,222)	—
LOANS RECEIVABLE – RELATED PARTY	526	—	(526)	—
OTHER NONCURRENT ASSETS	—	1,291	—	1,291

Total assets	$80,796	$145,325	$(80,796)	$145,325

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$283	$7,516	$—	$7,799
Payables to related party	—	522	(48)	474
Current portion of long-term debt	—	5,387	—	5,387
Total current liabilities	283	13,425	(48)	13,660

LONG-TERM DEBT	18,719	48,011	—	66,730
LOANS PAYABLE – RELATED PARTY	—	1,446	(526)	920
DEFERRED INCOME TAXES	—	32	—	32
OTHER LONG-TERM LIABILITIES	—	2,165	—	2,165

MEMBER’S EQUITY
Controlling interest	61,794	80,222	(80,222)	61,794
Noncontrolling interests	—	24	—	24
Total member’s equity	61,794	80,246	(80,222)	61,818

Total liabilities and member’s equity	$80,796	$145,325	$(80,796)	$145,325

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$21,503	$—	$21,503

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	13,724	—	13,724
Depreciation and amortization	—	5,297	—	5,297
Other operating expenses, net	—	94	—	94
	—	19,115	—	19,115
Income from operations	—	2,388	—	2,388

OTHER INCOME (EXPENSES):
Interest expense, net	(508)	(1,238)	—	(1,746)
Loss on financial instruments, net	—	(12)	—	(12)
Other expense, net	—	(5)	—	(5)
Equity in income of subsidiaries	1,127	—	(1,127)	—
	619	(1,255)	(1,127)	(1,763)

Income before income taxes	619	1,133	(1,127)	625
INCOME TAX EXPENSE	—	(5)	—	(5)
Consolidated net income	619	1,128	(1,127)	620
Less: Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income	$619	$1,127	$(1,127)	$619

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2017

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$20,521	$—	$20,521

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	13,166	—	13,166
Depreciation and amortization	—	5,140	—	5,140
Other operating expenses, net	—	229	—	229
	—	18,535	—	18,535
Income from operations	—	1,986	—	1,986

OTHER INCOME (EXPENSES):
Interest expense, net	(404)	(1,069)	—	(1,473)
Loss on extinguishment of debt	(33)	(2)	—	(35)
Loss on financial instruments, net	—	(32)	—	(32)
Other income, net	—	26	—	26
Equity in income of subsidiaries	879	—	(879)	—
	442	(1,077)	(879)	(1,514)

Income before income taxes	442	909	(879)	472
INCOME TAX EXPENSE	—	(29)	—	(29)
Consolidated net income	442	880	(879)	443
Less: Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income	$442	$879	$(879)	$442

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
Consolidated net income	$619	$1,128	$(1,127)	$620
Foreign currency translation adjustment	(1)	(1)	1	(1)
Consolidated comprehensive income	$618	$1,127	$(1,126)	$619
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive income	$618	$1,126	$(1,126)	$618

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
For the six months ended June 30, 2017

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
Consolidated net income	$442	$880	$(879)	$443
Net impact of interest rate derivative instruments	3	3	(3)	3
Consolidated comprehensive income	$445	$883	$(882)	$446
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive income	$445	$882	$(882)	$445

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(502)	$6,218	$—	$5,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4,574)	—	(4,574)
Change in accrued expenses related to capital expenditures	—	(466)	—	(466)
Contributions to subsidiaries	(77)	—	77	—
Distributions from subsidiaries	3,158	—	(3,158)	—
Other, net	—	(55)	—	(55)
Net cash flows from investing activities	3,081	(5,095)	(3,081)	(5,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	5,628	—	5,628
Repayments of long-term debt	—	(3,500)	—	(3,500)
Borrowings loans payable - related parties	—	7	—	7
Payments for debt issuance costs	—	(17)	—	(17)
Distributions to noncontrolling interest	—	(1)	—	(1)
Contributions from parent	77	77	(77)	77
Distributions to parent	(2,656)	(3,158)	3,158	(2,656)
Other, net	—	(5)	—	(5)
Net cash flows from financing activities	(2,579)	(969)	3,081	(467)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	154	—	154
CASH AND CASH EQUIVALENTS, beginning of period	—	330	—	330
CASH AND CASH EQUIVALENTS, end of period	$—	$484	$—	$484

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2017

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(353)	$5,981	$—	$5,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3,703)	—	(3,703)
Change in accrued expenses related to capital expenditures	—	197	—	197
Contribution to subsidiary	(693)	—	693	—
Distributions from subsidiaries	3,228	—	(3,228)	—
Other, net	—	(49)	—	(49)
Net cash flows from investing activities	2,535	(3,555)	(2,535)	(3,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,246	3,900	—	7,146
Repayments of long-term debt	(775)	(4,754)	—	(5,529)
Borrowings loans payable - related parties	—	178	—	178
Payments for debt issuance costs	(31)	(11)	—	(42)
Contributions from parent	—	693	(693)	—
Distributions to parent	(4,622)	(3,228)	3,228	(4,622)
Other, net	—	(7)	—	(7)
Net cash flows from financing activities	(2,182)	(3,229)	2,535	(2,876)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(803)	—	(803)
CASH AND CASH EQUIVALENTS, beginning of period	—	1,324	—	1,324
CASH AND CASH EQUIVALENTS, end of period	$—	$521	$—	$521

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

We are the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 27.6 million residential and business customers at June 30, 2018. We also recently launched our mobile service to residential customers. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology ("IT") solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels and sell security and home management services in the residential marketplace.

Overview

In 2017, we completed the roll-out of Spectrum pricing and packaging ("SPP") to Time Warner Cable Inc. ("TWC") and Bright House Networks, LLC ("Bright House") markets simplifying our offers and improving our packaging of products, allowing us to deliver more value to new and existing customers. As of June 30, 2018, approximately 70% of our residential customers are in an SPP package. In 2017, we also began converting the remaining TWC and Bright House analog markets to an all-digital platform enabling us to deliver more HD channels and higher Internet speeds. As of June 30, 2018, 91% of our footprint was all-digital. Our corporate organization, as well as our marketing, sales and product development departments, are centralized. Field operations are managed through eleven regional areas, each designed to represent a combination of designated marketing areas. In 2017, we began migrating TWC and Bright House customer care centers to our model of using virtualized, U.S.-based in-house call centers. We are focused on deploying superior products and service with minimal service disruptions as we integrate our information technology and network operations. We intend to continue to insource the TWC and Bright House workforces in our call centers and in our field operations, which we expect to lead to lower customer churn and longer customer lifetimes. Our integration activities will continue in 2018 with the expectation that by 2019 we will have substantially integrated the practices and systems of Charter, TWC and Bright House.

At the end of the second quarter of 2018, we launched our mobile product under our mobile virtual network operator ("MVNO") reseller agreement with Verizon Communications Inc. ("Verizon"). Our Spectrum mobile service is currently offered to our residential customers subscribing to our Internet service and runs on Verizon's wireless network combined with our existing network of in-home and outdoor WiFi hotspots. In the future, we may also offer our mobile service to small and medium business customers on similar terms. We also invested in our mobile operating partnership with Comcast Corporation this quarter, with a portion representing our equity investment in the partnership and a portion representing a prepayment of software development and related services for the mobile back office platform. As the partnership delivers services, we will reflect such services as capital or operating expense depending on the nature of services delivered. As a result of growth costs for a new product line and implementing our operating strategy across TWC and Bright House, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three and six months ended June 30, 2018, Adjusted EBITDA was reduced by approximately $33 million and $41 million, respectively, related to mobile and free cash flow was reduced by approximately $116 million and $141 million, respectively.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Revenues	$10,850	$10,357	4.8%	$21,503	$20,521	4.8%
Adjusted EBITDA	$4,038	$3,840	5.2%	$7,921	$7,489	5.8%
Income from operations	$1,349	$1,048	28.9%	$2,388	$1,986	20.3%

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

Growth in total revenue, Adjusted EBITDA and income from operations for the three and six months ended June 30, 2018 compared to the corresponding prior periods was primarily due to growth in our residential Internet and commercial business customers. In addition to the items noted above, Adjusted EBITDA growth was affected by increases in operating costs and expenses primarily programming and mobile. Income from operations for the six months ended June 30, 2018 was additionally affected by an increase in depreciation and amortization offset by a decrease in merger and restructuring costs.

The following table summarizes our customer statistics for video, Internet and voice as of June 30, 2018 and 2017 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2018 (b)	2017 (a)(b)
Customer Relationships (c)
Residential	25,871	25,157
Small and Medium Business	1,750	1,580
Total Customer Relationships	27,621	26,737

Residential Primary Service Units (“PSU”)
Video	16,206	16,502
Internet	23,070	22,005
Voice	10,325	10,375
	49,601	48,882

Monthly Residential Revenue per Residential Customer (d)	$111.88	$109.99

Small and Medium Business PSUs
Video	476	423
Internet	1,552	1,390
Voice	994	863
	3,022	2,676

Monthly Small and Medium Business Revenue per Customer (e)	$176.96	$190.37

Enterprise PSUs (f)	235	202

(a)
Since the closing of the TWC and Bright House transactions in May 2016, we have reported our customer data and results using legacy company reporting methodologies. During the second quarter of 2018, we implemented certain reporting changes on a retrospective basis which allowed for the recasting of historical customer data and results using consistent definitions and reporting methodologies across all three legacy companies. The changes to previously reported customer data and results occurred primarily within TWC and Bright House and include:

(i)
the reclassification of certain customer types, particularly universities, from residential where they were previously reported based on the number of billed units in a bulk contract to small and medium business accounts where they are reported based on the number of physical sites;

(ii)	the recasting of small and medium business and enterprise PSUs which were previously reported based on billing relationships to now being reported based on the number of physical sites; and

(iii)	the reclassification of fiber video service from small and medium business to enterprise.
TWC Hawaii customer statistics are expected to move to our standard methodology in early 2019 and variances, if any, will be disclosed at that time.

(b)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of June 30, 2018 and 2017, customers include approximately 227,500 and 214,100 customers, respectively, whose accounts were over

60 days past due, approximately 19,300 and 15,800 customers, respectively, whose accounts were over 90 days past due and approximately 13,200 and 9,000 customers, respectively, whose accounts were over 120 days past due.

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

Results of Operations

Revenue line items and certain associated expenses have been recast to reflect the customer changes described in note (a) under "Overview" above and to classify certain expenses more closely with organizational responsibility. There were no changes to total revenue, Adjusted EBITDA, capital expenditures, free cash flow or net income. The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$10,850	$10,357	$21,503	$20,521

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	6,882	6,582	13,724	13,166
Depreciation and amortization	2,590	2,592	5,297	5,140
Other operating expenses, net	29	135	94	229
	9,501	9,309	19,115	18,535
Income from operations	1,349	1,048	2,388	1,986

Other Expenses:
Interest expense, net	(888)	(754)	(1,746)	(1,473)
Loss on extinguishment of debt	—	(1)	—	(35)
Loss on financial instruments, net	(75)	(70)	(12)	(32)
Other income (expense), net	(23)	13	(5)	26
	(986)	(812)	(1,763)	(1,514)

Income before income taxes	363	236	625	472
Income tax expense	(7)	(10)	(5)	(29)
Consolidated net income	356	226	620	443
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)

Net income attributable to CCO Holdings member	$355	$225	$619	$442

Revenues. Total revenues grew $493 million and $982 million for the three and six months ended June 30, 2018, respectively, compared to the corresponding period in 2017 primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as growth in expanded basic video penetration offset by a decrease in limited basic video customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Video	$4,363	$4,119	5.9%	$8,655	$8,193	5.6%
Internet	3,770	3,512	7.3%	7,477	6,909	8.2%
Voice	531	650	(18.3)%	1,087	1,344	(19.1)%
Residential revenue	8,664	8,281	4.6%	17,219	16,446	4.7%

Small and medium business	915	890	2.9%	1,815	1,756	3.4%
Enterprise	627	588	6.7%	1,249	1,167	7.0%
Commercial revenue	1,542	1,478	4.4%	3,064	2,923	4.9%

Advertising sales	427	381	12.0%	783	718	9.0%
Other	217	217	(0.3)%	437	434	0.4%
	$10,850	$10,357	4.8%	$21,503	$20,521	4.8%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment rental and video installation revenue. The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 Increase / (Decrease)	Six months ended June 30, 2018 compared to six months ended June 30, 2017 Increase / (Decrease)
Increase related to rate changes	$334	$631
Decrease in average residential video customers	(80)	(153)
Decrease in video on demand and pay-per-view	(10)	(16)
	$244	$462

The increases related to rate changes were primarily due to price adjustments including promotional roll-off, service level changes and bundle revenue allocation. Residential video customers decreased by 296,000 from June 30, 2017 to June 30, 2018.

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 Increase / (Decrease)	Six months ended June 30, 2018 compared to six months ended June 30, 2017 Increase / (Decrease)
Increase in average residential Internet customers	$171	$345
Increase related to rate changes	87	223
	$258	$568

Residential Internet customers grew by 1,065,000 customers from June 30, 2017 to June 30, 2018. The increases related to rate changes were primarily due to price adjustments including promotional roll-off and bundle revenue allocation.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 Increase / (Decrease)	Six months ended June 30, 2018 compared to six months ended June 30, 2017 Increase / (Decrease)
Decrease related to rate changes	$(118)	$(259)
Increase (decrease) in average residential voice customers	(1)	2
	$(119)	$(257)

The decreases related to rate changes were primarily due to value-based pricing and bundle revenue allocation. Residential voice customers decreased by 50,000 customers from June 30, 2017 to June 30, 2018.

The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 Increase / (Decrease)	Six months ended June 30, 2018 compared to six months ended June 30, 2017 Increase / (Decrease)
Increase in small and medium business customers	$95	$190
Decrease related to rate changes	(70)	(131)
	$25	$59

Small and medium business PSUs grew by 346,000 from June 30, 2017 to June 30, 2018. The decreases related to rate changes were primarily due to value pricing related to SPP, net of promotional roll-off and price adjustments.

Enterprise PSUs increased 33,000 from June 30, 2017 to June 30, 2018. Enterprise commercial revenues increased $39 million and $82 million during the three and six months ended June 30, 2018 compared to the corresponding periods in 2017 primarily due to growth in customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $46 million and $65 million during the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017 primarily due to an increase in political and continued roll-out of addressability and newer advanced advertising products that allows for more targeted media purchases using our inventory.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $3 million during the six months ended June 30, 2018 compared to the corresponding period in 2017 primarily due to an increase in late payment fees.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 Increase / (Decrease)	Six months ended June 30, 2018 compared to six months ended June 30, 2017 Increase / (Decrease)
Programming	$154	$302
Regulatory, connectivity and produced content	28	63
Costs to service customers	22	76
Marketing	9	(5)
Mobile	33	41
Other	54	81
	$300	$558

Programming costs were approximately $2.8 billion and $2.6 billion, representing 41% and 40% of total operating costs and expenses for the three months ended June 30, 2018 and 2017, respectively, and $5.6 billion and $5.3 billion, representing 40% and 40% of total operating costs and expenses for the six months ended June 30, 2018 and 2017, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents, higher expanded basic video package customers partly offset by one-time programming benefits during the six months ended June 30, 2018.  We expect programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $28 million and $63 million during the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017 primarily due to the adoption of Accounting Standards Update 2014-09 as of January 1, 2018, which results in the reclassification of expenses related to the amortization of up-front fees paid to market and serve customers who reside in MDUs that were recorded in depreciation and amortization expense in the prior-year period to regulatory, connectivity and produced content expenses, as well as higher regulatory fees related to higher video revenue. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Costs to service customers increased $22 million and $76 million during the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017 primarily due to an increase in bad debt expense.

The change in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 Increase / (Decrease)	Six months ended June 30, 2018 compared to six months ended June 30, 2017 Increase / (Decrease)
Corporate costs	$22	$8
Advertising sales expense	12	26
Property tax and insurance	9	21
Enterprise	8	13
Stock compensation expense	5	8
Other	(2)	5
	$54	$81

Depreciation and amortization. Depreciation and amortization expense decreased by $2 million and increased by $157 million during the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease during the three months ended June 30, 2018 compared to the corresponding period in 2017 was primarily due to a decrease in depreciation and amortization as assets acquired from TWC and Bright House become fully depreciated. Both time periods were also impacted by an increase in depreciation as a result of more recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net. The decrease in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 Increase / (Decrease)	Six months ended June 30, 2018 compared to six months ended June 30, 2017 Increase / (Decrease)
Merger and restructuring costs	$(103)	$(150)
Special charges, net	3	25
Gain on sale of assets, net	(6)	(10)
	$(106)	$(135)

The decrease in merger and restructuring costs during the three and six months ended June 30, 2018 compared to the corresponding periods in 2017 is primarily due to a decrease of approximately $97 million and $136 million of employee termination and retention costs, respectively. The increase in special charges, net during the six months ended June 30, 2018 is primarily due to an increase in a withdrawal liability from a multiemployer pension plan of approximately $22 million. See Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $134 million and $273 million for the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017 primarily as a result of an increase in weighted average debt outstanding of approximately $9 billion primarily due to the issuance of notes throughout 2017 and 2018 for general corporate purposes including distributions to parent companies for stock buybacks.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1 million and $35 million for the three and six months ended June 30, 2017, respectively. The loss on extinguishment of debt for the six months ended June 30, 2017 primarily represents losses recognized as a result of repurchases of CCO Holdings notes. For more information, see Note 4 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Loss on financial instruments, net. We recorded losses of $75 million and $12 million during the three and six months ended June 30, 2018, respectively, and $70 million and $32 million during the three and six months ended June 30, 2017, respectively. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of our cross currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other income (expense), net. Other income (expense), net primarily represents equity losses on our equity-method investments of approximately $47 million and $70 million for the three and six months ended June 30, 2018, respectively, and $2 million and $11 million for the three and six months ended June 30, 2017, respectively, offset by other pension benefits. See Note 14 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. We recognized income tax expense of $7 million and $5 million for the three and six months ended June 30, 2018, respectively, and $10 million and $29 million for the three and six months ended June 30, 2017, respectively. Income tax expense decreased year over year primarily due to audit settlements previously recorded as uncertain tax positions offset by state income tax accruals. For more information, see Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member increased from $225 million for the three months ended June 30, 2017 to $355 million for the three months ended June 30, 2018, and from $442 million for the six months ended June 30, 2017 to $619 million for the six months ended June 30, 2018 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $265 million and $538 million for the three and six months ended June 30, 2018, respectively, and $256 million and $529 million for the three and six months ended June 30, 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income	$356	$226	$620	$443
Plus: Interest expense, net	888	754	1,746	1,473
Income tax expense	7	10	5	29
Depreciation and amortization	2,590	2,592	5,297	5,140
Stock compensation expense	70	65	142	134
Loss on extinguishment of debt	—	1	—	35
Loss on financial instruments, net	75	70	12	32
Other, net	52	122	99	203
Adjusted EBITDA	$4,038	$3,840	$7,921	$7,489

Net cash flows from operating activities	$3,080	$2,964	$5,716	$5,628
Less: Purchases of property, plant and equipment	(2,391)	(2,148)	(4,574)	(3,703)
Change in accrued expenses related to capital expenditures	99	347	(466)	197
Free cash flow	$788	$1,163	$676	$2,122

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In April 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $800 million aggregate principal amount of 5.375% senior notes due April 1, 2038 at a price of 98.846% of the aggregate principal amount and $1.7 billion aggregate principal amount of 5.750% senior notes due April 1, 2048 at a price of 99.706% of the aggregate principal amount. The net proceeds, together with cash on hand, were used to repay certain existing indebtedness, including the redemption of all of the outstanding $2.0 billion in aggregate principal amount of Time Warner Cable, LLC’s 6.750% notes due July 1, 2018, to pay related fees and expenses and for general corporate purposes, including distributions to our parent companies to fund buybacks of Charter Class A common stock or Charter Holdings common units.

In July 2018, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $400 million aggregate principal amount of senior floating rate notes due February 1, 2024 and $1.1 billion aggregate principal amount of 4.500% senior notes due February 1, 2024 at a price of 99.893% of the aggregate principal amount. Interest on the floating rate notes accrues at LIBOR plus 1.650%. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including distributions to our parent companies to fund potential buybacks of Charter Class A common stock or Charter Holdings common units.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of June 30, 2018 was $71.1 billion, consisting of $9.1 billion of credit facility debt, $43.1 billion of investment grade senior secured notes and $18.9 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we launch our new mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we provide the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $788 million and $676 million for the three and six months ended June 30, 2018, respectively, and $1.2 billion and $2.1 billion for the three and six months ended June 30, 2017, respectively. The decrease in free cash flow is primarily due to an unfavorable change in working capital as well as an increase in capital expenditures. As of June 30, 2018, the amount available under our credit facilities was approximately $3.9 billion and cash on hand was approximately $484 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as distributions to our parent companies for stock repurchases and dividends. Charter's target leverage remains at 4 to 4.5 times, and up to 3.5 times at the Charter Operating level. Our leverage was 4.5 as of June 30, 2018. We may increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three and six months ended June 30, 2018, Charter purchased approximately 5.7 million and 7.3 million shares, respectively, of Charter Class A common stock for approximately $1.7 billion and $2.2 billion, respectively, and during the three and six months ended June 30, 2017, Charter purchased approximately 10.0 million and 12.4 million shares, respectively, of Charter Class A common stock for approximately $3.3 billion and $4.1 billion, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis once Charter or Charter Holdings have repurchased shares of Class A common stock or Charter Holdings common units from A/N and its affiliates for an aggregate purchase price of $400 million. Charter Holdings purchased from A/N 0.7 million and 1.1 million Charter Holdings common units at an average price per unit of $295.31 and $312.38, or $201 million and $328 million, during the three and six months ended June 30, 2018, respectively. Charter Holdings purchased from A/N 1.2 million and 1.3 million Charter Holdings common units at an average price per unit of $326.50 and $326.38, or $402 million and $429 million, during the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, Charter had remaining board authority to purchase an additional $786 million of Charter’s Class A common stock and/or Charter Holdings common units. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow decreased $375 million and $1.4 billion during the three and six months ended June 30, 2018, respectively, compared to the corresponding prior periods in 2017 due to the following (dollars in millions).

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 Increase / (Decrease)	Six months ended June 30, 2018 compared to six months ended June 30, 2017 Increase / (Decrease)
Changes in working capital, excluding change in accrued interest	$(285)	$(882)
Increase in capital expenditures	(243)	(871)
Increase in cash paid for interest, net	(122)	(238)
Increase in Adjusted EBITDA	198	432
Decrease in merger and restructuring costs	83	118
Other, net	(6)	(5)
	$(375)	$(1,446)

Free cash flow was reduced by $116 million and $141 million during the three and six months ended June 30, 2018, respectively, compared to the corresponding prior periods due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA. The changes in working capital, excluding change in accrued interest is primarily due to the timing of fourth quarter 2017 capital expenditures and other payments.

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of June 30, 2018, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on June 30, 2018 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $484 million and $330 million in cash and cash equivalents as of June 30, 2018 and December 31, 2017, respectively.

Operating Activities. Net cash provided by operating activities increased $88 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in Adjusted EBITDA of $432 million and a decrease in merger and restructuring costs of $118 million offset by changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $219 million more cash and an increase in cash paid for interest, net of $238 million.

Investing Activities. Net cash used in investing activities was $5.1 billion and $3.6 billion for the six months ended June 30, 2018 and 2017, respectively. The increase in cash used was primarily due to an increase in capital expenditures.

Financing Activities. Net cash used in financing activities was $467 million and $2.9 billion for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash used was primarily due to a decrease in distributions to parent companies as well as an increase in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.4 billion and $4.6 billion for the three and six months ended June 30, 2018, respectively, and $2.1 billion and $3.7 billion for the three and six months ended June 30, 2017, respectively.  The increase was primarily due to higher scalable infrastructure related to the timing of spend and planned product improvements, higher support capital investments due to the timing of spend and mobile and higher line extensions as a result of regulatory merger conditions, offset by a decrease in CPE expenditures due to timing. See the table below for more details.

The actual amount of our capital expenditures in 2018 will depend on a number of factors, including our all-digital transition in the TWC and Bright House markets, further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $466 million and increased by $197 million for the six months ended June 30, 2018 and 2017, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2018 and 2017. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer premise equipment (a)	$828	$1,017	$1,762	$1,724
Scalable infrastructure (b)	587	382	1,073	650
Line extensions (c)	353	297	644	545
Upgrade/rebuild (d)	190	145	332	252
Support capital (e)	433	307	763	532
Total capital expenditures	$2,391	$2,148	$4,574	$3,703

Capital expenditures included in total related to:
Commercial services	$309	$335	$592	$603
All-digital transition	$88	$5	$274	$6
Mobile	$53	$—	$70	$—

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers and revenue generating units, including customer installation costs and customer premise equipment (e.g., set-top boxes and cable modems).

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

As of June 30, 2018 and December 31, 2017, the weighted average interest rate on the credit facility debt was approximately 3.9% and 3.4%, respectively, and the weighted average interest rate on the senior notes was approximately 5.7% as of both time periods, resulting in a blended weighted average interest rate of 5.4% as of both time periods. The interest rate on approximately 87% and 86% of the total principal amount of our debt was effectively fixed as of June 30, 2018 and December 31, 2017, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2018 (dollars in millions).

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$2,000	$3,250	$3,500	$2,200	$4,250	$46,784	$61,984	$62,010
Average Interest Rate	6.75%	8.44%	4.19%	4.32%	4.70%	5.69%	5.67%

Variable Rate	$104	$207	$207	$207	$207	$8,189	$9,121	$9,099
Average Interest Rate	3.93%	4.35%	4.51%	4.50%	4.47%	4.72%	4.69%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2018 including applicable bank spread.

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

During the quarter ended June 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes “Legal Proceedings” under Item 3 of Part I. Other than as described below and in Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements,” there have been no material changes from the legal proceedings described in our Form 10-K.

On March 28, 2017, prior to the expiration of the collective bargaining agreement on March 31, 2017, approximately 1,600 of our employees in New York City and New Jersey, represented by Local 3 of the International Brotherhood of Electrical Workers (the “IBEW”) commenced a strike.  Local 3 called the strike because it rejected Charter’s proposal of substantial increases in wages and enrolling employees in Charter’s robust health and retirement benefits, preferring relatively flat wages and continuing to participate in the IBEW sponsored multi-employer pension and medical plans.  During the strike, Charter and the IBEW continued to negotiate but ultimately reached an impasse.  As a result of the impasse, Charter implemented the terms of its proposal, which terms are consistent with terms adopted in contracts between Charter and two other local IBEW union groups negotiated during the same period.  A group of employees represented by Local 3 have subsequently petitioned for an election to decertify the IBEW as the collective bargaining representative for the New York City and New Jersey bargaining unit employees.

During this period, the New York Public Service Commission (the “PSC”) has issued multiple orders against Charter including denying a simple franchise transfer of a small upstate New York cable system that Charter had planned to quickly upgrade to bring robust broadband services to the community for the first time. These orders include two orders on July 27, 2018 relating to the agreement by which the PSC approved Charter’s merger with Time Warner Cable. One order rejected Charter’s arguments as to why Charter has complied with the merger conditions and finds that Charter had failed to satisfy one of its merger conditions by not extending its high speed broadband network according to the PSC’s recent interpretation of which homes and businesses Charter built to should count, and it directs the initiation of a court action to impose financial and other penalties on Charter. The second order, based primarily upon Charter’s progress in meeting its broadband expansion commitment as judged by the PSC, rescinds the PSC’s January 2016 approval of Charter’s acquisition of Time Warner Cable’s New York operations and directs Charter to submit a plan to effect an orderly transition to a successor provider or providers for Charter to cease operations in New York within six months of the order.  Such plan has been ordered to be submitted within 60 days of the July 27, 2018 order.   On July 30, 2018, the PSC filed a petition for penalties and injunctive relief in the Supreme Court of the State of New York seeking penalties of $100,000 per day from June 18, 2018 and until Charter complies with the PSC order and also seeks injunctive relief from the court to enjoin failure to comply with the New York Public Service Laws or any regulation or order of the PSC. Charter continues to believe that its plain reading of the merger conditions is correct and that it is in compliance with the merger conditions. Charter has substantial defenses and appeal rights regarding the actions of the PSC and is aggressively defending against these unprecedented actions. We expect these proceedings to continue for up to several years. While the Company believes the actions by the PSC are without merit and intends to defend the actions vigorously and does not believe the results of the proceedings will have a material adverse effect on Charter, no assurance can be given that, should an adverse outcome result, it would not be material to the Company’s consolidated financial condition, results of operations or liquidity. The Company cannot predict the outcome of the PSC claims nor can it reasonably estimate a range of possible loss in the event of an adverse result.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the updated risk factors described in our Form 10-K.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. has duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: July 31, 2018		Chief Accounting Officer

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: July 31, 2018		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

10.1
Underwriting Agreement, dated as of April 3, 2018, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, as parent guarantor, the subsidiary guarantors party thereto and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 6, 2018 (File No. 001-33664)).

10.2
Ninth Supplemental Indenture, dated as of April 17, 2018, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 20, 2018 (File No. 001-33664)).

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
101**
The following financial statements from CCO Holdings, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, filed with the Securities and Exchange Commission on July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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