Form 10-Q
period 2019-09-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2019-10-30
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ Yes

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐ Yes

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of September 30, 2019: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2019

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2019. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$290	$300
Accounts receivable, less allowance for doubtful accounts of $170 and $129, respectively	2,252	1,699
Prepaid expenses and other current assets	548	400
Total current assets	3,090	2,399

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $26,306 and $23,038, respectively	33,560	34,658
Customer relationships, net	7,956	9,565
Franchises	67,322	67,319
Goodwill	29,554	29,554
Total investment in cable properties, net	138,392	141,096

OPERATING LEASE RIGHT-OF-USE ASSETS	930	—
OTHER NONCURRENT ASSETS	1,398	1,403

Total assets	$143,810	$144,898
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,321	$7,903
Payables to related party	489	545
Operating lease liabilities	180	—
Current portion of long-term debt	3,509	3,290
Total current liabilities	11,499	11,738

LONG-TERM DEBT	71,390	69,537
LOANS PAYABLE - RELATED PARTY	959	925
DEFERRED INCOME TAXES	52	—
LONG-TERM OPERATING LEASE LIABILITIES	794	—
OTHER LONG-TERM LIABILITIES	2,146	2,144

MEMBER’S EQUITY:
Member's equity	56,949	60,532
Accumulated other comprehensive loss	(2)	(2)
Total CCO Holdings member's equity	56,947	60,530
Noncontrolling interests	23	24
Total member’s equity	56,970	60,554

Total liabilities and member’s equity	$143,810	$144,898

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES	$11,449	$10,887	$33,997	$32,390

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,450	7,018	21,950	20,742
Depreciation and amortization	2,411	2,479	7,453	7,776
Other operating expenses, net	18	18	77	112
	9,879	9,515	29,480	28,630
Income from operations	1,570	1,372	4,517	3,760

OTHER INCOME (EXPENSES):
Interest expense, net	(973)	(912)	(2,865)	(2,658)
Gain (loss) on financial instruments, net	(34)	12	(116)	—
Other pension benefits, net	9	207	27	247
Other expense, net	(3)	(4)	(129)	(49)
	(1,001)	(697)	(3,083)	(2,460)

Income before income taxes	569	675	1,434	1,300
Income tax expense	(10)	(8)	(86)	(13)
Consolidated net income	559	667	1,348	1,287
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)
Net income attributable to CCO Holdings member	$559	$667	$1,347	$1,286

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	Member's Equity	Accumulated Other Comprehensive Loss	Total CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member's Equity
BALANCE, December 31, 2018	$60,532	$(2)	$60,530	$24	$60,554
Consolidated net income	350	—	350	—	350
Stock compensation expense	85	—	85	—	85
Contributions from parent	9	—	9	—	9
Distributions to parent	(1,040)	—	(1,040)	—	(1,040)
Distributions to noncontrolling interest	—	—	—	(1)	(1)
BALANCE, March 31, 2019	59,936	(2)	59,934	23	59,957
Consolidated net income	438	—	438	1	439
Stock compensation expense	82	—	82	—	82
Contributions from parent	42	—	42	—	42
Distributions to parent	(1,044)	—	(1,044)	—	(1,044)
BALANCE, June 30, 2019	59,454	(2)	59,452	24	59,476
Consolidated net income	559	—	559	—	559
Stock compensation expense	71	—	71	—	71
Contributions from parent	3	—	3	—	3
Distributions to parent	(3,138)	—	(3,138)	—	(3,138)
Distributions to noncontrolling interest	—	—	—	(1)	(1)
BALANCE, September 30, 2019	$56,949	$(2)	$56,947	$23	$56,970

	Member's Equity	Accumulated Other Comprehensive Loss	Total CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member's Equity
BALANCE, December 31, 2017	$63,559	$(1)	$63,558	$24	$63,582
Consolidated net income	264	—	264	—	264
Stock compensation expense	72	—	72	—	72
Accelerated vesting of equity awards	5	—	5	—	5
Cumulative effect of accounting change	49	—	49	—	49
Contributions from parent	72	—	72	—	72
Distributions to parent	(747)	—	(747)	—	(747)
Distributions to noncontrolling interest	—	—	—	(1)	(1)
BALANCE, March 31, 2018	63,274	(1)	63,273	23	63,296
Consolidated net income	355	—	355	1	356
Stock compensation expense	70	—	70	—	70
Changes in accumulated other comprehensive loss	—	(1)	(1)	—	(1)
Contributions from parent	5	—	5	—	5
Distributions to parent	(1,909)	—	(1,909)	—	(1,909)
BALANCE, June 30, 2018	61,795	(2)	61,793	24	61,817
Consolidated net income	667	—	667	—	667
Stock compensation expense	71	—	71	—	71
Cumulative effect of accounting change	38	—	38	—	38
Contributions from parent	50	—	50	—	50
Distributions to parent	(1,107)	—	(1,107)	—	(1,107)
BALANCE, September 30, 2018	$61,514	$(2)	$61,512	$24	$61,536

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,348	$1,287
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	7,453	7,776
Stock compensation expense	238	213
Accelerated vesting of equity awards	—	5
Noncash interest income, net	(89)	(243)
Other pension benefits, net	(27)	(247)
Loss on financial instruments, net	116	—
Deferred income taxes	54	4
Other, net	155	54
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(567)	(96)
Prepaid expenses and other assets	(207)	(101)
Accounts payable, accrued liabilities and other	(104)	(60)
Receivables from and payables to related party	(23)	(88)
Net cash flows from operating activities	8,347	8,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,913)	(6,692)
Change in accrued expenses related to capital expenditures	(449)	(620)
Other, net	85	(93)
Net cash flows from investing activities	(5,277)	(7,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	13,157	11,552
Repayments of long-term debt	(10,886)	(8,964)
Borrowings of loans payable - related parties	—	7
Payments for debt issuance costs	(48)	(29)
Contributions from parent	54	127
Distributions to parent	(5,222)	(3,763)
Distributions to noncontrolling interest	(2)	(1)
Other, net	(133)	(7)
Net cash flows from financing activities	(3,080)	(1,078)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10)	21
CASH AND CASH EQUIVALENTS, beginning of period	300	330
CASH AND CASH EQUIVALENTS, end of period	$290	$351

CASH PAID FOR INTEREST	$3,065	$2,920
CASH PAID FOR TAXES	$27	$19

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.    Organization and Basis of Presentation

Organization

CCO Holdings, LLC (together with its subsidiaries, “CCO Holdings,” or the “Company”) is the second largest cable operator in the United States and a leading broadband communications company providing video, Internet and voice services to residential and business customers. The Company also offers mobile service to residential customers and recently launched mobile service to a select number of small and medium business customers. In addition, the Company sells video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology solutions to larger enterprise customers. The Company also owns and operates regional sports networks and local sports, news and community channels.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,322	$—	$67,322	$67,319	$—	$67,319
Goodwill	29,554	—	29,554	29,554	—	29,554
	$96,876	$—	$96,876	$96,873	$—	$96,873

Finite-lived intangible assets:
Customer relationships	$18,230	$(10,274)	$7,956	$18,229	$(8,664)	$9,565
Other intangible assets	405	(111)	294	409	(92)	317
	$18,635	$(10,385)	$8,250	$18,638	$(8,756)	$9,882

Amortization expense related to customer relationships and other intangible assets for the three and nine months ended September 30, 2019 was $516 million and $1.6 billion, respectively, and $583 million and $1.8 billion for the three and nine months ended September 30, 2018, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Three months ended December 31, 2019	$514
2020	1,875
2021	1,599
2022	1,329
2023	1,072
Thereafter	1,861
$8,250

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

3.    Investments

The Company recorded impairments on equity investments of approximately $121 million and $58 million during the nine months ended September 30, 2019 and 2018, respectively, which was recorded in other expense, net in the consolidated statements of operations.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts payable – trade	$610	$702
Deferred revenue	526	494
Accrued liabilities:
Programming costs	2,064	2,044
Labor	726	705
Capital expenditures	973	1,472
Interest	943	1,045
Taxes and regulatory fees	532	508
Other	947	933
	$7,321	$7,903

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

The Company’s leases have base rent periods and some have optional renewal periods. Leases with base rent periods of less than 12 months are not recorded on the balance sheet. For purposes of measurement of lease liabilities, the expected lease terms may include renewal options when it is reasonably certain that the Company will exercise such options. Based on conditions of the Company's existing leases and its overall business strategies, the majority of the Company's renewal options are not reasonably certain in determining the expected lease term. The Company will periodically reassess expected lease terms (and purchase options, if applicable) based on significant triggering events or compelling economic reasons to exercise such options.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The components of lease related expenses, net are as follows.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense (a)	$92	$281

Finance lease expense:
Amortization of right-of-use assets	3	10
Interest on lease liabilities	1	4
Total finance lease expense	4	14

Sublease income	(5)	(15)
Total lease related expenses, net	$91	$280

(a)	Includes short-term leases and variable leases costs of $31 million and $92 million for the three and nine months ended September 30, 2019, respectively.

Supplemental cash flow information related to leases is as follows.

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$185
Operating cash flows from finance leases	$4
Financing cash flows from finance leases	$5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$171
Finance leases	$27

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Supplemental balance sheet information related to leases is as follows.

September 30, 2019
Operating leases:
Operating lease right-of-use assets	$930

Current operating lease liabilities	$180
Long-term operating lease liabilities	794
Total operating lease liabilities	$974

Finance leases:
Finance lease right-of-use assets (included within property, plant and equipment, net)	$165

Current finance lease liabilities (included within accounts payable and accrued liabilities)	$7
Long-term finance lease liabilities (included within other long-term liabilities)	51
Total finance lease liabilities	$58

Weighted average remaining lease term
Operating leases	6.8 years
Finance leases	16.3 years

Weighted average discount rate
Operating leases	4.5%
Finance leases	5.7%

Maturities of lease liabilities are as follows.

	Operating leases	Finance leases
Three months ended December 31, 2019	$59	$1
2020	237	6
2021	208	6
2022	173	6
2023	149	5
Thereafter	410	59
Undiscounted lease cash flow commitments	1,236	83
Reconciling impact from discounting	(262)	(25)
Lease liabilities on consolidated balance sheet as of September 30, 2019	$974	$58

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The following table presents the Company’s unadjusted lease commitments as of December 31, 2018 as a required disclosure for companies adopting the lease standard prospectively without revising comparative period information.

	Operating leases	Capital leases
2019	$233	$10
2020	215	9
2021	176	9
2022	142	9
2023	119	10
Thereafter	342	64
	$1,227	$111

6.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due March 15, 2021	$500	$499	$500	$498
5.250% senior notes due September 30, 2022	1,250	1,240	1,250	1,238
5.125% senior notes due February 15, 2023	1,000	995	1,000	994
4.000% senior notes due March 1, 2023	500	497	500	496
5.125% senior notes due May 1, 2023	1,150	1,145	1,150	1,144
5.750% senior notes due September 1, 2023	500	497	500	497
5.750% senior notes due January 15, 2024	1,000	994	1,000	993
5.875% senior notes due April 1, 2024	1,700	1,690	1,700	1,688
5.375% senior notes due May 1, 2025	750	746	750	745
5.750% senior notes due February 15, 2026	2,500	2,470	2,500	2,467
5.500% senior notes due May 1, 2026	1,500	1,491	1,500	1,490
5.875% senior notes due May 1, 2027	800	795	800	795
5.125% senior notes due May 1, 2027	3,250	3,221	3,250	3,219
5.000% senior notes due February 1, 2028	2,500	2,468	2,500	2,466
5.375% senior notes due June 1, 2029	1,500	1,501	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,996	2,000	1,992
4.464% senior notes due July 23, 2022	3,000	2,985	3,000	2,982
Senior floating rate notes due February 1, 2024	900	902	900	903
4.500% senior notes due February 1, 2024	1,100	1,092	1,100	1,091
4.908% senior notes due July 23, 2025	4,500	4,470	4,500	4,466
3.750% senior notes due February 15, 2028	1,000	987	1,000	986
4.200% senior notes due March 15, 2028	1,250	1,240	1,250	1,240
5.050% senior notes due March 30, 2029	1,250	1,241	—	—
6.384% senior notes due October 23, 2035	2,000	1,982	2,000	1,982
5.375% senior notes due April 1, 2038	800	786	800	785
6.484% senior notes due October 23, 2045	3,500	3,467	3,500	3,467

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,391	1,700	1,683
5.125% senior notes due July 1, 2049	1,250	1,240	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	10,834	10,759	10,038	9,959
Time Warner Cable, LLC:
8.750% senior notes due February 14, 2019	—	—	1,250	1,260
8.250% senior notes due April 1, 2019	—	—	2,000	2,030
5.000% senior notes due February 1, 2020	1,500	1,513	1,500	1,541
4.125% senior notes due February 15, 2021	700	714	700	721
4.000% senior notes due September 1, 2021	1,000	1,024	1,000	1,033
5.750% sterling senior notes due June 2, 2031 (a)	769	823	796	855
6.550% senior debentures due May 1, 2037	1,500	1,676	1,500	1,680
7.300% senior debentures due July 1, 2038	1,500	1,774	1,500	1,780
6.750% senior debentures due June 15, 2039	1,500	1,714	1,500	1,719
5.875% senior debentures due November 15, 2040	1,200	1,255	1,200	1,256
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	799	771	827	798
4.500% senior debentures due September 15, 2042	1,250	1,142	1,250	1,140
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,159	1,000	1,191
8.375% senior debentures due July 15, 2033	1,000	1,288	1,000	1,298
Total debt	74,202	74,899	71,961	72,827
Less current portion:
8.750% senior notes due February 14, 2019	—	—	(1,250)	(1,260)
8.250% senior notes due April 1, 2019	—	—	(2,000)	(2,030)
5.000% senior notes due February 1, 2020	(1,500)	(1,513)	—	—
3.579% senior notes due July 23, 2020	(2,000)	(1,996)	—	—
Long-term debt	$70,702	$71,390	$68,711	$69,537

(a)	Principal amount includes £625 million remeasured at $769 million and $796 million as of September 30, 2019 and December 31, 2018, respectively, using the exchange rate at the respective dates.

(b)	Principal amount includes £650 million remeasured at $799 million and $827 million as of September 30, 2019 and December 31, 2018, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, in regards to Time Warner Cable, LLC and Time Warner Cable Enterprises LLC debt assumed, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into U.S. dollars as of each balance sheet date. See Note 8. The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $4.3 billion as of September 30, 2019.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

In October 2019, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.5 billion aggregate principal amount of 4.800% senior unsecured notes due 2050 at a price of 99.436% of the aggregate principal amount. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund potential buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

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

In October 2019, Charter Operating entered into an amendment to its Credit Agreement repricing $4.5 billion of its revolving loan and $4.0 billion of term loan A to LIBOR plus 1.25% and its existing term loan B to LIBOR plus 1.75%. In addition, $4.5 billion of the revolving loan and $4.0 billion of term loan A maturities were extended to 2025 and $3.8 billion of term loan B maturities were extended to 2027.

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

On October 1, 2019, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.35 billion aggregate principal amount of 4.750% senior unsecured notes due 2030 at par and on October 24, 2019, an additional $500 million of the same series of notes were issued at a price of 101.250% of the aggregate principal amount. The net proceeds from the October 1, 2019 issuance were used to finance a tender offer and call redemption of $500 million aggregate principal amount of CCO Holdings' 5.250% senior unsecured notes due 2021 and $850 million aggregate principal amount of CCO Holdings' 5.750% senior unsecured notes due 2024, as well as to pay related fees and expenses and for general corporate purposes. The net proceeds from the October 24, 2019 issuance will be used to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund potential buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

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

In addition, at any time prior to varying dates in 2022, CCO Holdings may redeem up to 40% of the aggregate principal amount of the notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

7.    Loans Payable - Related Party

Loans payable - related party as of September 30, 2019 and December 31, 2018 consists of loans from Charter Communications Holding Company, LLC (“Charter Holdco”) to the Company of $699 million and $674 million, respectively, and loans from Charter

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

to the Company of $260 million and $251 million, respectively. Interest accrued on loans payable - related party at LIBOR plus 1.50% during the periods ending September 30, 2019 and December 31, 2018.

8.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. The fair value of the Company's cross-currency derivatives was $409 million and $237 million and is included in other long-term liabilities on its consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

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

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain (Loss) on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	$(86)	$(10)	$(172)	$(63)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	52	22	56	63
	$(34)	$12	$(116)	$—

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2019 and December 31, 2018 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments and were valued at $409 million and $237 million as of September 30, 2019 and December 31, 2018, respectively.

The estimated fair value of the Company’s senior notes and debentures as of September 30, 2019 and December 31, 2018 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

A summary of the carrying value and fair value of debt as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$64,140	$69,315	$62,868	$61,087
Credit facilities	$10,759	$10,842	$9,959	$9,608

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

10.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Video	$4,359	$4,332	$13,134	$12,987
Internet	4,195	3,809	12,322	11,286
Voice	477	512	1,470	1,599
Residential revenue	9,031	8,653	26,926	25,872

Small and medium business	974	922	2,882	2,737
Enterprise	644	632	1,939	1,881
Commercial revenue	1,618	1,554	4,821	4,618

Advertising sales	394	440	1,134	1,223
Mobile	192	17	490	17
Other	214	223	626	660
	$11,449	$10,887	$33,997	$32,390

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

11.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Programming	$2,790	$2,778	$8,482	$8,333
Regulatory, connectivity and produced content	612	546	1,770	1,639
Costs to service customers	1,894	1,854	5,483	5,492
Marketing	793	790	2,296	2,310
Mobile	337	94	874	135
Other	1,024	956	3,045	2,833
	$7,450	$7,018	$21,950	$20,742

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

12.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Special charges, net	$23	$14	$44	$121
(Gain) loss on sale of assets, net	(5)	4	33	(9)
	$18	$18	$77	$112

Special charges, net

Special charges, net primarily includes employee termination costs and net amounts of litigation settlements. The three and nine months ended September 30, 2018 includes $14 million and $85 million of merger and restructuring costs, respectively. The nine months ended September 30, 2018 also includes a $22 million charge related to the Company's withdrawal liability from a multiemployer pension plan.

Gain (loss) on sale of assets, net

Gain (loss) on sale of assets, net represents the net gain (loss) recognized on the sales and disposals of fixed assets and cable systems. The nine months ended September 30, 2019 includes a $41 million impairment of non-strategic assets.

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	39,400	24,200	1,821,800	1,490,700
Restricted stock	200	500	8,300	10,200
Restricted stock units	11,300	13,500	698,200	518,900

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

As of September 30, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $211 million for stock options, $2 million for restricted stock and $246 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, seven months for restricted stock and two years for restricted stock units.

The Company recorded $71 million and $238 million for the three and nine months ended September 30, 2019, respectively, and $71 million and $213 million of stock compensation expense for the three and nine months ended September 30, 2018, respectively, which is included in operating costs and expenses. The Company also recorded $5 million of expense related to accelerated vesting of equity awards of terminated employees, which is recorded in other operating expenses, net in the consolidated statements of operations for the nine months ended September 30, 2018.

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

The Company recorded income tax expense of $10 million and $86 million for the three and nine months ended September 30, 2019, respectively, and $8 million and $13 million for the three and nine months ended September 30, 2018, respectively. Income tax expense increased during the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily as a result of an internal entity simplification and higher pretax income.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $116 million and $119 million, excluding interest and penalties, as of September 30, 2019 and December 31, 2018, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2019; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes.  Charter's 2016 through 2018 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the acquisition of TWC and Bright House Networks, LLC) remains subject to examination and assessment. Years prior to 2016 remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 and 2018 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and nine months ended September 30, 2019, nor does the Company anticipate a material impact in the future.

15.     Comprehensive Income

Comprehensive income equaled net income attributable to CCO Holdings member for the three and nine months ended September 30, 2019 and three months ended September 30, 2018. The following table sets forth the consolidated statements of comprehensive income for the nine months ended September 30, 2018.

Nine Months Ended September 30, 2018
Consolidated net income	$1,287
Foreign currency translation adjustment	(1)
Consolidated comprehensive income	1,286
Less: Comprehensive income attributable to noncontrolling interest	(1)
Comprehensive income attributable to CCO Holdings member	$1,285

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

The Company is aware that Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 49.0% of voting interest in Liberty Broadband, may be deemed to have a 39.9% voting interest in Qurate Retail, Inc. ("Qurate") and is on the board of directors of Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three and nine months ended September 30, 2019, the Company recorded revenue in aggregate of approximately $11 million and $35 million, respectively, and for the three and nine months ended September 30, 2018, the Company recorded revenue in aggregate of approximately $18 million and $51 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”). The Company is aware that Dr. Malone owns 1.2% of the series A common stock, 93.6% of the series B common stock and 2.6% of the series C common stock of Discovery and has a 28.2% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and of which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 24.1% voting interest for the election of directors. A/N PP has the right to appoint three directors out of a total of eleven directors to Discovery’s board to be elected by the holders of Discovery’s Series A-1 preferred stock. The Company purchases programming from Discovery pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 2% of total operating costs and expenses for the three and nine months ended September 30, 2019 and 2018.

Equity Investments

The Company and its parent companies have agreements with certain equity investees pursuant to which the Company has made or received related party transaction payments. The Company and its parent companies recorded payments to equity investees totaling $78 million and $245 million during the three and nine months ended September 30, 2019, respectively, and $99 million and $248 million during the three and nine months ended September 30, 2018, respectively.

17.     Contingencies

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Charter and its board of directors, alleged that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. The lawsuit has proceeded to the discovery phase. Charter denies any liability, believes that it has substantial defenses, and is vigorously defending this lawsuit. Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. The Company appealed the case to the United States Court of Appeals for the Federal Circuit where the Company lost the appeal. The Company has filed a petition for writ of certiorari with the United States Supreme Court, and the Company could receive the decision of the Supreme Court as to whether the Court will grant the petition as early as November 2019. In addition to pursuing its appeal, the Company continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the U.S. District Court for the District of Delaware implicating Sprint's LTE technology.  The expected financial impact of the Sprint verdict has been reflected in the Company's financial statements. The Company does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition.  The ultimate outcomes of the appeal of the Sprint Kansas case, the pursuit of indemnity against the Company’s vendor and the TC Tech litigation cannot be predicted.

Sprint filed a second suit against Charter and Bright House Networks, LLC on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 15 patents related to the Company's provision of VoIP services (ten of which were asserted against Legacy TWC in the matter described above). Charter is vigorously defending this case. While the Company is unable to predict the outcome of this Sprint suit, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

Sprint filed a third suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia. This suit alleges infringement of three patents related to the Company's video on demand services. The Company is vigorously defending this case. The court transferred this case to the United States District Court for the District of Delaware on December 20, 2018 pursuant to an agreement between the parties. While the Company is unable to predict the outcome of this litigation, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

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

18.     Employee Benefit Plans

The Company sponsors three qualified defined benefit pension plans that provide pension benefits to a majority of employees who were employed by TWC before the acquisition of TWC. The Company also provides a nonqualified defined benefit pension plan.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The components of net periodic pension benefit (costs) for the three and nine months ended September 30, 2019 and 2018 are recorded in other pension benefits, net in the consolidated statements of operations and consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$(32)	$(32)	$(96)	$(96)
Expected return on plan assets	41	52	123	156
Remeasurement gain, net	—	187	—	187
Net periodic pension benefits	$9	$207	$27	$247

During the three and nine months ended September 30, 2018, settlements for lump-sum distributions to qualified and nonqualified pension plan participants exceeded the estimated annual interest cost of the plans. As a result, the pension liability and pension asset values were reassessed as of September 30, 2018 utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $187 million remeasurement gain recorded during the three and nine months ended September 30, 2018 was primarily driven by the effects of an increase of the discount rate from 3.68% at December 31, 2017 to 4.24% at September 30, 2018. This was partially offset by a loss to record pension assets to fair value at September 30, 2018.

The Company made no cash contributions to the qualified pension plans during the three and nine months ended September 30, 2019 and 2018; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2019 to the extent benefits are paid.

19.     Recently Issued Accounting Standards

Accounting Standards Adopted January 1, 2018

ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”)

Upon adoption of ASU 2014-09, the Company recorded a cumulative-effect adjustment, which included an increase to total member’s equity of $49 million as of January 1, 2018.

ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16")

The Company identified a $38 million increase to total member's equity and corresponding increase to deferred tax assets related to the adoption of ASU 2016-16, which was recorded during the three months ended September 30, 2018.

Accounting Standards Adopted January 1, 2019

ASU No. 2016-02, Leases (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a lease asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria largely similar to the criteria applied under legacy lease accounting, but without explicit bright lines.

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

The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The new standard resulted in the recording of leased assets and lease liabilities for the Company’s operating leases of approximately $963 million and $990 million, respectively, as of January 1, 2019. The difference between the leased assets and lease liabilities primarily represents the prior year end deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have an impact on the Company’s member's equity and is not anticipated to have an impact on the Company’s results from operations and cash flows. The adoption of the new standard resulted in additional interim and annual lease disclosures. See Note 5 for interim lease disclosures for the three and nine months ended September 30, 2019.

Accounting Standards Not Yet Adopted

ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)

In June 2016, the FASB issued ASU 2016-13, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016-13 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). The primary financial assets of the Company in scope of ASU 2016-13 include accounts receivables and equipment installment plan notes receivables. The Company is currently in the process of evaluating the impact, if any, the adoption of ASU 2016-13 will have on its consolidated financial statements.

ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”)

In January 2017, the FASB issued ASU 2017-04, which eliminates step two from the goodwill impairment test. Under the new standard, to the extent the carrying amount of a reporting unit exceeds the fair value, the Company will record an impairment charge equal to the difference. ASU 2017-04 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). Early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")

In August 2018, the FASB issued ASU 2018-15, which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement. ASU 2018-15 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.

ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials ("ASU 2019-02")

In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of an episodic television series with the accounting for production costs of films regarding cost capitalization, amortization, impairment, presentation and disclosure. ASU 2019-02 will be effective for interim and annual periods beginning after December 15, 2019 (January 1, 2020 for the Company). The Company does not expect the adoption of ASU 2019-02 to have a material impact on its consolidated financial statements.

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

Comprehensive income equaled net income attributable to CCO Holdings member for the nine months ended September 30, 2019. Condensed consolidating financial statements as of September 30, 2019 and December 31, 2018 and for the nine months ended September 30, 2019 and 2018 follow.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Balance Sheets
As of September 30, 2019

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$290	$—	$290
Accounts receivable, net	—	2,252	—	2,252
Receivables from related party	55	—	(55)	—
Prepaid expenses and other current assets	—	548	—	548
Total current assets	55	3,090	(55)	3,090

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	33,560	—	33,560
Customer relationships, net	—	7,956	—	7,956
Franchises	—	67,322	—	67,322
Goodwill	—	29,554	—	29,554
Total investment in cable properties, net	—	138,392	—	138,392

INVESTMENT IN SUBSIDIARIES	76,898	—	(76,898)	—
OPERATING LEASE RIGHT-OF-USE ASSETS	—	930	—	930
LOANS RECEIVABLE – RELATED PARTY	545	—	(545)	—
OTHER NONCURRENT ASSETS	—	1,398	—	1,398

Total assets	$77,498	$143,810	$(77,498)	$143,810

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$302	$7,019	$—	$7,321
Operating lease liabilities	—	180	—	180
Payables to related party	—	544	(55)	489
Current portion of long-term debt	—	3,509	—	3,509
Total current liabilities	302	11,252	(55)	11,499

LONG-TERM DEBT	20,249	51,141	—	71,390
LOANS PAYABLE – RELATED PARTY	—	1,504	(545)	959
DEFERRED INCOME TAXES	—	52	—	52
LONG-TERM OPERATING LEASE LIABILITIES	—	794	—	794
OTHER LONG-TERM LIABILITIES	—	2,146	—	2,146

MEMBER’S EQUITY
Controlling interest	56,947	76,898	(76,898)	56,947
Noncontrolling interests	—	23	—	23
Total member’s equity	56,947	76,921	(76,898)	56,970

Total liabilities and member’s equity	$77,498	$143,810	$(77,498)	$143,810

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2019

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$33,997	$—	$33,997

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	21,950	—	21,950
Depreciation and amortization	—	7,453	—	7,453
Other operating expense, net	—	77	—	77
	—	29,480	—	29,480
Income from operations	—	4,517	—	4,517

OTHER INCOME (EXPENSES):
Interest expense, net	(785)	(2,080)	—	(2,865)
Loss on financial instruments, net	—	(116)	—	(116)
Other pension benefits, net	—	27	—	27
Other expense, net	—	(129)	—	(129)
Equity in income of subsidiaries	2,132	—	(2,132)	—
	1,347	(2,298)	(2,132)	(3,083)

Income before income taxes	1,347	2,219	(2,132)	1,434
Income tax expense	—	(86)	—	(86)
Consolidated net income	1,347	2,133	(2,132)	1,348
Less: Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income	$1,347	$2,132	$(2,132)	$1,347

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$32,390	$—	$32,390

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	20,742	—	20,742
Depreciation and amortization	—	7,776	—	7,776
Other operating expenses, net	—	112	—	112
	—	28,630	—	28,630
Income from operations	—	3,760	—	3,760

OTHER INCOME (EXPENSES):
Interest expense, net	(762)	(1,896)	—	(2,658)
Other pension benefits, net	—	247	—	247
Other expense, net	—	(49)	—	(49)
Equity in income of subsidiaries	2,048	—	(2,048)	—
	1,286	(1,698)	(2,048)	(2,460)

Income before income taxes	1,286	2,062	(2,048)	1,300
Income tax expense	—	(13)	—	(13)
Consolidated net income	1,286	2,049	(2,048)	1,287
Less: Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income	$1,286	$2,048	$(2,048)	$1,286

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
For the nine months ended September 30, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
Consolidated net income	$1,286	$2,049	$(2,048)	$1,287
Foreign currency translation adjustment	(1)	(1)	1	(1)
Consolidated comprehensive income	$1,285	$2,048	$(2,047)	$1,286
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive income	$1,285	$2,047	$(2,047)	$1,285

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2019

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(762)	$9,109	$—	$8,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4,913)	—	(4,913)
Change in accrued expenses related to capital expenditures	—	(449)	—	(449)
Contributions to subsidiaries	(1,559)	—	1,559	—
Distributions from subsidiaries	5,988	—	(5,988)	—
Other, net	—	85	—	85
Net cash flows from investing activities	4,429	(5,277)	(4,429)	(5,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,515	11,642	—	13,157
Repayments of long-term debt	—	(10,886)	—	(10,886)
Payments for debt issuance costs	(14)	(34)	—	(48)
Distributions to noncontrolling interest	—	(2)	—	(2)
Contributions from parent	54	1,559	(1,559)	54
Distributions to parent	(5,222)	(5,988)	5,988	(5,222)
Other, net	—	(133)	—	(133)
Net cash flows from financing activities	(3,667)	(3,842)	4,429	(3,080)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, beginning of period	—	300	—	300
CASH AND CASH EQUIVALENTS, end of period	$—	$290	$—	$290

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2018

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(728)	$9,232	$—	$8,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(6,692)	—	(6,692)
Change in accrued expenses related to capital expenditures	—	(620)	—	(620)
Contribution to subsidiaries	(127)	—	127	—
Distributions from subsidiaries	4,491	—	(4,491)	—
Other, net	—	(93)	—	(93)
Net cash flows from investing activities	4,364	(7,405)	(4,364)	(7,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	11,552	—	11,552
Repayments of long-term debt	—	(8,964)	—	(8,964)
Borrowings of loans payable - related parties	—	7	—	7
Payments for debt issuance costs	—	(29)	—	(29)
Distributions to noncontrolling interest	—	(1)	—	(1)
Contributions from parent	127	127	(127)	127
Distributions to parent	(3,763)	(4,491)	4,491	(3,763)
Other, net	—	(7)	—	(7)
Net cash flows from financing activities	(3,636)	(1,806)	4,364	(1,078)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	21	—	21
CASH AND CASH EQUIVALENTS, beginning of period	—	330	—	330
CASH AND CASH EQUIVALENTS, end of period	$—	$351	$—	$351

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

We are the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 29.0 million residential and small and medium business customers at September 30, 2019. We also offer mobile service to residential customers and recently launched mobile service to a select number of small and medium business customers. In addition, we sell video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology solutions to larger enterprise customers. We also own and operate regional sports networks and local sports, news and community channels.

Overview

Since the close of the merger in 2016 of Charter and Time Warner Cable Inc. ("TWC") and the acquisition of Bright House Networks, LLC ("Bright House"), we have been focused on integrating the practices and systems of Charter, TWC and Bright House, centralizing our product, marketing, sales and service operations, insourcing the TWC and Bright House workforces in our call centers and field operations, and rolling out Spectrum pricing and packaging ("SPP") to TWC and Bright House service areas. In 2018, we completed the conversion of the remaining TWC and Bright House analog service areas to an all-digital platform enabling us to deliver more HD channels and higher Internet speeds. Nearly all of our footprint is now all-digital. Additionally, we have doubled minimum Internet speeds to 200 Mbps in a number of service areas at no additional cost to new and existing SPP Internet customers. In 2018, leveraging DOCSIS 3.1 technology, we also expanded the availability of our Spectrum Internet Gig service to nearly all of our footprint. With our integration nearly complete, we are focused on operating as one company, with a unified product, marketing and service infrastructure, which will allow us to accelerate growth and innovate faster. With significantly less customer-facing change expected in 2019, we are focused on deploying superior products and service with minimal service disruptions. We expect our growing levels of productivity will result in lower customer churn, longer customer lifetimes and improved productivity with fewer customer calls and truck rolls per customer relationship. With nearly 85% of our residential customer base now in SPP packages, we expect additional benefits from lower legacy package migration activity, combined with SPP customers rolling off introductory pricing and modest price increases. Further, we expect to continue to drive customer relationship growth through sales of video, Internet, wireline voice and mobile packaged services. Additionally, with the completion of our all-digital conversion, roll-out of DOCSIS 3.1 technology across our footprint, and the integration of TWC and Bright House mostly complete, we have experienced a meaningful reduction in capital expenditures in dollars and as a percent of revenue in 2019 and expect these reductions to continue for the remainder of 2019.

At the end of the second quarter of 2018, we launched our mobile product, Spectrum Mobile, under our mobile virtual network operator ("MVNO") reseller agreement with Verizon. Our Spectrum Mobile service is offered to our customers subscribing to our Internet service and runs on Verizon's mobile network combined with Spectrum WiFi. We began mass market advertising of Spectrum Mobile in September 2018. In the second quarter of 2019, we expanded our Spectrum Mobile bring-your-own-device ("BYOD") program across all sales channels to include a broader set of devices. We believe our BYOD program will lower the cost for consumers of switching mobile carriers, and will reduce the short-term working capital impact of selling new mobile devices on installment plans. We expect these developments to contribute to the growth of our mobile business. We also continue to explore ways to manage our own network and drive even more mobile traffic to our network through our continued deployment of in-home and outdoor WiFi hotspots. In addition, we plan to use our WiFi network in conjunction with additional unlicensed or licensed spectrum to improve network performance and expand capacity to offer consumers a superior mobile service at a lower total cost to us. Further, we have experimental wireless licenses from the Federal Communications Commission that we are utilizing to test next generation mobile services in several service areas around the country.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three and nine months ended September 30, 2019, our mobile product line increased revenues by $192 million and $490 million, respectively, reduced Adjusted EBITDA by approximately $145 million and $384 million, respectively, and reduced free cash flow by approximately

$256 million and $844 million, respectively. During the three and nine months ended September 30, 2018, our mobile product line increased revenues by $17 million during both time periods, reduced Adjusted EBITDA by approximately $77 million and $118 million, respectively, and reduced free cash flow by $149 million and $290 million, respectively. As we continue to grow our mobile service and scale the business, we expect continued negative impacts to Adjusted EBITDA, as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Revenues	$11,449	$10,887	5.2%	$33,997	$32,390	5.0%
Adjusted EBITDA	$4,070	$3,940	3.3%	$12,285	$11,861	3.6%
Income from operations	$1,570	$1,372	14.5%	$4,517	$3,760	20.2%

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

Growth in total revenue for the three and nine months ended September 30, 2019 compared to the corresponding prior periods was primarily due to growth in our residential Internet, mobile and commercial business customers. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily mobile, other and programming. Income from operations was also affected by a decrease in depreciation and amortization expense.

The following table summarizes our customer statistics for video, Internet and voice as of September 30, 2019 and 2018 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2019 (a)	2018 (a)
Customer Relationships (b)
Residential	27,037	26,063
Small and Medium Business	1,930	1,792
Total Customer Relationships	28,967	27,855

Residential Primary Service Units (“PSU”)
Video	15,725	16,140
Internet	24,595	23,336
Voice	9,595	10,218

Monthly Residential Revenue per Residential Customer (c)	$112.00	$111.13

Small and Medium Business PSUs
Video	520	488
Internet	1,730	1,594
Voice	1,120	1,024

Monthly Small and Medium Business Revenue per Customer (d)	$169.44	$173.52

Enterprise PSUs (e)	264	243

(a)
Customer statistics do not include mobile. We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of September 30, 2019 and 2018, customers include approximately 148,000 and 231,400 customers, respectively, whose accounts were over 60 days past due, approximately 16,400 and 23,100 customers, respectively, whose accounts were over 90 days past due and approximately 14,100 and 18,500 customers, respectively, whose accounts were over 120 days past due.

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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$11,449	$10,887	$33,997	$32,390

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,450	7,018	21,950	20,742
Depreciation and amortization	2,411	2,479	7,453	7,776
Other operating expenses, net	18	18	77	112
	9,879	9,515	29,480	28,630
Income from operations	1,570	1,372	4,517	3,760

Other Income (Expenses):
Interest expense, net	(973)	(912)	(2,865)	(2,658)
Gain (loss) on financial instruments, net	(34)	12	(116)	—
Other pension benefits, net	9	207	27	247
Other expense, net	(3)	(4)	(129)	(49)
	(1,001)	(697)	(3,083)	(2,460)

Income before income taxes	569	675	1,434	1,300
Income tax expense	(10)	(8)	(86)	(13)
Consolidated net income	559	667	1,348	1,287
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)

Net income attributable to CCO Holdings member	$559	$667	$1,347	$1,286

Revenues. Total revenues grew $562 million and $1.6 billion for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of our mobile service in the second half of 2018 offset by a decrease in video customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Video	$4,359	$4,332	0.6%	$13,134	$12,987	1.1%
Internet	4,195	3,809	10.1%	12,322	11,286	9.2%
Voice	477	512	(6.8)%	1,470	1,599	(8.0)%
Residential revenue	9,031	8,653	4.4%	26,926	25,872	4.1%

Small and medium business	974	922	5.7%	2,882	2,737	5.3%
Enterprise	644	632	1.8%	1,939	1,881	3.0%
Commercial revenue	1,618	1,554	4.1%	4,821	4,618	4.4%

Advertising sales	394	440	(10.6)%	1,134	1,223	(7.3)%
Mobile	192	17	NM	490	17	NM
Other	214	223	(4.3)%	626	660	(5.1)%
	$11,449	$10,887	5.2%	$33,997	$32,390	5.0%

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2019 compared to three months ended September 30, 2018 Increase / (Decrease)	Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 Increase / (Decrease)
Increase related to rate changes	$167	$497
Decrease in average residential video customers	(110)	(291)
Decrease in video on demand and pay-per-view	(30)	(59)
	$27	$147

The increases related to rate changes were primarily due to price adjustments including annual increases and promotional roll-off. Residential video customers decreased by 415,000 from September 30, 2018 to September 30, 2019.

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2019 compared to three months ended September 30, 2018 Increase / (Decrease)	Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 Increase / (Decrease)
Increase in average residential Internet customers	$199	$577
Increase related to rate changes	187	459
	$386	$1,036

Residential Internet customers grew by 1,259,000 customers from September 30, 2018 to September 30, 2019. The increases related to rate changes were primarily due to price adjustments including promotional roll-off.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2019 compared to three months ended September 30, 2018 Increase / (Decrease)	Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 Increase / (Decrease)
Decrease in average residential voice customers	$(29)	$(68)
Decrease related to rate changes	(6)	(61)
	$(35)	$(129)

The decreases related to rate changes were primarily due to value-based pricing. Residential wireline voice customers decreased by 623,000 customers from September 30, 2018 to September 30, 2019.

The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2019 compared to three months ended September 30, 2018 Increase / (Decrease)	Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 Increase / (Decrease)
Increase in small and medium business customers	$76	$251
Decrease related to rate changes	(24)	(106)
	$52	$145

Small and medium business customers grew by 138,000 from September 30, 2018 to September 30, 2019. The decreases related to rate changes were primarily due to value-based pricing related to SPP, net of promotional roll-off and price adjustments.

Enterprise revenues increased $12 million and $58 million during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to growth in customers offset by the sale of non-strategic assets. Enterprise PSUs increased 21,000 from September 30, 2018 to September 30, 2019.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $46 million and $89 million during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to a decrease in political revenue.

During the three and nine months ended September 30, 2019, mobile revenues represented approximately $123 million and $348 million of device revenues, respectively, and approximately $69 million and $142 million of service revenues, respectively, related to our mobile service. During both the three and nine months ended September 30, 2018, mobile revenues represented approximately $16 million of device revenues and approximately $1 million of service revenues related to our mobile service. As of September 30, 2019, we had 794,000 mobile lines.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $9 million and $34 million during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to a decrease in late payment fees and home shopping revenue offset by the sale of video devices.

Operating costs and expenses. The increases in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2019 compared to three months ended September 30, 2018 Increase / (Decrease)	Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 Increase / (Decrease)
Programming	$12	$149
Regulatory, connectivity and produced content	66	131
Costs to service customers	40	(9)
Marketing	3	(14)
Mobile	243	739
Other	68	212
	$432	$1,208

Programming costs were approximately $2.8 billion and $8.5 billion for the three and nine months ended September 30, 2019, respectively, representing 37% and 39% of total operating costs and expenses, respectively, and $2.8 billion and $8.3 billion for the three and nine months ended September 30, 2018, respectively, representing 40% of total operating costs and expenses for both time periods. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, VOD, and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers and pay-per-view.  We expect programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $66 million and $131 million during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to higher regulatory pass-through fees, original programming costs and costs of video devices sold to customers.

Costs to service customers increased $40 million and decreased $9 million during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The increase during the three months ended September 30, 2019 compared to the corresponding period in 2018 was primarily due to an increase in bad debt expense. Bad debt expense increased despite lower non-pay churn due to billing simplification changes we made which pushed out collections and resulted in higher balances at disconnect.

Mobile costs of $337 million and $874 million for the three and nine months ended September 30, 2019, respectively, and $94 million and $135 million for the three and nine months ended September 30, 2018, respectively, were comprised of mobile device costs, mobile launch costs and mobile service and operating costs.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2019 compared to three months ended September 30, 2018 Increase / (Decrease)	Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 Increase / (Decrease)
Corporate costs	$33	$69
Property tax and insurance	9	49
Stock compensation expense	—	25
Enterprise	—	14
Advertising sales expense	2	7
Other	24	48
	$68	$212

Depreciation and amortization. Depreciation and amortization expense decreased by $68 million and $323 million during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in depreciation and amortization as certain assets acquired from TWC and Bright House become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	Three months ended September 30, 2019 compared to three months ended September 30, 2018 Increase / (Decrease)	Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 Increase / (Decrease)
Special charges, net	$9	$(77)
(Gain) loss on sale of assets, net	(9)	42
	$—	$(35)

Special charges, net decreased during the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily due to a decrease in merger and restructuring costs. The nine months ended September 30, 2018 also included a $22 million charge related to a withdrawal liability from a multiemployer pension plan. Loss on sale of assets, net increased during the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily due to a $41 million impairment of non-strategic assets recognized during the nine months ended September 30, 2019. See Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $61 million and $207 million for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018 primarily as a result of an increase in weighted average debt outstanding of approximately $2.4 billion during both time periods, primarily due to the issuance of notes throughout 2018 and 2019 for general corporate purposes including distributions to parent companies for stock buybacks and debt repayments.

Gain (loss) on financial instruments, net. We recorded losses on financial instruments of $34 million and $116 million during the three and nine months ended September 30, 2019, respectively, and a gain of $12 million during the three months ended September 30, 2018. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of our cross-currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other pension benefits, net. Net other pension benefits decreased by $198 million and $220 million during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to a remeasurement gain in the third quarter of 2018 as a result of significant lump sum settlement payments to participants. For more information, see Note 18 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other expense, net. Other expense, net primarily represents equity losses on our equity investments. Other expense, net also includes impairments on equity investments of approximately $121 million and $58 million during the nine months ended September 30, 2019 and 2018, respectively.

Income tax expense. We recognized income tax expense of $10 million and $86 million for the three and nine months ended September 30, 2019, respectively, and $8 million and $13 million for the three and nine months ended September 30, 2018, respectively. Income tax expense increased during the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily as a result of an internal entity simplification and higher pretax income. For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member decreased from $667 million for the three months ended September 30, 2018 to $559 million for the three months ended September 30, 2019 and remained constant at $1.3 billion for both the nine months ended September 30, 2019 and 2018 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $317 million and $916 million for the three and nine months ended September 30, 2019, respectively, and $278 million and $816 million for the three and nine months ended September 30, 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to CCO Holdings member	$559	$667	$1,347	$1,286
Plus: Net income attributable to noncontrolling interest	—	—	1	1
Interest expense, net	973	912	2,865	2,658
Income tax expense	10	8	86	13
Depreciation and amortization	2,411	2,479	7,453	7,776
Stock compensation expense	71	71	238	213
(Gain) loss on financial instruments, net	34	(12)	116	—
Other pension benefits, net	(9)	(207)	(27)	(247)
Other, net	21	22	206	161
Adjusted EBITDA	$4,070	$3,940	$12,285	$11,861

Net cash flows from operating activities	$2,937	$2,788	$8,347	$8,504
Less: Purchases of property, plant and equipment	(1,651)	(2,118)	(4,913)	(6,692)
Change in accrued expenses related to capital expenditures	(21)	(154)	(449)	(620)
Free cash flow	$1,265	$516	$2,985	$1,192

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

On October 1, 2019, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.35 billion aggregate principal amount of 4.750% senior unsecured notes due 2030 at par and on October 24, 2019, an additional $500 million of the same series of notes were issued at a price of 101.250% of the aggregate principal amount. The net proceeds from the October 1, 2019 issuance were used to finance a tender offer and call redemption of $500 million aggregate principal amount of CCO Holdings' 5.250% senior unsecured notes due 2021 and $850 million aggregate principal amount of CCO Holdings' 5.750% senior unsecured notes due 2024, as well as to pay related fees and expenses and for general corporate purposes. The net proceeds from the October 24, 2019 issuance will be used to pay related fees and expenses and for general corporate purposes, including distributions to our parent companies to fund potential buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

In October 2019, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.5 billion aggregate principal amount of 4.800% senior unsecured notes due 2050 at a price of 99.436% of the aggregate principal amount. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including distributions to our parent companies to fund potential buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

In October 2019, Charter Operating entered into an amendment to its Credit Agreement repricing $4.5 billion of its revolving loan and $4.0 billion of term loan A to LIBOR plus 1.25% and its existing term loan B to LIBOR plus 1.75%. In addition, $4.5 billion of the revolving loan and $4.0 billion of term loan A maturities were extended to 2025 and $3.8 billion of term loan B maturities were extended to 2027.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of September 30, 2019 was $74.2 billion, consisting of $10.8 billion of credit facility debt, $43.0 billion of investment grade senior secured notes and $20.4 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we launch our new mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we provide the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $1.3 billion and $3.0 billion for the three and nine months ended September 30, 2019, respectively, and $516 million and $1.2 billion for the three and nine months ended September 30, 2018, respectively. See table below for factors impacting free cash flow during the three and nine months ended September 30, 2019 compared to the corresponding prior periods. As of September 30, 2019, the amount available under our credit facilities was approximately $4.3 billion and cash on hand was approximately $290 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating level. Our leverage was 4.5 times Adjusted EBITDA as of September 30, 2019. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three and nine months ended September 30, 2019, Charter purchased approximately 6.9 million and 11.8 million shares, respectively, of Charter Class A common stock for approximately $2.7 billion and $4.5 billion, respectively, and during the three and nine months ended September 30, 2018, Charter purchased 3.0 million and 10.3 million shares, respectively, of Charter Class A common stock for approximately $929 million and $3.1 billion, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. Charter Holdings purchased from A/N 0.9 million and 1.6 million Charter Holdings common units at an average price per unit of $391.62 and $366.76, or $339 million and $593 million, during the three and nine months ended September 30, 2019, respectively, and 0.5 million and 1.5 million Charter Holdings common units at an average price per unit of $292.81 and $306.11, or $145 million and $473 million, during the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, Charter had remaining board authority to purchase an additional $1.4 billion of Charter’s Class A common stock and/or Charter Holdings common units. Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow increased $749 million and $1.8 billion during the three and nine months ended September 30, 2019 compared to the corresponding prior periods in 2018 due to the following (dollars in millions).

	Three months ended September 30, 2019 compared to three months ended September 30, 2018 Increase / (Decrease)	Nine months ended September 30, 2019 compared to nine months ended September 30, 2018 Increase / (Decrease)
Decrease in capital expenditures	$467	$1,779
Increase in Adjusted EBITDA	130	424
Changes in working capital, excluding change in accrued interest	180	(338)
Increase in cash paid for interest, net	(13)	(129)
Other, net	(15)	57
	$749	$1,793

Free cash flow was reduced by $256 million and $844 million during the three and nine months ended September 30, 2019, respectively, and $149 million and $290 million during the three and nine months ended September 30, 2018, respectively, due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of September 30, 2019, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on September 30, 2019 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash, Cash Equivalents and Restricted Cash. We held $290 million and $300 million in cash and cash equivalents as of September 30, 2019 and December 31, 2018, respectively.

Operating Activities. Net cash provided by operating activities decreased $157 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $509 million more cash and an increase in cash paid for interest, net of $129 million offset by an increase in Adjusted EBITDA of $424 million.

Investing Activities. Net cash used in investing activities was $5.3 billion and $7.4 billion for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash used was primarily due to a decrease in capital expenditures.

Financing Activities. Net cash used in financing activities was $3.1 billion and $1.1 billion for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used was primarily due to an increase in distributions to parent companies offset by a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.7 billion and $4.9 billion for the three and nine months ended September 30, 2019, respectively, and $2.1 billion and $6.7 billion for the three and nine months ended September 30, 2018, respectively.  The decrease was primarily due to lower customer premise equipment expenditures as a result of the completion of our all-digital conversion and fewer SPP migrations, lower scalable infrastructure as a result of the completion of the roll-out of DOCSIS 3.1 technology across our footprint in 2018 and lower support spending with the substantial completion of the integration of TWC and Bright House. See the table below for more details.

We currently expect capital expenditures, excluding capital expenditures related to mobile, to be slightly below $7 billion in 2019, versus $8.9 billion in 2018. The actual amount of our capital expenditures in 2019 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $449 million and $620 million for the nine months ended September 30, 2019 and 2018, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2019 and 2018. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer premise equipment (a)	$470	$675	$1,527	$2,437
Scalable infrastructure (b)	320	505	840	1,578
Line extensions (c)	370	348	1,054	992
Upgrade/rebuild (d)	165	190	451	522
Support capital (e)	326	400	1,041	1,163
Total capital expenditures	$1,651	$2,118	$4,913	$6,692

Capital expenditures included in total related to:
Mobile	$100	$66	$281	$136
Commercial services	$327	$342	$956	$934
All-digital transition	$—	$42	$—	$316

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

As of September 30, 2019 and December 31, 2018, the weighted average interest rate on credit facility debt was approximately 3.8% and 4.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.4% and 5.6%, respectively, resulting in a blended weighted average interest rate of 5.2% and 5.4%, respectively. The interest rate on approximately 84% and 85% of the total principal amount of our debt was effectively fixed as of September 30, 2019 and December 31, 2018, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2019 (dollars in millions).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$3,500	$2,200	$4,250	$4,150	$48,368	$62,468	$68,395
Average Interest Rate	—%	4.19%	4.32%	4.70%	5.85%	5.61%	5.44%

Variable Rate	$71	$286	$286	$286	$584	$10,221	$11,734	$11,762
Average Interest Rate	3.49%	3.01%	2.79%	2.79%	2.78%	3.20%	3.11%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2019 including applicable bank spread.

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

During the quarter ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CCO HOLDINGS, LLC,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 29, 2019		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 29, 2019		Executive Vice President, Chief Accounting Officer and Controller

S- 1

Exhibit Index

Exhibit	Description

10.1
Employment Agreement between Charter Communications, Inc. and Kevin D. Howard, dated August 2, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 7, 2019).

10.2
Second Supplemental Indenture, dated as of October 1, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019).

10.3	Form of 4.750% Senior Notes due 2030 (included in Exhibit 10.2).
10.4
Exchange and Registration Rights Agreement, dated October 1, 2019, relating to the 4.750% Senior Notes due 2030, among CCO Holdings, LLC, CCO Holdings Capital Corp. and BofA Securities, Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019).

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
101
The following financial information from CCO Holdings, LLC's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, filed with the Securities and Exchange Commission on October 29, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E- 1