Form 10-Q
period 2020-06-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2020-08-03
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of June 30, 2020: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2020

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2020. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,858	$3,249
Accounts receivable, less allowance for doubtful accounts of $218 and $151, respectively	1,961	2,195
Prepaid expenses and other current assets	625	711
Total current assets	4,444	6,155

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $29,068 and $27,595, respectively	33,304	33,908
Customer relationships, net	6,486	7,453
Franchises	67,322	67,322
Goodwill	29,554	29,554
Total investment in cable properties, net	136,666	138,237

OTHER NONCURRENT ASSETS	2,564	2,351

Total assets	$143,674	$146,743
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,757	$8,142
Payables to related party	138	298
Current portion of long-term debt	706	3,500
Total current liabilities	8,601	11,940

LONG-TERM DEBT	77,663	75,578
LOANS PAYABLE - RELATED PARTY	1,024	959
DEFERRED INCOME TAXES	55	55
OTHER LONG-TERM LIABILITIES	3,333	2,922

MEMBER’S EQUITY:
Member's equity	52,975	55,266
Accumulated other comprehensive loss	—	—
Total CCO Holdings member’s equity	52,975	55,266
Noncontrolling interests	23	23
Total member’s equity	52,998	55,289

Total liabilities and member’s equity	$143,674	$146,743

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES	$11,694	$11,345	$23,430	$22,548

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,322	7,258	14,774	14,500
Depreciation and amortization	2,424	2,495	4,917	5,042
Other operating expenses, net	2	63	12	59
	9,748	9,816	19,703	19,601
Income from operations	1,946	1,529	3,727	2,947

OTHER INCOME (EXPENSES):
Interest expense, net	(965)	(955)	(1,957)	(1,892)
Loss on extinguishment of debt	(36)	—	(63)	—
Gain (loss) on financial instruments, net	64	(119)	(254)	(82)
Other pension benefits, net	11	9	21	18
Other income (expense), net	(6)	(16)	5	(126)
	(932)	(1,081)	(2,248)	(2,082)

Income before income taxes	1,014	448	1,479	865
Income tax expense	(7)	(9)	(13)	(76)
Consolidated net income	1,007	439	1,466	789
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net income attributable to CCO Holdings member	$1,006	$438	$1,465	$788

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	Member's Equity	Accumulated Other Comprehensive Loss	Total CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2019	$55,266	$—	$55,266	$23	$55,289
Consolidated net income	459	—	459	—	459
Stock compensation expense	90	—	90	—	90
Contributions from parent	27	—	27	—	27
Distributions to parent	(2,685)	—	(2,685)	—	(2,685)
Distributions to noncontrolling interest	—	—	—	(1)	(1)
BALANCE, March 31, 2020	53,157	—	53,157	22	53,179
Consolidated net income	1,006	—	1,006	1	1,007
Stock compensation expense	90	—	90	—	90
Contributions from parent	12	—	12	—	12
Distributions to parent	(1,290)	—	(1,290)	—	(1,290)
BALANCE, June 30, 2020	$52,975	$—	$52,975	$23	$52,998

	Member's Equity	Accumulated Other Comprehensive Loss	Total CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2018	$60,532	$(2)	$60,530	$24	$60,554
Consolidated net income	350	—	350	—	350
Stock compensation expense	85	—	85	—	85
Contributions from parent	9	—	9	—	9
Distributions to parent	(1,040)	—	(1,040)	—	(1,040)
Distributions to noncontrolling interest	—	—	—	(1)	(1)
BALANCE, March 31, 2019	59,936	(2)	59,934	23	59,957
Consolidated net income	438	—	438	1	439
Stock compensation expense	82	—	82	—	82
Contributions from parent	42	—	42	—	42
Distributions to parent	(1,044)	—	(1,044)	—	(1,044)
BALANCE, June 30, 2019	$59,454	$(2)	$59,452	$24	$59,476

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,466	$789
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	4,917	5,042
Stock compensation expense	180	167
Noncash interest income, net	(21)	(72)
Other pension benefits, net	(21)	(18)
Loss on extinguishment of debt	63	—
Loss on financial instruments, net	254	82
Deferred income taxes	—	54
Other, net	(22)	160
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	236	(336)
Prepaid expenses and other assets	(163)	(163)
Accounts payable, accrued liabilities and other	(104)	(217)
Receivables from and payables to related party	(90)	(78)
Net cash flows from operating activities	6,695	5,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,338)	(3,262)
Change in accrued expenses related to capital expenditures	(174)	(428)
Other, net	(5)	80
Net cash flows from investing activities	(3,517)	(3,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,322	10,714
Repayments of long-term debt	(7,892)	(10,123)
Borrowings of loans payable - related parties	25	—
Payments for debt issuance costs	(62)	(32)
Contributions from parent	39	51
Distributions to parent	(3,975)	(2,084)
Distributions to noncontrolling interest	(1)	(1)
Other, net	(25)	(127)
Net cash flows from financing activities	(4,569)	(1,602)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,391)	198
CASH AND CASH EQUIVALENTS, beginning of period	3,249	300
CASH AND CASH EQUIVALENTS, end of period	$1,858	$498

CASH PAID FOR INTEREST	$1,985	$2,017
CASH PAID FOR TAXES	$29	$22

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2. Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,322	$—	$67,322	$67,322	$—	$67,322
Goodwill	29,554	—	29,554	29,554	—	29,554
	$96,876	$—	$96,876	$96,876	$—	$96,876

Finite-lived intangible assets:
Customer relationships	$18,230	$(11,744)	$6,486	$18,230	$(10,777)	$7,453
Other intangible assets	405	(141)	264	405	(122)	283
	$18,635	$(11,885)	$6,750	$18,635	$(10,899)	$7,736

Amortization expense related to customer relationships and other intangible assets for the three and six months ended June 30, 2020 was $478 million and $986 million, respectively, and $548 million and $1.1 billion for the three and six months ended June 30, 2019, respectively.
The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Six months ended December 31, 2020	$889
2021	1,599
2022	1,329
2023	1,072
2024	821
Thereafter	1,040
$6,750

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

3. Investments

The Company recorded impairments on equity investments of approximately $11 million and $121 million during the three and six months ended June 30, 2019 which were recorded in other expense, net in the consolidated statements of operations.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts payable – trade	$646	$727
Deferred revenue	471	460
Accrued liabilities:
Programming costs	2,033	2,042
Labor	911	939
Capital expenditures	1,211	1,441
Interest	1,040	1,052
Taxes and regulatory fees	520	501
Operating lease liabilities	192	184
Other	733	796
	$7,757	$8,142

5. Leases

Operating lease expenses were $96 million and $191 million for the three and six months ended June 30, 2020, respectively, and $95 million and $189 million for the three and six months ended June 30, 2019, respectively, inclusive of $30 million and $62 million for the three and six months ended June 30, 2020, respectively, and $27 million and $61 million for the three and six months ended June 30, 2019, respectively, of both short-term lease costs and variable lease costs that were not included in the measurement of operating lease liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities, recorded as operating cash flows in the statements of cash flows, were $125 million and $122 million for the six months ended June 30, 2020 and 2019, respectively. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $162 million and $115 million for the six months ended June 30, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases is as follows.

	June 30, 2020	December 31, 2019

Operating lease right-of-use assets:
Included within other noncurrent assets	$979	$925

Operating lease liabilities:
Current portion included within accounts payable and accrued liabilities	$192	$184
Long-term portion included within other long-term liabilities	846	788
	$1,038	$972

Weighted average remaining lease term for operating leases	6.4 years	6.6 years
Weighted average discount rate for operating leases	4.2%	4.4%

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Maturities of lease liabilities are as follows.

Operating leases
Six months ended December 31, 2020	$127
2021	241
2022	208
2023	183
2024	146
Thereafter	357
Undiscounted lease cash flow commitments	1,262
Reconciling impact from discounting	(224)
Lease liabilities on consolidated balance sheet as of June 30, 2020	$1,038

The Company has $61 million and $62 million of finance lease liabilities recognized in the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, included within accounts payable and accrued liabilities and other long-term liabilities. The related finance lease right-of-use assets are recorded in property, plant and equipment, net. The Company’s finance leases were not considered material for further supplemental lease disclosures.

6. Long-Term Debt
Long-term debt consists of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
5.250% senior notes due September 30, 2022	$—	$—	$1,250	$1,241
5.125% senior notes due February 15, 2023	—	—	1,000	995
4.000% senior notes due March 1, 2023	500	498	500	497
5.125% senior notes due May 1, 2023	—	—	1,150	1,145
5.750% senior notes due September 1, 2023	—	—	500	497
5.750% senior notes due January 15, 2024	—	—	150	149
5.875% senior notes due April 1, 2024	1,700	1,691	1,700	1,690
5.375% senior notes due May 1, 2025	750	746	750	746
5.750% senior notes due February 15, 2026	2,500	2,473	2,500	2,471
5.500% senior notes due May 1, 2026	1,500	1,492	1,500	1,491
5.875% senior notes due May 1, 2027	800	796	800	796
5.125% senior notes due May 1, 2027	3,250	3,224	3,250	3,222
5.000% senior notes due February 1, 2028	2,500	2,470	2,500	2,469
5.375% senior notes due June 1, 2029	1,500	1,501	1,500	1,501
4.750% senior notes due March 1, 2030	3,050	3,041	3,050	3,041
4.500% senior notes due August 15, 2030	2,750	2,750	—	—
4.500% senior notes due May 1, 2032	1,400	1,387	—	—
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	—	—	2,000	1,997
4.464% senior notes due July 23, 2022	3,000	2,989	3,000	2,987
Senior floating rate notes due February 1, 2024	900	902	900	902
4.500% senior notes due February 1, 2024	1,100	1,094	1,100	1,093

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

4.908% senior notes due July 23, 2025	4,500	4,473	4,500	4,471
3.750% senior notes due February 15, 2028	1,000	988	1,000	987
4.200% senior notes due March 15, 2028	1,250	1,241	1,250	1,240
5.050% senior notes due March 30, 2029	1,250	1,241	1,250	1,241
2.800% senior notes due April 1, 2031	1,600	1,582	—	—
6.384% senior notes due October 23, 2035	2,000	1,983	2,000	1,982
5.375% senior notes due April 1, 2038	800	786	800	786
6.484% senior notes due October 23, 2045	3,500	3,467	3,500	3,467
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,391	2,450	2,391
5.125% senior notes due July 1, 2049	1,250	1,240	1,250	1,240
4.800% senior notes due March 1, 2050	2,800	2,797	2,800	2,798
3.700% senior notes due April 1, 2051	1,400	1,379	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
Credit facilities	10,288	10,213	10,427	10,345
Time Warner Cable, LLC:
5.000% senior notes due February 1, 2020	—	—	1,500	1,503
4.125% senior notes due February 15, 2021	700	706	700	711
4.000% senior notes due September 1, 2021	1,000	1,015	1,000	1,021
5.750% sterling senior notes due June 2, 2031 (a)	775	827	828	886
6.550% senior debentures due May 1, 2037	1,500	1,672	1,500	1,675
7.300% senior debentures due July 1, 2038	1,500	1,768	1,500	1,772
6.750% senior debentures due June 15, 2039	1,500	1,709	1,500	1,713
5.875% senior debentures due November 15, 2040	1,200	1,254	1,200	1,255
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	805	778	861	831
4.500% senior debentures due September 15, 2042	1,250	1,143	1,250	1,142
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,126	1,000	1,148
8.375% senior debentures due July 15, 2033	1,000	1,277	1,000	1,284
Total debt	77,768	78,369	78,416	79,078
Less current portion:
5.000% senior notes due February 1, 2020	—	—	(1,500)	(1,503)
3.579% senior notes due July 23, 2020	—	—	(2,000)	(1,997)
4.125% senior notes due February 15, 2021	(700)	(706)	—	—
Long-term debt	$77,068	$77,663	$74,916	$75,578

(a)Principal amount includes £625 million remeasured at $775 million and $828 million as of June 30, 2020 and December 31, 2019, respectively, using the exchange rate at the respective dates.
(b)Principal amount includes £650 million remeasured at $805 million and $861 million as of June 30, 2020 and December 31, 2019, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. See Note 9. The Company has

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $4.7 billion as of June 30, 2020.

In February 2020, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.65 billion aggregate principal amount of 4.500% senior unsecured notes due 2030 at par and in March 2020, an additional $1.1 billion of the same series of notes were issued at a price of 102.5% of the aggregate principal amount. Also in March 2020, CCO Holdings and CCO Holdings Capital Corp. issued $1.4 billion aggregate principal amount of 4.500% senior unsecured notes due 2032 at par. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including repaying certain indebtedness, including repayment of all of CCO Holdings' 5.250% senior notes due September 30, 2022, 5.125% senior notes due February 15, 2023, 5.125% senior notes due May 1, 2023, 5.750% senior notes due September 1, 2023 and 5.750% senior notes due January 15, 2024, as well as distributions to the Company's parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units. The Company recorded a loss on extinguishment of debt of $36 million and $63 million during the three and six months ended June 30, 2020, respectively, related to these transactions.

In July 2020, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.5 billion aggregate principal amount of 4.250% senior unsecured notes due 2031 at par and later in July 2020, an additional $1.5 billion of the same series of notes were issued at a price of 102%. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including repaying certain indebtedness, including repayment of all of CCO Holdings' 5.875% senior notes due April 1, 2024, as well as distributions to the Company's parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units.

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

In April 2020, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.6 billion aggregate principal amount of 2.800% senior secured notes due April 2031 at a price of 99.561% of the aggregate principal amount and $1.4 billion aggregate principal amount of 3.700% senior secured notes due April 2051 at a price of 99.217% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes.

In June 2020, Charter Operating and Charter Communications Operating Capital Corp. redeemed all of their 3.579% senior secured notes due July 2020.

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

7. Loans Payable - Related Party

Loans payable - related party as of June 30, 2020 and December 31, 2019 consists of loans from Charter Communications Holding Company, LLC (“Charter Holdco”) to the Company of $727 million and $699 million, respectively, and loans from

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter to the Company of $297 million and $260 million, respectively. Interest accrued at LIBOR plus 1.25% on the loans payable from Charter Holdco during the period ending June 30, 2020 and LIBOR plus 1.50% during the period ending December 31, 2019. Interest accrued at LIBOR plus 2.00% on the loans payable from Charter during both periods ending June 30, 2020 and December 31, 2019.

8.  Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. The fair value of the Company's cross-currency derivatives was $589 million and $224 million and is included in other long-term liabilities on its consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

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

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (Loss) on Financial Instruments, Net:
Change in fair value of cross-currency derivative instruments	$61	$(163)	$(365)	$(86)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	3	44	111	4
	$64	$(119)	$(254)	$(82)

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2020 and December 31, 2019 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments and were valued at $589 million and $224 million as of June 30, 2020 and December 31, 2019, respectively.

The estimated fair value of the Company’s senior notes and debentures as of June 30, 2020 and December 31, 2019 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

A summary of the carrying value and fair value of debt as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$68,156	$74,279	$68,733	$74,938
Credit facilities	$10,213	$9,926	$10,345	$10,448

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

10. Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Internet	$4,530	$4,103	$8,937	$8,127
Video	4,371	4,391	8,793	8,775
Voice	451	489	908	993
Residential revenue	9,352	8,983	18,638	17,895

Small and medium business	983	963	1,979	1,908
Enterprise	606	652	1,228	1,295
Commercial revenue	1,589	1,615	3,207	3,203

Advertising sales	249	395	614	740
Mobile	310	158	568	298
Other	194	194	403	412
	$11,694	$11,345	$23,430	$22,548

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

11.  Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Programming	$2,873	$2,827	$5,765	$5,692
Regulatory, connectivity and produced content	488	597	1,039	1,158
Costs to service customers	1,848	1,767	3,696	3,589
Marketing	719	768	1,485	1,503
Mobile	413	277	787	537
Other	981	1,022	2,002	2,021
	$7,322	$7,258	$14,774	$14,500

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing Internet, video and voice services as well as payments for sports, local and news content produced by the Company. Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and small and medium business customers, including internal and third-party labor for the non-capitalizable portion of installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Mobile costs represent costs associated with the Company's mobile service such as device and service costs, marketing, sales and commissions, retail stores, personnel costs and taxes, among others. Other includes corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax and insurance expense and stock compensation expense, among others.

12.  Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Special charges, net	$6	$24	$25	21
(Gain) loss on sale of assets, net	(4)	39	(13)	38
	$2	$63	$12	$59

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	11,600	31,500	1,265,300	1,782,400
Restricted stock	6,000	8,100	6,000	8,100
Restricted stock units	7,600	13,200	415,900	686,900

Charter stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of June 30, 2020, total unrecognized compensation remaining to be recognized in future periods totaled $263 million for stock options, $3 million for restricted stock and $309 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, ten months for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $90 million and $180 million for the three and six months ended June 30, 2020, respectively, and $82 million and $167 million for the three and six months ended June 30, 2019, respectively, which is included in operating costs and expenses.

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

The Company recorded income tax expense of $7 million and $13 million for the three and six months ended June 30, 2020, respectively, and $9 million and $76 million for the three and six months ended June 30, 2019, respectively. Income tax expense decreased during the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily as a result of an internal entity simplification that increased expense in 2019.

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

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $103 million and $110 million, excluding interest and penalties, as of June 30, 2020 and December 31, 2019, respectively. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2020; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes. Charter's 2016 through 2019 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the Time Warner Cable Inc. ("TWC") and Bright House Networks, LLC ("Bright House") transactions) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 through 2019 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and six months ended June 30, 2020, nor does the Company anticipate a material impact in the future.

15.     Comprehensive Income

Comprehensive income equaled net income attributable to CCO Holdings member for each of the three and six months ended June 30, 2020 and 2019.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Company is aware that Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 48.8% of voting interest in Liberty Broadband, may be deemed to have a 40.9% voting interest in Qurate Retail, Inc. ("Qurate") and is on the board of directors of Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For each of the three and six months ended June 30, 2020 and 2019, the Company recorded revenue in aggregate of approximately $12 million and $24 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery, Inc., (“Discovery”). The Company is aware that Dr. Malone owns 1.2% of the series A common stock, 93.6% of the series B common stock and 3.6% of the series C common stock of Discovery and has a 27.9% voting interest in Discovery for the election of directors. The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and of which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 23.9% voting interest for matters other than the election of directors. A/N PP also has the right to appoint three directors out of a total of twelve directors to Discovery’s board. The Company purchases programming from Discovery. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 2% of total operating costs and expenses for the three and six months ended June 30, 2020 and 2019.

Equity Investments

The Company and its parent companies have agreements with certain equity investees pursuant to which the Company has made or received related party transaction payments. The Company and its parent companies recorded payments to equity investees totaling $54 million and $117 million during the three and six months ended June 30, 2020, respectively, and $81 million and $167 million during the three and six months ended June 30, 2019, respectively.

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

On February 18, 2020 Sprint filed a lawsuit against Charter, Bright House, and TWC in the District Court for Johnson County, Kansas. Sprint alleges that Charter misappropriated trade secrets from Sprint years ago through employees hired by Bright House. Sprint asserts that the alleged trade secrets relate to the VoIP business of Charter and Bright House. Charter has removed this case to the United States District Court for the District of Kansas.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The components of net periodic pension benefit (costs) for the three and six months ended June 30, 2020 and 2019 are recorded in other pension benefits, net in the consolidated statements of operations and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$(28)	$(32)	$(56)	$(64)
Expected return on plan assets	39	41	77	82
Net periodic pension benefits	$11	$9	$21	$18

The Company made no cash contributions to the qualified pension plans during the three and six months ended June 30, 2020 and 2019; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2020 to the extent benefits are paid.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

20.     Consolidating Schedules

Each of Charter Operating, TWC, LLC, TWCE, CCO Holdings and certain subsidiaries jointly, severally, fully and unconditionally guarantee the outstanding debt securities of the others (other than the CCO Holdings notes) on an unsecured senior basis and the condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Certain Charter Operating subsidiaries that are regulated entities only become guarantor subsidiaries upon approval by regulators. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.
The “Charter Operating and Restricted Subsidiaries” column is presented to comply with the terms of the Credit Agreement.

Comprehensive income equaled net income attributable to CCO Holdings member for the six months ended June 30, 2020 and 2019. Condensed consolidating financial statements as of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019 follow.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Balance Sheets
As of June 30, 2020

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$200	$1,658	$—	$1,858
Accounts receivable, net	—	1,961	—	1,961
Receivables from related party	43	—	(43)	—
Prepaid expenses and other current assets	—	625	—	625
Total current assets	243	4,244	(43)	4,444

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	33,304	—	33,304
Customer relationships, net	—	6,486	—	6,486
Franchises	—	67,322	—	67,322
Goodwill	—	29,554	—	29,554
Total investment in cable properties, net	—	136,666	—	136,666

INVESTMENT IN SUBSIDIARIES	74,548	—	(74,548)	—
LOANS RECEIVABLE – RELATED PARTY	567	—	(567)	—
OTHER NONCURRENT ASSETS	—	2,564	—	2,564

Total assets	$75,358	$143,474	$(75,158)	$143,674

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$314	$7,443	$—	$7,757
Payables to related party	—	181	(43)	138
Current portion of long-term debt	—	706	—	706
Total current liabilities	314	8,330	(43)	8,601

LONG-TERM DEBT	22,069	55,594	—	77,663
LOANS PAYABLE – RELATED PARTY	—	1,591	(567)	1,024
DEFERRED INCOME TAXES	—	55	—	55
OTHER LONG-TERM LIABILITIES	—	3,333	—	3,333

MEMBER’S EQUITY
Controlling interest	52,975	74,548	(74,548)	52,975
Noncontrolling interests	—	23	—	23
Total member’s equity	52,975	74,571	(74,548)	52,998

Total liabilities and member’s equity	$75,358	$143,474	$(75,158)	$143,674

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Operations
For the six months June 30, 2020

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
REVENUES	$—	$23,430	$—	$23,430

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	—	14,774	—	14,774
Depreciation and amortization	—	4,917	—	4,917
Other operating expense, net	—	12	—	12
	—	19,703	—	19,703
Income from operations	—	3,727	—	3,727

OTHER INCOME (EXPENSES):
Interest expense, net	(587)	(1,370)	—	(1,957)
Loss on extinguishment of debt	(63)	—	—	(63)
Loss on financial instruments, net	—	(254)	—	(254)
Other pension benefits, net	—	21	—	21
Other income, net	—	5	—	5
Equity in income of subsidiaries	2,115	—	(2,115)	—
	1,465	(1,598)	(2,115)	(2,248)

Income before income taxes	1,465	2,129	(2,115)	1,479
Income tax expense	—	(13)	—	(13)
Consolidated net income	1,465	2,116	(2,115)	1,466
Less: Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income	$1,465	$2,115	$(2,115)	$1,465

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2020

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(565)	$7,260	$—	$6,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3,338)	—	(3,338)
Change in accrued expenses related to capital expenditures	—	(174)	—	(174)
Contributions to subsidiaries	(4,385)	—	4,385	—
Distributions from subsidiaries	8,541	—	(8,541)	—
Other, net	—	(5)	—	(5)
Net cash flows from investing activities	4,156	(3,517)	(4,156)	(3,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	4,178	3,144	—	7,322
Repayments of long-term debt	(4,092)	(3,800)	—	(7,892)
Borrowings of loans payable - related parties	—	25	—	25
Payments for debt issuance costs	(41)	(21)	—	(62)
Distributions to noncontrolling interest	—	(1)	—	(1)
Contributions from parent	39	4,385	(4,385)	39
Distributions to parent	(3,975)	(8,541)	8,541	(3,975)
Other, net	—	(25)	—	(25)
Net cash flows from financing activities	(3,891)	(4,834)	4,156	(4,569)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(300)	(1,091)	—	(1,391)
CASH AND CASH EQUIVALENTS, beginning of period	500	2,749	—	3,249
CASH AND CASH EQUIVALENTS, end of period	$200	$1,658	$—	$1,858

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings, LLC and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2019

	Guarantor Subsidiaries
	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	CCO Holdings Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(509)	$5,919	$—	$5,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3,262)	—	(3,262)
Change in accrued expenses related to capital expenditures	—	(428)	—	(428)
Contribution to subsidiaries	(792)	—	792	—
Distributions from subsidiaries	2,591	—	(2,591)	—
Other, net	—	80	—	80
Net cash flows from investing activities	1,799	(3,610)	(1,799)	(3,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	750	9,964	—	10,714
Repayments of long-term debt	—	(10,123)	—	(10,123)
Payments for debt issuance costs	(7)	(25)	—	(32)
Distributions to noncontrolling interest	—	(1)	—	(1)
Contributions from parent	51	792	(792)	51
Distributions to parent	(2,084)	(2,591)	2,591	(2,084)
Other, net	—	(127)	—	(127)
Net cash flows from financing activities	(1,290)	(2,111)	1,799	(1,602)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	198	—	198
CASH AND CASH EQUIVALENTS, beginning of period	—	300	—	300
CASH AND CASH EQUIVALENTS, end of period	$—	$498	$—	$498

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

We are a leading broadband connectivity company and cable operator serving more than 30 million customers in 41 states through its Spectrum brand. Over an advanced communications network, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. We also distribute award-winning news coverage, sports and high-quality original programming to our customers through Spectrum Networks and Spectrum Originals.

Overview

As the COVID-19 pandemic continues to significantly impact the United States, we have continued to deliver services uninterrupted by the pandemic. Because we have invested significantly in our network and through normal course capacity increases, we have been able to respond to the significant increase in network activity from the private and public response to COVID-19 as we do our part as a major provider of Internet services in the United States by, among other things, enabling social distancing through telecommuting and e-learning across our footprint of 41 states. We have invested significantly in our self-service infrastructure, and customers have accelerated the adoption of our self-installation and digital self-service capabilities. Our front-line service infrastructure in call centers and field operations continues to experience higher service transaction volume and is performing well. Much of that increase in activity has been driven by increased demand for our connectivity services to residential, healthcare, government and educational customers. The response to our Remote Education Offer ("REO") pursuant to which new customers with students or educators in the household were eligible to receive our Internet service for free for 60 days generated 448,000 new Internet customers as of June 30, 2020, of which 288,000 had rolled off the promotional period by the end of the quarter while 160,000 remained within their free period. The REO program ended June 30, 2020 and is no longer being offered to new customers.

We also participated in the Federal Communications Commission's ("FCC") Keep Americans Connected (“KAC”) Pledge, pausing collection efforts and related disconnects for residential and small and medium business ("SMB") customers with COVID-19 related payment challenges through June 30, 2020. Approximately 700,000 residential and SMB customers requested protection from disconnection under this program of which, at the peak of the program approximately 222,000 customers would have been disconnected under our normal collection policies. In an effort to assist these COVID-19 impacted customers with overdue balances, we waived approximately $85 million of receivables which was recorded as a reduction of revenue during the three and six months ended June 30, 2020. Any remaining balance will be paid over the next twelve months with continued service. In addition, we have offered a seasonal plan at reduced rates to SMB and Enterprise hospitality customers that have requested a reduced level of service due to temporary business closure or because these customers have reduced their service offering to their own customers ("Seasonal Plan").

We cannot predict the ultimate impact of COVID-19 on our business, including the depth and duration of the economic impact to household formation and growth and our residential and business customers’ ability to pay for our products and services including the impact of extended unemployment benefits and other stimulus packages. We expect that some of the COVID-19 programs discussed above may result in incremental churn and bad debt during the remainder of the year. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of our suppliers and vendors to provide products and services to us, the pace of new housing construction, changes in business spend in our local and national ad sales business, the effects to our employees’ health and safety and resulting reorientation of our work activities, and the risk of limitations on the deployment and maintenance of our services (including by limiting our customer support and on-site service repairs and installations).

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

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three and six months ended June 30, 2020, our mobile product line increased revenues by $310 million and $568 million, respectively, reduced Adjusted EBITDA by approximately $103 million and $219 million, respectively, and reduced free cash flow by approximately $233 million and $493 million, respectively. During the three and six months ended June 30, 2019, our mobile product line increased revenues by $158 million and $298 million, respectively, reduced Adjusted EBITDA by approximately $119 million and $239 million, respectively, and reduced free cash flow by approximately $297 million and $588 million, respectively. As we continue to grow our mobile service and scale the business, we expect continued negative impacts to Adjusted EBITDA, as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenues	$11,694	$11,345	3.1%	$23,430	$22,548	3.9%
Adjusted EBITDA	$4,462	$4,169	7.0%	$8,836	$8,215	7.6%
Income from operations	$1,946	$1,529	27.3%	$3,727	$2,947	26.5%

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

Growth in total revenue for the three and six months ended June 30, 2020 compared to the corresponding prior periods was primarily due to growth in our residential Internet, mobile and small and medium business customers. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily mobile, costs to service customers and programming offset by lower regulatory, connectivity and produced content costs. Income from operations was also affected by a decrease in depreciation and amortization expense and other operating expenses, net.

The following table summarizes our customer statistics for Internet, video, mobile and voice as of June 30, 2020 and 2019 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2020 (a)	2019 (a)
Customer Relationships (b)
Residential	28,496	26,755
Small and Medium Business	1,980	1,902
Total Customer Relationships	30,476	28,657

Residential Primary Service Units (“PSU”)
Internet	26,313	24,244
Video	15,652	15,802
Voice	9,398	9,808

Monthly Residential Revenue per Residential Customer (c)	$110.82	$112.20

Small and Medium Business PSUs
Internet	1,783	1,701
Video	516	518
Voice	1,169	1,097

Monthly Small and Medium Business Revenue per Customer (d)	$166.06	$170.42

Mobile Lines	1,697	518

Enterprise PSUs (e)	270	258

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of June 30, 2020 and 2019, customers include approximately 124,500 and 152,900 customers, respectively, whose accounts were over 60 days past due, approximately 18,400 and 13,800 customers, respectively, whose accounts were over 90 days past due and approximately 10,400 and 15,800 customers, respectively, whose accounts were over 120 days past due. As detailed in the table below, our customer counts include those customers who connected as part of our Remote Education Offer and those customers who we have not disconnected in our normal timelines associated with our Keep Americans Connected Pledge.
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

The table above includes the impact on customers of COVID-19 related offers and programs launched by us in the first quarter of 2020 as follows (in thousands except footnotes).

	Remote Education Offer (a)		Keep Americans Connected (b)	Seasonal Plan (c)	Total
Residential
Customer Relationships	160		208	n/a	368
Internet PSUs	160		202	n/a	362
Video PSUs	58	(d)	148	n/a	206
Voice PSUs	46	(d)	90	n/a	136
Mobile Lines	10	(d)	8	n/a	18

Small and Medium Business
Customer Relationships	n/a		14	13	27
Internet PSUs	n/a		13	11	24
Video PSUs	n/a		6	13	19
Voice PSUs	n/a		11	8	19
Mobile Lines	n/a		—	—	—

Enterprise PSUs
Enterprise PSUS	n/a		1	9	10

(a)The REO represents residential customers receiving free Internet service by participating in Charter's free 60-day Internet offer available to households with K-12 and/or college students or educators who were not Spectrum Internet customers. This offer for new customers ended on June 30, 2020. These residential customers are generally eligible to purchase additional products and services (i.e. video, voice and mobile) at current promotional rates. Of the 448,000 Internet customers who were added as part of the REO through June 30, 2020 (of which 119,000 were added in March), 160,000 remained within their 60-day free period with 288,000 having rolled off the promotional period as of June 30, 2020. Nearly 90% of cumulative connects on the REO remained Internet customers as of July 27, 2020.
(b)As part of our March 2020 pledge to the FCC which we extended through June 30, KAC represents customers who requested to not be disconnected from service due to COVID-19 related payment challenges and would have been disconnected under our normal collection policies during the pledge period. Approximately 600,000 residential customers and 100,000 SMB customers had requested protection from disconnection, of which at the peak of the program, 208,000 and 14,000, respectively, would have been disconnected under our normal collection policies. Approximately 30% of the KAC customer bills were current, and over 60% were making partial or full payments. In an effort to assist these COVID-19 impacted customers with overdue balances, we waived $76 million of residential, $6 million of SMB and $3 million of mobile receivables, each of which were recorded as a reduction to revenue in the second quarter. These customers no longer have an overdue balance and will be subject to Charter's standard collection practices going forward.
(c)Represents small and medium businesses and Enterprise hospitality customers who have requested a reduced level of service and now pay a reduced price for their service due to temporary business closure or because these customers have reduced their service offering to their own customers.
(d)Customers who are receiving free Internet Service as part of the REO who have subscribed to products in addition to Spectrum Internet (i.e., video, voice, mobile) during the 60-day Free Internet Offer. Billings are not deferred for these additional services.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$11,694	$11,345	$23,430	$22,548

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,322	7,258	14,774	14,500
Depreciation and amortization	2,424	2,495	4,917	5,042
Other operating expenses, net	2	63	12	59
	9,748	9,816	19,703	19,601
Income from operations	1,946	1,529	3,727	2,947

Other Income (Expenses):
Interest expense, net	(965)	(955)	(1,957)	(1,892)
Loss on extinguishment of debt	(36)	—	(63)	—
Gain (loss) on financial instruments, net	64	(119)	(254)	(82)
Other pension benefits, net	11	9	21	18
Other income (expense), net	(6)	(16)	5	(126)
	(932)	(1,081)	(2,248)	(2,082)

Income before income taxes	1,014	448	1,479	865
Income tax expense	(7)	(9)	(13)	(76)
Consolidated net income	1,007	439	1,466	789
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)

Net income attributable to CCO Holdings member	$1,006	$438	$1,465	$788

Revenues. Total revenues grew $349 million and $882 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as an increase in our mobile service offset by a decrease in video customers and $85 million of waived receivables related to the KAC program.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Internet	$4,530	$4,103	10.4%	$8,937	$8,127	10.0%
Video	4,371	4,391	(0.4)%	8,793	8,775	0.2%
Voice	451	489	(7.7)%	908	993	(8.6)%
Residential revenue	9,352	8,983	4.1%	18,638	17,895	4.2%

Small and medium business	983	963	2.0%	1,979	1,908	3.7%
Enterprise	606	652	(7.1)%	1,228	1,295	(5.2)%
Commercial revenue	1,589	1,615	(1.7)%	3,207	3,203	0.1%

Advertising sales	249	395	(37.0)%	614	740	(17.1)%
Mobile	310	158	96.1%	568	298	90.9%
Other	194	194	0.3%	403	412	(2.2)%
	$11,694	$11,345	3.1%	$23,430	$22,548	3.9%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 Increase / (Decrease)	Six months ended June 30, 2020 compared to six months ended June 30, 2019 Increase / (Decrease)
Increase in average residential Internet customers	$299	$529
Increase related to rate, product mix and allocation changes	128	281
	$427	$810

Residential Internet customers grew by 2,069,000 customers from June 30, 2019 to June 30, 2020 due in part to higher demand for our services and the impacts of COVID-19 programs. The increase related to rate, product mix and allocation changes was primarily due to price adjustments including promotional roll-off offset by a $29 million reduction related to the KAC program credits.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The change in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 Increase / (Decrease)	Six months ended June 30, 2020 compared to six months ended June 30, 2019 Increase / (Decrease)
Increase related to rate, product mix and allocation changes	$53	$228
Decrease in average residential video customers	(79)	(202)
Increase (decrease) in video on demand and pay-per-view	6	(8)
	$(20)	$18

The increase related to rate, product mix and allocation changes was primarily due to price adjustments including annual increases and promotional roll-off partly offset by a $44 million reduction related to KAC program credits and a higher mix of streaming and lighter video packages within our video customer base. Residential video customers decreased by 150,000 from June 30, 2019 to June 30, 2020.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 Increase / (Decrease)	Six months ended June 30, 2020 compared to six months ended June 30, 2019 Increase / (Decrease)
Decrease in average residential voice customers	$(27)	$(61)
Decrease related to rate, product mix and allocation changes	(11)	(24)
	$(38)	$(85)

Residential wireline voice customers decreased by 410,000 customers from June 30, 2019 to June 30, 2020. The decrease related to rate, product mix and allocation changes was primarily due to value-based pricing and a $3 million reduction related to KAC program credits.

The increase in small and medium business commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 Increase / (Decrease)	Six months ended June 30, 2020 compared to six months ended June 30, 2019 Increase / (Decrease)
Increase in small and medium business customers	$44	$106
Decrease related to rate and product mix changes	(24)	(35)
	$20	$71

Small and medium business customers grew by 78,000 from June 30, 2019 to June 30, 2020. The decrease related to rate and product mix changes was primarily due to a $17 million reduction related to COVID-19 programs.

Enterprise revenues decreased $46 million and $67 million during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to the sale of non-strategic assets in the third quarter of 2019 and a revenue reduction of $18 million related to the Enterprise hospitality seasonal program. Enterprise PSUs increased 12,000 from June 30, 2019 to June 30, 2020.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $146 million and $126 million during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019 due to lower local and national ad revenues due to COVID-19.

During the three and six months ended June 30, 2020, mobile revenues represented approximately $158 million and $289 million of device revenues, respectively, and approximately $152 million and $279 million of service revenues, respectively. During the three and six months ended June 30, 2019, mobile revenues represented approximately $111 million and $225 million of device revenues, respectively, and approximately $47 million and $73 million of service revenues, respectively. The revenue increases are attributable to an increase in mobile lines from 518,000 as of June 30, 2019 to 1,697,000 mobile lines as of June 30, 2020.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues remained unchanged during the three months ended June 30, 2020 compared to the corresponding period in 2019 and decreased $9 million during the six months ended June 30, 2020 compared to the corresponding periods in 2019 primarily due to a decrease in home security revenue and late payment fees offset by an increase in the sale of video devices.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 Increase / (Decrease)	Six months ended June 30, 2020 compared to six months ended June 30, 2019 Increase / (Decrease)
Programming	$46	$73
Regulatory, connectivity and produced content	(109)	(119)
Costs to service customers	81	107
Marketing	(49)	(18)
Mobile	136	250
Other	(41)	(19)
	$64	$274

Programming costs were approximately $2.9 billion and $5.8 billion for the three and six months ended June 30, 2020, respectively, representing 39% of total operating costs and expenses for both time periods, and $2.8 billion and $5.7 billion for the three and six months ended June 30, 2019, respectively, representing 39% of total operating costs and expenses for both time periods. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent partly offset by lower video customers, nonrecurring benefits and a higher mix of lower cost video packages within our video customer base.  We expect programming rates will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content decreased $109 million and $119 million during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to timing of sports rights fees driven by delayed games due to COVID-19 and lower regulatory pass-through fees offset by higher original programming costs and costs of video devices sold to customers.
Costs to service customers increased $81 million and $107 million during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to higher labor costs resulting from COVID-19 related wage increases and flex time benefits along with 6.3% customer growth partially offset by lower medical costs and one-time payroll tax credits. Bad debt expense increased only slightly given the revenue write-off associated with the KAC program and better collections enhanced by government stimulus benefits.

Marketing costs decreased $49 million and $18 million during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to better media placement rates and a one-time payroll tax credit.

Mobile costs of $413 million and $787 million for the three and six months ended June 30, 2020, respectively, and $277 million and $537 million for the three and six months ended 2019, respectively, were comprised of mobile device costs and mobile service and operating costs. The increases are attributable to increases in the number of mobile lines.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 Increase / (Decrease)	Six months ended June 30, 2020 compared to six months ended June 30, 2019 Increase / (Decrease)
Corporate costs	$17	$31
Stock compensation expense	8	13
Advertising sales expense	(45)	(34)
Enterprise	(26)	(49)
Other	5	20
	$(41)	$(19)

Advertising sales expense decreased due to lower cost of sales fees driven by lower revenue. Enterprise costs decreased primarily due to the sale of non-strategic assets in the third quarter of 2019.

Depreciation and amortization. Depreciation and amortization expense decreased by $71 million and $125 million during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019 primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 Increase / (Decrease)	Six months ended June 30, 2020 compared to six months ended June 30, 2019 Increase / (Decrease)
Special charges, net	$(18)	$4
(Gain) loss on sale of assets, net	(43)	(51)
	$(61)	$(47)

See Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $10 million and $65 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019 primarily as a result of an increase in weighted average debt outstanding of approximately $6.5 billion and $5.5 billion, respectively, primarily due to the issuance of notes throughout 2019 and 2020 for general corporate purposes including distributions to parent companies for stock buybacks and debt repayments offset by a reduction in weighted average interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt of $36 million and $63 million for the three and six months ended June 30, 2020, respectively, represents losses recognized as a result of the redemption of CCO Holdings notes. For more information, see Note 6 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on financial instruments, net. We recorded gains on financial instruments of $64 million and losses on financial instruments of $254 million during the three and six months ended June 30, 2020, respectively, and losses on financial instruments of $119 million and $82 million during the three and six months ended June 30, 2019, respectively. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of our cross-currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes (the “Sterling Notes”) into U.S. dollars. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other pension benefits, net. Net other pension benefits increased by $2 million and $3 million during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. For more information, see Note 18 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Other income (expense), net. Other income (expense), net primarily represents equity losses on our equity investments. Other expense, net also includes an impairment on equity investments of approximately $11 million and $121 million during the three and six months ended June 30, 2019, respectively.

Income tax expense. We recognized income tax expense of $7 million and $13 million for the three and six months ended June 30, 2020, respectively, and $9 million and $76 million for the three and six months ended June 30, 2019, respectively. Income tax expense decreased during the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily as a result of an internal entity simplification that increased expense in 2019. For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member increased from $438 million and $788 million for the three and six months ended June 30, 2019, respectively, to $1.0 billion and $1.5 billion for the three and six months ended June 30, 2020, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $308 million and $619 million for the three and six months ended June 30, 2020, respectively, and $299 million and $599 million for the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to CCO Holdings member	$1,006	$438	$1,465	$788
Plus: Net income attributable to noncontrolling interest	1	1	1	1
Interest expense, net	965	955	1,957	1,892
Income tax expense	7	9	13	76
Depreciation and amortization	2,424	2,495	4,917	5,042
Stock compensation expense	90	82	180	167
Loss on extinguishment of debt	36	—	63	—
(Gain) loss on financial instruments, net	(64)	119	254	82
Other pension benefits, net	(11)	(9)	(21)	(18)
Other, net	8	79	7	185
Adjusted EBITDA	$4,462	$4,169	$8,836	$8,215

Net cash flows from operating activities	$3,505	$2,723	$6,695	$5,410
Less: Purchases of property, plant and equipment	(1,877)	(1,597)	(3,338)	(3,262)
Change in accrued expenses related to capital expenditures	214	(52)	(174)	(428)
Free cash flow	$1,842	$1,074	$3,183	$1,720

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

In April 2020, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.6 billion aggregate principal amount of 2.800% senior secured notes due April 2031 at a price of 99.561% of the aggregate principal amount and $1.4 billion aggregate principal amount of 3.700% senior secured notes due April 2051 at a price of 99.217% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes.

In June 2020, Charter Operating and Charter Communications Operating Capital Corp. redeemed all of their 3.579% senior secured notes due July 2020.

In July 2020, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.5 billion aggregate principal amount of 4.250% senior unsecured notes due 2031 at par and later in July 2020, an additional $1.5 billion of the same series of notes were issued at a price of 102%. The net proceeds will be used to pay related fees and expenses and for general corporate purposes, including repaying certain indebtedness, including repayment of all of CCO Holdings' 5.875% senior notes due April 1, 2024, as well as distributions to our parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of June 30, 2020 was $77.8 billion, consisting of $10.3 billion of credit facility debt, $45.3 billion of investment grade senior secured notes and $22.2 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we sell the handset or tablet to customers pursuant to equipment installment plans. Free cash flow was $1.8 billion and $3.2 billion for the three and six months ended June 30, 2020, respectively, and $1.1 billion and $1.7 billion for the three and six months ended June 30, 2019, respectively. See table below for factors impacting free cash flow during the three and six months ended June 30, 2020 compared to the corresponding prior periods. As of June 30, 2020, the amount available under our credit facilities was approximately $4.7 billion and cash on hand was approximately $1.9 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as distributions to our parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating level. Our leverage ratio was 4.3 times Adjusted EBITDA as of June 30, 2020. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three and six months ended June 30, 2020, Charter purchased approximately 2.0 million and 6.5 million of Charter Class A common stock for approximately $1.0 billion and $3.2 billion, respectively, and during the three and six months ended June 30, 2019, Charter purchased approximately 2.2 million and 4.9 million shares, respectively, of Charter Class A common stock for approximately $837 million and $1.7 billion, respectively.

In December 2017, Charter and A/N entered into an amendment to the letter agreement (the "Letter Agreement") that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. Charter Holdings purchased from A/N 0.3 million and 1.1 million Charter Holdings common units at an average price per unit of $445.15 and $481.68, or $125 million and $518 million, during the three and six months ended June 30, 2020, respectively, and 0.4 million and 0.8 million Charter Holdings common units at an average price per unit of $358.21 and $338.12, or $161 million and $254 million, during the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, Charter had remaining board authority to purchase an additional $837 million of Charter’s Class A common stock and/or Charter Holdings common units. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow increased $768 million and $1.5 billion during the three and six months ended June 30, 2020 compared to the corresponding prior periods in 2019 due to the following (dollars in millions).

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 Increase / (Decrease)	Six months ended June 30, 2020 compared to six months ended June 30, 2019 Increase / (Decrease)
Changes in working capital, excluding change in accrued interest	$629	$917
Increase in Adjusted EBITDA	293	621
Decrease in cash paid for interest, net	115	29
Increase in capital expenditures	(280)	(76)
Other, net	11	(28)
	$768	$1,463

Free cash flow was reduced by $233 million and $493 million during the three and six months ended June 30, 2020, respectively, and $297 million and $588 million during the three and six months ended June 30, 2019, respectively, due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of June 30, 2020, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on June 30, 2020 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash, Cash Equivalents and Restricted Cash. We held $1.9 billion and $3.2 billion in cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively.

Operating Activities. Net cash provided by operating activities increased $1.3 billion during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in Adjusted EBITDA of $621 million and changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $663 million less cash.

Investing Activities. Net cash used in investing activities was $3.5 billion and $3.6 billion for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash used was primarily due to the change in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities was $4.6 billion and $1.6 billion for the six months ended June 30, 2020 and 2019, respectively. The increase in cash used was primarily due to an increase in distributions to parent companies and a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.9 billion and $3.3 billion for the three and six months ended June 30, 2020, respectively, and $1.6 billion and $3.3 billion for the three and six months ended June 30, 2019, respectively.  The increase was primarily due to higher scalable infrastructure as a result of core network enhancement and node splits to maintain excess network capacity with growing customers and traffic, higher line extensions driven by continued network expansion, including to rural areas and an increase in Internet customer premise equipment. See the table below for more details.

We currently expect 2020 cable capital expenditures to decline as a percentage of cable revenue versus 2019. The actual amount of our capital expenditures in 2020 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $174 million and $428 million for the six months ended June 30, 2020 and 2019, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2020 and 2019. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer premise equipment (a)	$518	$492	$981	$1,057
Scalable infrastructure (b)	385	223	555	520
Line extensions (c)	422	363	765	684
Upgrade/rebuild (d)	155	155	284	286
Support capital (e)	397	364	753	715
Total capital expenditures	$1,877	$1,597	$3,338	$3,262

Capital expenditures included in total related to:
Mobile	$125	$93	$212	$181
Commercial services	$323	$324	$584	$629

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
As of June 30, 2020 and December 31, 2019, the weighted average interest rate on credit facility debt was approximately 1.7% and 3.3%, respectively, and the weighted average interest rate on the senior notes was approximately 5.3% and 5.4%, respectively, resulting in a blended weighted average interest rate of 4.8% and 5.1%, respectively. The interest rate on approximately 86% of the total principal amount of our debt was effectively fixed as of June 30, 2020 and December 31, 2019.
The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2020 (dollars in millions).

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$1,700	$3,000	$1,500	$2,800	$57,580	$66,580	$73,353
Average Interest Rate	—%	4.05%	4.46%	6.92%	5.33%	5.33%	5.30%

Variable Rate	$138	$277	$277	$436	$1,165	$8,895	$11,188	$10,852
Average Interest Rate	1.53%	1.50%	1.52%	1.65%	1.98%	2.27%	2.17%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2020 including applicable bank spread.

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

During the quarter ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current pandemic and continued spread of COVID-19 will cause a significant economic recession. At this time, we cannot predict the duration of any business disruption and the ultimate impact of COVID-19 on our business, including the depth and duration of the economic impact to household formation and growth and our residential and business customers’ ability to pay for our products and services including the impact of extended unemployment benefits and other stimulus packages. We expect that some of the COVID-19 programs may result in incremental churn and bad debt during the remainder of the year. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of our suppliers and vendors to provide products and services to us, the pace of new housing construction, changes in business spend in our local and national ad sales business, the effects to our employees’ health and safety and resulting reorientation of our work activities, and the risk of limitations on the deployment and maintenance of our services (including by limiting our customer support and on-site service repairs and installations). The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. has duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: August 3, 2020		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: August 3, 2020		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

10.1
Fifth Supplemental Indenture, dated as of July 9, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 13, 2020).

10.2	Form of 4.250% Senior Notes due 2031 (included in Exhibit 10.1 hereto).
10.3
Exchange and Registration Rights Agreement, dated July 9, 2020, relating to the 4.250% Senior Notes due 2031, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Morgan Stanley & Co. LLC, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 13, 2020).

10.4
Exchange and Registration Rights Agreement, dated July 24, 2020, relating to the 4.250% Senior Notes due 2031, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Morgan Stanley & Co. LLC, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 28, 2020).

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
101
The following financial information from CCO Holdings, LLC's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, filed with the Securities and Exchange Commission on August 3, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1