Form 10-Q
period 2021-03-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2021-05-03
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of March 31, 2021: 1

CCO HOLDINGS, LLC.
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2021

This quarterly report on Form 10-Q is for the three months ended March 31, 2021. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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
•the effects of governmental regulation on our business including subsidies to consumers, subsidies and incentives for competitors, costs, disruptions and possible limitations on operating flexibility related to, and our ability to comply with, regulatory conditions applicable to us;
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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$519	$710
Accounts receivable, less allowance for doubtful accounts of $173 and $217, respectively	2,352	2,503
Prepaid expenses and other current assets	435	325
Total current assets	3,306	3,538

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $32,499 and $31,558, respectively	33,265	33,490
Customer relationships, net	5,185	5,615
Franchises	67,322	67,322
Goodwill	29,554	29,554
Total investment in cable properties, net	135,326	135,981

OTHER NONCURRENT ASSETS	3,123	3,102

Total assets	$141,755	$142,621
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,238	$8,243
Payables to related party	69	96
Current portion of long-term debt	1,005	1,008
Total current liabilities	9,312	9,347

LONG-TERM DEBT	83,882	81,744
LOANS PAYABLE - RELATED PARTY	1,074	1,001
DEFERRED INCOME TAXES	53	53
OTHER LONG-TERM LIABILITIES	3,238	3,268

MEMBER’S EQUITY:
CCO Holdings member’s equity	44,174	47,185
Noncontrolling interests	22	23
Total member’s equity	44,196	47,208

Total liabilities and member’s equity	$141,755	$142,621

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2021	2020
REVENUES	$12,519	$11,736

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,731	7,452
Depreciation and amortization	2,436	2,493
Other operating expenses, net	304	10
	10,471	9,955
Income from operations	2,048	1,781

OTHER INCOME (EXPENSES):
Interest expense, net	(981)	(992)
Other income (expenses), net	42	(324)
	(939)	(1,316)

Income before income taxes	1,109	465
Income tax expense	(10)	(6)
Consolidated net income	$1,099	$459

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2020	$47,185	$23	$47,208
Consolidated net income	1,099	—	1,099
Stock compensation expense	134	—	134
Distributions to parent	(4,244)	—	(4,244)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2021	$44,174	$22	$44,196

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2019	$55,266	$23	$55,289
Consolidated net income	459	—	459
Stock compensation expense	90	—	90
Contributions from parent	27	—	27
Distributions to parent	(2,685)	—	(2,685)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2020	$53,157	$22	$53,179

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,099	$459
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,436	2,493
Stock compensation expense	134	90
Noncash interest income, net	(9)	(12)
Other, net	5	313
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	151	102
Prepaid expenses and other assets	(167)	(57)
Accounts payable, accrued liabilities and other	87	(131)
Receivables from and payables to related party	(4)	(67)
Net cash flows from operating activities	3,732	3,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,821)	(1,461)
Change in accrued expenses related to capital expenditures	(75)	(388)
Other, net	53	39
Net cash flows from investing activities	(1,843)	(1,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,289	4,339
Repayments of long-term debt	(3,164)	(3,589)
Payments for debt issuance costs	(22)	(41)
Borrowings of loans payable - related parties	48	5
Contributions from parent	—	27
Distributions to parent	(4,244)	(2,685)
Distributions to noncontrolling interest	(1)	(1)
Other, net	14	(24)
Net cash flows from financing activities	(2,080)	(1,969)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(191)	(589)
CASH AND CASH EQUIVALENTS, beginning of period	710	3,249
CASH AND CASH EQUIVALENTS, end of period	$519	$2,660

CASH PAID FOR INTEREST	$1,012	$1,050
CASH PAID FOR TAXES	$2	$2

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

Certain prior period amounts have been reclassified to conform with the 2021 presentation.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,322	$—	$67,322	$67,322	$—	$67,322
Goodwill	29,554	—	29,554	29,554	—	29,554
Wireless spectrum licenses	464	—	464	464	—	464
	$97,340	$—	$97,340	$97,340	$—	$97,340

Finite-lived intangible assets:
Customer relationships	$18,230	$(13,045)	$5,185	$18,230	$(12,615)	$5,615
Other intangible assets	420	(169)	251	420	(159)	261
	$18,650	$(13,214)	$5,436	$18,650	$(12,774)	$5,876

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2021 and 2020 was $440 million and $508 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Nine months ended December 31, 2021	$1,162
2022	1,332
2023	1,075
2024	824
2025	575
Thereafter	468
$5,436

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments, adoption of new accounting standards and other relevant factors.

3.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accounts payable – trade	$698	$737
Deferred revenue	491	436
Accrued liabilities:
Programming costs	2,074	1,940
Labor	1,066	1,370
Capital expenditures	1,121	1,227
Interest	1,057	1,083
Taxes and regulatory fees	501	523
Operating lease liabilities	212	202
Other	1,018	725
	$8,238	$8,243

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

4.    Leases

Operating lease expenses were $102 million and $95 million for the three months ended March 31, 2021 and 2020, respectively, inclusive of $32 million for each of the three months ended March 31, 2021 and 2020 of both short-term lease costs and variable lease costs that were not included in the measurement of operating lease liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities, recorded as operating cash flows in the statements of cash flows, were $69 million and $61 million for the three months ended March 31, 2021 and 2020, respectively. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $92 million and $62 million for the three months ended March 31, 2021 and 2020, respectively.

Supplemental balance sheet information related to leases is as follows.

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets:
Included within other noncurrent assets	$1,098	$1,065

Operating lease liabilities:
Current portion included within accounts payable and accrued liabilities	$212	$202
Long-term portion included within other long-term liabilities	966	941
	$1,178	$1,143

Weighted average remaining lease term for operating leases	6.2 years	6.4 years
Weighted average discount rate for operating leases	3.7%	3.9%

Maturities of lease liabilities as of March 31, 2021 are as follows.

Operating leases
Nine months ended December 31, 2021	$204
2022	257
2023	238
2024	195
2025	155
Thereafter	329
Undiscounted lease cash flow commitments	1,378
Reconciling impact from discounting	(200)
Lease liabilities on consolidated balance sheet as of March 31, 2021	$1,178

The Company has $64 million and $63 million of finance lease liabilities recognized in the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, included within accounts payable and accrued liabilities and other long-term liabilities. The related finance lease right-of-use assets are recorded in property, plant and equipment, net. The Company’s finance leases were not considered material for further supplemental lease disclosures.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

5.    Long-Term Debt
Long-term debt consists of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
4.000% senior notes due March 1, 2023	$500	$498	$500	$498
5.750% senior notes due February 15, 2026	1,750	1,733	2,500	2,475
5.500% senior notes due May 1, 2026	1,500	1,493	1,500	1,492
5.875% senior notes due May 1, 2027	800	796	800	796
5.125% senior notes due May 1, 2027	3,250	3,226	3,250	3,225
5.000% senior notes due February 1, 2028	2,500	2,473	2,500	2,472
5.375% senior notes due June 1, 2029	1,500	1,501	1,500	1,501
4.750% senior notes due March 1, 2030	3,050	3,042	3,050	3,042
4.500% senior notes due August 15, 2030	2,750	2,750	2,750	2,750
4.250% senior notes due February 1, 2031	3,000	3,001	3,000	3,001
4.500% senior notes due May 1, 2032	2,900	2,928	2,900	2,928
Charter Communications Operating, LLC:
4.464% senior notes due July 23, 2022	3,000	2,993	3,000	2,992
Senior floating rate notes due February 1, 2024	900	902	900	902
4.500% senior notes due February 1, 2024	1,100	1,095	1,100	1,094
4.908% senior notes due July 23, 2025	4,500	4,477	4,500	4,475
3.750% senior notes due February 15, 2028	1,000	989	1,000	989
4.200% senior notes due March 15, 2028	1,250	1,242	1,250	1,241
5.050% senior notes due March 30, 2029	1,250	1,242	1,250	1,242
2.800% senior notes due April 1, 2031	1,600	1,583	1,600	1,583
2.300% senior notes due February 1, 2032	1,000	991	1,000	991
6.384% senior notes due October 23, 2035	2,000	1,983	2,000	1,983
5.375% senior notes due April 1, 2038	800	786	800	786
3.500% senior notes due June 1, 2041	1,500	1,482	—	—
6.484% senior notes due October 23, 2045	3,500	3,468	3,500	3,468
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,392	2,450	2,392
5.125% senior notes due July 1, 2049	1,250	1,240	1,250	1,240
4.800% senior notes due March 1, 2050	2,800	2,797	2,800	2,797
3.700% senior notes due April 1, 2051	2,050	2,031	2,050	2,030
3.900% senior notes due June 1, 2052	1,000	992	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
3.850% senior notes due April 1, 2061	1,850	1,809	1,350	1,339
Credit facilities	10,081	10,015	10,150	10,081
Time Warner Cable, LLC:
4.000% senior notes due September 1, 2021	1,000	1,005	1,000	1,008
5.750% sterling senior notes due June 2, 2031 (a)	862	917	854	911
6.550% senior debentures due May 1, 2037	1,500	1,667	1,500	1,668
7.300% senior debentures due July 1, 2038	1,500	1,761	1,500	1,763

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

6.750% senior debentures due June 15, 2039	1,500	1,705	1,500	1,706
5.875% senior debentures due November 15, 2040	1,200	1,253	1,200	1,254
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	896	866	889	859
4.500% senior debentures due September 15, 2042	1,250	1,146	1,250	1,145
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,092	1,000	1,104
8.375% senior debentures due July 15, 2033	1,000	1,266	1,000	1,270
Total debt	84,339	84,887	82,143	82,752
Less current portion:
4.000% senior notes due September 1, 2021	(1,000)	(1,005)	(1,000)	(1,008)
Long-term debt	$83,339	$83,882	$81,143	$81,744

(a)Principal amount includes £625 million remeasured at $862 million and $854 million as of March 31, 2021 and December 31, 2020, respectively, using the exchange rate at the respective dates.
(b)Principal amount includes £650 million remeasured at $896 million and $889 million as of March 31, 2021 and December 31, 2020, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. See Note 7. The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $4.7 billion as of March 31, 2021.

In March 2021, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.5 billion aggregate principal amount of 3.500% senior secured notes due June 2041 at a price of 99.544% of the aggregate principal amount, $1.0 billion aggregate principal amount of 3.900% senior secured notes due June 2052 at a price of 99.951% of the aggregate principal amount and an additional $500 million aggregate principal amount of 3.850% senior secured notes due April 2061 at a price of 94.668% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including $750 million of CCO Holdings, LLC ("CCO Holdings") 5.750% notes due February 2026. The Company recorded a loss on extinguishment of debt of $29 million during the three months ended March 31, 2021 related to these transactions which is recorded in in other income (expenses), net in the consolidated statements of operations.

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

In April 2021, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.0 billion of 4.500% senior unsecured notes due 2033 at par. The net proceeds will be used for general corporate purposes, including distributions to the Company's parent companies to fund potential buybacks of Charter Class A common stock and Charter Holdings common units, to repay certain indebtedness and to pay related fees and expenses.

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

CCO Holdings may redeem some or all of the notes at any time at a premium. Beginning in 2030, the optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, if any.

In addition, at any time prior to 2024, CCO Holdings may redeem up to 40% of the aggregate principal amount of the notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

6.    Loans Payable - Related Party

Loans payable - related party as of March 31, 2021 and December 31, 2020 consists of loans from Charter Communications Holding Company, LLC (“Charter Holdco”) to Charter Operating of $743 million and $727 million, respectively, and loans from Charter to Charter Operating of $331 million and $274 million, respectively. Interest accrued at LIBOR plus 1.25% on the loans payable from Charter Holdco and LIBOR plus 2.00% on the loans payable from Charter during the periods ending March 31, 2021 and December 31, 2020.

7.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. In March 2021, the collateral holiday for 20% of the swaps was extended to November 2022 in consideration for the Company's agreement to post collateral over a threshold amount on that 20% portion of the swaps from March 2021 through October 2021. The fair value of the Company's cross-currency derivatives was $121 million and $184 million and is included in other long-term liabilities on its consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

The Company’s derivative instruments are not designated as hedges and are marked to fair value each period, with the impact recorded as a gain or loss on financial instruments in the consolidated statements of operations in other expenses, net. While these derivative instruments are not designated as hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk.

The effect of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended March 31,
	2021	2020
Change in fair value of cross-currency derivative instruments	$63	$(426)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(15)	108
Gain (loss) on financial instruments, net	$48	$(318)

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2021 and December 31, 2020 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

As of March 31, 2021 and December 31, 2020, accounts receivable, net on the consolidated balance sheets includes approximately $344 million and $338 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $168 million and $134 million of noncurrent equipment installment plan receivables, respectively.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments and were valued at $121 million and $184 million as of March 31, 2021 and December 31, 2020, respectively.

The estimated fair value of the Company’s senior notes and debentures as of March 31, 2021 and December 31, 2020 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

A summary of the carrying value and fair value of debt as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$74,872	$82,191	$72,671	$84,163
Credit facilities	$10,015	$10,032	$10,081	$10,063

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

9.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended March 31,
	2021	2020
Internet	$5,086	$4,407
Video	4,344	4,422
Voice	399	457
Residential revenue	9,829	9,286

Small and medium business	1,012	996
Enterprise	638	622
Commercial revenue	1,650	1,618

Advertising sales	344	365
Mobile	492	258
Other	204	209
	$12,519	$11,736

10.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2021	2020
Programming	$2,988	$2,892
Regulatory, connectivity and produced content	600	551
Costs to service customers	1,804	1,848
Marketing	751	766
Mobile	572	374
Other	1,016	1,021
	$7,731	$7,452

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

11.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2021	2020
Special charges, net	$257	$19
(Gain) loss on disposal of assets, net	47	(9)
	$304	$10

Special charges, net

Special charges, net primarily includes net amounts of litigation settlements, including the $220 million tentative settlement with Sprint Communications Company L.P. (“Sprint”) and T-Mobile USA, Inc. ("T-Mobile") discussed in Note 17, and employee termination costs.

(Gain) loss on disposal of assets, net

(Gain) loss on disposal of assets, net represents the net (gain) loss recognized on the sales and disposals of fixed assets and cable systems.

12.     Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended March 31,
	2021	2020
Loss on extinguishment of debt (see Note 5)	$(29)	$(27)
Gain (loss) on financial instruments, net (see Note 7)	48	(318)
Other pension benefits, net (see Note 18)	18	10
Gain on equity investments, net	5	11
	$42	$(324)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2021	2020
Stock options	1,225,000	1,253,700
Restricted stock units	345,100	408,300

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As of March 31, 2021, total unrecognized compensation remaining to be recognized in future periods totaled $374 million for stock options, $0.2 million for restricted stock and $357 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, one month for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $134 million and $90 million for the three months ended March 31, 2021 and 2020, respectively, which is included in operating costs and expenses.

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

Generally, the taxable income, gains, losses, deductions and credits of CCO Holdings are passed through to its indirect members, Charter and Advance/Newhouse Partnership (“A/N”). Charter is responsible for its share of taxable income or loss of CCO Holdings allocated to it in accordance with the Charter Holdings Limited Liability Company Agreement and partnership tax rules and regulations. Charter also records financial statement deferred tax assets and liabilities related to its investment, and its underlying net assets, in CCO Holdings. The Company recorded income tax expense of $10 million and $6 million for the three months ended March 31, 2021 and 2020, respectively.

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

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $102 million, excluding interest and penalties, as of March 31, 2021 and December 31, 2020. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2021; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes. Charter's 2016 through 2020 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the merger with Time Warner Cable Inc. ("TWC") and acquisition of Bright House Networks, LLC ("Bright House")) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 through 2020 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three months ended March 31, 2021, nor does the Company anticipate a material impact in the future.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

15.     Comprehensive Income

Comprehensive income equaled consolidated net income for each of the three months ended March 31, 2021 and 2020.

16.     Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.

Liberty Broadband and A/N

Under the terms of the Stockholders Agreement, the number of Charter’s directors is fixed at 13, and includes its CEO. Two designees selected by A/N are members of the board of directors of Charter and three designees selected by Liberty Broadband Corporation (“Liberty Broadband”) are members of the board of directors of Charter. The remaining eight directors are not affiliated with either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter’s board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and Charter (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designations and other governance rights. Mr. Thomas Rutledge, the Company’s CEO, is the chairman of the board of Charter.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Stockholders Agreement to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter.

Gregory Maffei, a director of Charter and President and CEO and director and holder of 12.6% voting interest in Liberty Broadband, is Chairman of the board of directors of Qurate Retail, Inc. ("Qurate") and Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 45.8% of voting interest in Liberty Broadband, also serves on the Qurate board of directors. As reported in SEC filings of Qurate, Mr. Maffei and Dr. Malone, Mr. Maffei has ownership of an approximate 6.3% voting interest in Quarate and Dr. Malone has ownership of an approximate 41.2% voting interest in Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three months ended March 31, 2021 and 2020, the Company recorded revenue in aggregate of approximately $11 million and $12 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery, Inc. (“Discovery”). As reported in Discovery's SEC filings, Dr. Malone owns 1.2% of the series A common stock, 93.6% of the series B common stock and 3.6% of the series C common stock of Discovery and has a 27.9% voting interest in Discovery

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

for the election of directors. As reported in Discovery's SEC filings, Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 23.9% voting interest for matters other than the election of directors. A/N PP also has the right to appoint three directors out of a total of twelve directors to Discovery’s board. The Company purchases programming from Discovery. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 2% of total operating costs and expenses for the three months ended March 31, 2021 and 2020.

Equity Investments

The Company and its parent companies have agreements with certain equity investees pursuant to which the Company has made or received related party transaction payments. The Company and its parent companies recorded payments to equity investees totaling $58 million and $63 million during the three months ended March 31, 2021 and 2020, respectively.

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

Sprint filed a patent suit against Charter and Bright House on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 9 patents related to the Company's provision of Voice over Internet Protocol (“VoIP”) services. Sprint previously sued TWC with respect to eight of these patents and obtained a final judgment of $151 million inclusive of interest and costs, which the Company paid in November 2019. The Company has also brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology and a similar suit against T-Mobile in the United States District Court for the Western District of Texas.

Sprint filed a subsequent patent suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia. This suit alleges infringement of two patents related to the Company's video on demand services. The court transferred this case to the United States District Court for the District of Delaware on December 20, 2018 pursuant to an agreement between the parties.

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

Charter, T-Mobile and Sprint have tentatively reached a settlement of all of the foregoing suits that would result in a payment of $220 million by Charter to T-Mobile. The Company can give no assurance that this tentative settlement will be finalized. Pending finalization of the settlement and in the event the settlement is not finalized, the Company will vigorously defend these Sprint suits and prosecute the suits it has brought against T-Mobile and Sprint. While the Company is unable to predict the

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

outcome of these lawsuits, it does not expect that the litigation will have a material effect on its operations, financial condition, or cash flows.

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

18.     Employee Benefit Plans

The Company sponsors qualified defined and nonqualified defined benefit pension plans that provide pension benefits to a majority of employees who were employed by TWC before the merger with TWC.
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

The components of net periodic pension benefit (costs) for the three months ended March 31, 2021 and 2020 are recorded in in other income (expenses), net in the consolidated statements of operations and consisted of the following:

	Three Months Ended March 31,
	2021	2020
Interest cost	$(24)	$(28)
Expected return on plan assets	42	38
Net periodic pension benefits	$18	$10

The Company made no cash contributions to the qualified pension plans during the three months ended March 31, 2021 and 2020; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2021 to the extent benefits are paid.

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

Overview

In the first quarters of both 2021 and 2020, the Novel Coronavirus (“COVID-19”) pandemic has significantly impacted how our customers use our products and services, how they interact with us, and how our employees work and provide services to our customers. During the first quarter of 2021, customer activity levels remained below normal which contributed to lower operating expense from reduced service transactions and significantly lower bad debt, however, we expect those trends to slowly return to pre-COVID-19 levels throughout 2021 as the economy reopens and normal activities resume.

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

Our Spectrum Mobile service is offered to customers subscribing to our Internet service and runs on Verizon Communications Inc.'s ("Verizon") mobile network combined with Spectrum WiFi. We continue to explore ways to drive even more mobile traffic to our network. We intend to use Citizens Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”) we purchased in 2020, along with unlicensed CBRS spectrum to build our own 5G mobile network which we plan to use in combination with our mobile virtual network operator (“MVNO”) reseller agreement with Verizon and WiFi network to enhance the customer’s experience and improve our cost structure.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three months ended March 31, 2021 and 2020, our mobile product line increased revenues by $492 million and $258 million, respectively, reduced Adjusted EBITDA by approximately $80 million and $116 million, respectively, and reduced free cash flow by approximately $184 million and $260 million, respectively. Primarily as a result of growth-related sales and marketing and other customer acquisition costs for mobile services, and depending on the pace of that growth, we expect mobile Adjusted EBITDA will continue to be negative. We also expect to continue to see negative free cash flow from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans and capital expenditures related to retail store and CBRS build-out.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended March 31,
	2021	2020	% Change
Revenues	$12,519	$11,736	6.7%
Adjusted EBITDA	$4,922	$4,374	12.5%
Income from operations	$2,048	$1,781	14.8%

Adjusted EBITDA is defined as consolidated net income plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, other (income) expenses, net and other operating expenses, net, such as special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue was primarily due to growth in our residential Internet and mobile customers. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and reduced service transactions and lower bad debt.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of March 31, 2021 and 2020 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2021 (a)	2020 (a)
Customer Relationships (b)
Residential	29,361	27,745
Small and Medium Business ("SMB")	2,071	1,976
Total Customer Relationships	31,432	29,721

Monthly Residential Revenue per Residential Customer (c)	$112.18	$112.73
Monthly SMB Revenue per SMB Customer (d)	$163.79	$168.83

Internet
Residential	27,357	25,471
SMB	1,877	1,775
Total Internet Customers	29,234	27,246

Video
Residential	15,483	15,550
SMB	579	524
Total Video Customers	16,062	16,074

Voice
Residential	9,113	9,360
SMB	1,238	1,162
Total Voice Customers	10,351	10,522

Mobile Lines
Residential	2,605	1,359
SMB	70	13
Total Mobile Lines	2,675	1,372

Enterprise Primary Service Units ("PSUs") (e)	276	269

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of March 31, 2021 and 2020, customers include approximately 125,100 and 140,800 customers, respectively, whose accounts were over 60 days past due, approximately 26,500 and 12,500 customers, respectively, whose accounts were over 90 days past due and approximately 20,000 and 8,200 customers, respectively, whose accounts were over 120 days past due. Included in the March 31, 2021 aging statistics are approximately 26,900 residential voice customers that would have been disconnected under our normal collection policies, but were not due to certain state mandates in place.
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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Revenues	$12,519	$11,736

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,731	7,452
Depreciation and amortization	2,436	2,493
Other operating expenses, net	304	10
	10,471	9,955
Income from operations	2,048	1,781

Other Income (Expenses):
Interest expense, net	(981)	(992)
Other income (expenses), net	42	(324)
	(939)	(1,316)

Income before income taxes	1,109	465
Income tax expense	(10)	(6)
Consolidated net income	$1,099	$459

Revenues. Total revenues grew $783 million for the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to increases in the number of residential Internet and mobile customers and price adjustments.
Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended March 31,
	2021	2020	% Change
Internet	$5,086	$4,407	15.4%
Video	4,344	4,422	(1.8)%
Voice	399	457	(12.6)%
Residential revenue	9,829	9,286	5.8%

Small and medium business	1,012	996	1.6%
Enterprise	638	622	2.5%
Commercial revenue	1,650	1,618	2.0%

Advertising sales	344	365	(5.8)%
Mobile	492	258	90.7%
Other	204	209	(2.1)%
	$12,519	$11,736	6.7%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2021 compared to three months ended March 31, 2020 Increase / (Decrease)
Increase in average residential Internet customers	$358
Increase related to rate, product mix and bundle allocation changes	321
$679

Residential Internet customers grew by 1,886,000 customers from March 31, 2020 to March 31, 2021. The increase related to rate, product mix and bundle allocation changes was primarily due to price adjustments including annual increases, promotional roll-off and higher bundled revenue allocation.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2021 compared to three months ended March 31, 2020 Increase / (Decrease)
Decrease related to rate, product mix and bundle allocation changes	$(47)
Decrease in video on demand and pay-per-view	(20)
Decrease in installation	(10)
Decrease in average residential video customers	(1)
$(78)

The decrease related to rate, product mix and bundle allocation changes was primarily due to a higher mix of lower cost video packages within our video customer base and lower bundled revenue allocation, partly offset by price adjustments including annual increases and promotional roll-off. Residential video customers decreased by 67,000 from March 31, 2020 to March 31, 2021.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2021 compared to three months ended March 31, 2020 Increase / (Decrease)
Decrease related to rate and bundle allocation changes	$(47)
Decrease in average residential voice customers	(11)
$(58)

The decrease related to rate and bundle allocation changes was impacted by value-based pricing and changes in bundled revenue allocations. Residential wireline voice customers decreased by 247,000 customers from March 31, 2020 to March 31, 2021.

The increase in SMB commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2021 compared to three months ended March 31, 2020 Increase / (Decrease)
Increase in SMB customers	$47
Decrease related to rate and product mix changes	(31)
$16

SMB customers grew by 95,000 from March 31, 2020 to March 31, 2021. The decrease related to rate and product mix changes was primarily due to value-based pricing related to Spectrum pricing and packaging ("SPP") and some continuing COVID-19 related seasonal plans, net of promotional roll-off and price adjustments.

Enterprise revenues increased $16 million during the three months ended March 31, 2021, respectively, compared to the corresponding period in 2020 primarily due to an increase in Internet and video enterprise PSUs offset by lower wholesale PSUs. Enterprise PSUs increased 7,000 from March 31, 2020 to March 31, 2021.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $21 million during the three months ended March 31, 2021 as compared to the corresponding period in 2020 primarily due to a decrease in political revenue, partially offset by higher advanced advertising.

During the three months ended March 31, 2021 and 2020, mobile revenues represented approximately $228 million and $131 million of device revenues, respectively, and approximately $264 million and $127 million of service revenues, respectively. The increases in revenues are a result of increases in the number of mobile lines from 1,372,000 as of March 31, 2020 to 2,675,000 mobile lines as of March 31, 2021.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, video device sales, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $5 million during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to a decrease in late payment fees offset by an increase in regional sports and news revenue.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2021 compared to three months ended March 31, 2020 Increase / (Decrease)
Programming	$96
Regulatory, connectivity and produced content	49
Costs to service customers	(44)
Marketing	(15)
Mobile	198
Other	(5)
$279

Programming costs were approximately $3.0 billion and $2.9 billion, representing 39% of total operating costs and expense for the three months ended March 31, 2021 and 2020, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent offset by a higher mix of lower cost video packages within our video customer base. We expect programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $49 million during the three months ended March 31, 2021, respectively, compared to the corresponding period in 2020 primarily due to higher sports rights costs as a result of more basketball games during the three months ended March 31, 2021 as compared to the corresponding period in 2020 as the prior period had postponement of games and the current period had additional games due to the delayed start of the 2020 - 2021 NBA season as a result of COVID-19.

Costs to service customers decreased $44 million during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to a decrease in bad debt expense as a result of lower write-offs and higher recoveries enhanced by the stimulus packages offset by higher labor costs resulting from our commitment to a minimum $20 per hour wage in 2022, along with 5.8% customer growth.

Mobile costs of $572 million and $374 million for the three months ended March 31, 2021 and 2020, respectively, were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increase is attributable to an increase in the number of mobile lines.

The decrease in other expense is attributable to the following (dollars in millions):

Three months ended March 31, 2021 compared to three months ended March 31, 2020 Increase / (Decrease)
Corporate costs	$(30)
Advertising sales expense	(17)
Property tax and insurance	(6)
Stock compensation expense	44
Enterprise	2
Other	2
$(5)

Corporate costs decreased during the three months ended March 31, 2021 compared to the corresponding prior period primarily due to a non-recurring adjustment to bonuses related to COVID-19. Advertising sales expense decreased due to lower cost of sales fees driven by lower revenue, as well as lower bad debt. Stock compensation expense increased during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to changes in certain equity award provisions that result in additional expense at the time of grant.

Depreciation and amortization. Depreciation and amortization expense decreased by $57 million during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

Three months ended March 31, 2021 compared to three months ended March 31, 2020 Increase / (Decrease)
Special charges, net	$238
(Gain) loss on disposal of assets, net	56
$294

See Note 11 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense decreased by $11 million for the three months ended March 31, 2021 compared to the corresponding period in 2020. The decrease in net interest expense is the result of reductions in weighted average interest rates offset by an increase in weighted average debt outstanding of approximately $4.6 billion during the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase in weighted average debt outstanding is primarily due to the issuance of notes throughout 2020 and 2021 for general corporate purposes including distributions to parent companies for stock buybacks and debt repayments.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

Three months ended March 31, 2021 compared to three months ended March 31, 2020 Increase / (Decrease)
Loss on extinguishment of debt	$(2)
Gain (loss) on financial instruments, net	366
Other pension benefits, net	8
Gain on equity investments, net	(6)
$366

See Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $10 million and $6 million for the three months ended March 31, 2021 and 2020, respectively. For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Consolidated net income. Consolidated net income increased from $459 million for the three months ended March 31, 2020 to $1.1 billion for the three months ended March 31, 2021 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $277 million and $311 million for the three months ended March 31, 2021 and 2020, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to consolidated net income and net cash flows from operating activities, respectively, is as follows (dollars in millions).

	Three Months Ended March 31,
	2021	2020
Consolidated net income	$1,099	$459
Plus: Interest expense, net	981	992
Income tax expense	10	6
Depreciation and amortization	2,436	2,493
Stock compensation expense	134	90
Other expenses, net	262	334
Adjusted EBITDA	$4,922	$4,374

Net cash flows from operating activities	$3,732	$3,190
Less: Purchases of property, plant and equipment	(1,821)	(1,461)
Change in accrued expenses related to capital expenditures	(75)	(388)
Free cash flow	$1,836	$1,341

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In March 2021, Charter Communications Operating, LLC ("Charter Operating") and Charter Communications Operating Capital Corp. jointly issued $1.5 billion aggregate principal amount of 3.500% senior secured notes due June 2041 at a price of 99.544% of the aggregate principal amount, $1.0 billion aggregate principal amount of 3.900% senior secured notes due June 2052 at a price of 99.951% of the aggregate principal amount and an additional $500 million aggregate principal amount of 3.850% senior secured notes due April 2061 at a price of 94.668% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including $750 million of CCO Holdings, LLC 5.750% notes due February 2026.

In April 2021, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.0 billion of 4.500% senior unsecured notes due 2033 at par. The net proceeds will be used for general corporate purposes, including distributions to parent companies to fund potential buybacks of Charter Class A common stock and Charter Holdings common units, to repay certain indebtedness and to pay related fees and expenses.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of March 31, 2021 was $84.3 billion, consisting of $10.1 billion of credit facility debt, $50.8 billion of investment grade senior secured notes and $23.5 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Free cash flow was $1.8 billion and $1.3 billion for the three months ended March 31, 2021 and 2020, respectively. See table below for factors impacting free cash flow during the three months ended March 31, 2021 compared to the corresponding prior period. As of March 31, 2021, the amount available under our credit facilities was approximately $4.7 billion and cash on hand was approximately $519 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Our leverage ratio was 4.4 times Adjusted EBITDA as of March 31, 2021. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. During the three months ended March 31, 2021 and 2020, Charter purchased approximately 4.7 million and 4.5 million of Charter Class A common stock, respectively, for approximately $3.0 billion and $2.2 billion, respectively. Since the beginning of its buyback program in September 2016 through March 31, 2021, Charter has purchased approximately 92.4 million shares of Class A common stock for approximately $37.6 billion, excluding purchases by Liberty Broadband Corporation (“Liberty Broadband”) discussed below.

In December 2016, Charter and Advance/Newhouse Partnership (“A/N”) entered into a letter agreement, as amended in December 2017 (the "A/N Letter Agreement"), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During each of the three months ended March 31, 2021 and 2020, Charter Holdings purchased from A/N 0.8 million Charter Holdings common units, respectively, for approximately $507 million and $393 million, respectively.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement with Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. During the three months ended March 31, 2021, Charter purchased from Liberty Broadband 0.8 million shares of Charter Class A common stock for approximately $518 million. In April 2021, the Company purchased from Liberty Broadband an additional 0.7 million shares of Charter Class A common stock for approximately $460 million.

As of March 31, 2021, Charter had remaining board authority to purchase an additional $1.2 billion of Charter’s Class A common stock and/or Charter Holdings common units. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow increased $495 million during the three months ended March 31, 2021 compared to the corresponding prior period in 2020 due to the following (dollars in millions).

Three months ended March 31, 2021 compared to three months ended March 31, 2020 Increase / (Decrease)
Increase in Adjusted EBITDA	$548
Changes in working capital, excluding change in accrued interest	515
Decrease in cash paid for interest, net	29
Increase in capital expenditures	(360)
Other, net	(237)
$495

Free cash flow was reduced by $184 million and $260 million during the three months ended March 31, 2021 and 2020, respectively, due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $327 million, incurred by a single-asset special purpose entity to finance construction of the first building of the new Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by a junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

See Note 9 to the consolidated financial statements contained in our 2020 Annual Report on Form 10-K for further details about the terms, conditions and other factors that may affect payments to holders and the collateral arrangements of the Guaranteed and Secured Debt.

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

	CCO Holdings	Charter Operating and Consolidated Subsidiaries	CCO Holdings	Charter Operating and Consolidated Subsidiaries
	March 31, 2021		December 31, 2020
Balance Sheet Data:
Current assets	$—	$3,306	$100	$3,438
Receivables from related party	$33	$—	$43	$—
Noncurrent assets	$—	$138,449	$—	$139,083
Loans receivables to related party	$579	$—	$567	$—
Current liabilities	$289	$8,954	$347	$8,904
Payable to related party	$—	$102	$—	$139
Noncurrent liabilities	$23,441	$63,732	$24,180	$60,885
Loans payable to related party	$—	$1,653	$—	$1,568
Noncontrolling interests	$—	$22	$—	$23

	Three Months Ended March 31,
	2021		2020
Statement of Operations Data:
Revenue	$—	$12,519	$—	$11,736
Income from operations	$—	$2,048	$—	$1,781
Net income	$1,099	$1,425	$459	$783

Statement of Cash Flows Data:
Net cash flows from operating activities	$(354)	$4,086	$(276)	$3,466
Net cash flows from investing activities	$5,369	$(1,843)	$356	$(1,810)
Net cash flows from financing activities	$(5,115)	$(2,334)	$(380)	$(1,945)

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted CCO Holdings under indentures and Charter Operating credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable entity’s leverage ratio test is met at the time of such distribution. As of March 31, 2021, there was no default under any of these indentures or credit facilities, and each applicable entity met its applicable leverage ratio tests based on March 31, 2021 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company (CCO Holdings) notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $519 million and $710 million in cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

Operating Activities. Net cash provided by operating activities increased $542 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in Adjusted EBITDA of $548 million.

Investing Activities. Net cash used in investing activities increased $33 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in capital expenditures offset by lower changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities was $2.1 billion and $2.0 billion for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to an increase in distributions to parent companies offset by an increase in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.8 billion and $1.5 billion for the three months ended March 31, 2021 and 2020, respectively.  The increase was primarily due to an increase in scalable infrastructure driven by augmentation of network capacity for customer growth and usage, with incremental spending to reclaim network headroom maintained prior to COVID-19, and higher line extensions driven by continued network expansion, including to rural areas. See the table below for more details.

We currently expect 2021 cable capital expenditures, excluding Rural Digital Opportunity Fund ("RDOF") investments which will begin later this year, to be relatively consistent as a percentage of cable revenue versus 2020. The actual amount of our capital expenditures in 2021 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $75 million and $388 million for the three months ended March 31, 2021 and 2020, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2021 and 2020. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Customer premise equipment (a)	$489	$463
Scalable infrastructure (b)	411	170
Line extensions (c)	399	343
Upgrade/rebuild (d)	145	129
Support capital (e)	377	356
Total capital expenditures	$1,821	$1,461

Capital expenditures included in total related to:
Commercial services	$333	$261
Mobile	$112	$87

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

Recently Issued Accounting Standards

For a discussion of our recently issued accounting policies, see Note 21 to the consolidated financial statements contained in our 2020 Annual Report on Form 10-K. There have been no material changes from the recently issued accounting policies described in our Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We use derivative instruments to manage foreign exchange risk on the Sterling Notes, and do not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency derivative instruments have maturities of June 2031 and July 2042. We are required to post collateral on the cross-currency derivative instruments when such instruments are in a liability position. In April 2019, we entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. In March 2021, the collateral holiday for 20% of the swaps was extended to November 2022 in consideration for our agreement to post collateral over a threshold amount on that 20% portion of the swaps from March 2021 through October 2021. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

As of March 31, 2021 and December 31, 2020, the weighted average interest rate on credit facility debt was approximately 1.7% and 1.7%, respectively, and the weighted average interest rate on the senior notes was approximately 5.0% and 5.1%, respectively, resulting in a blended weighted average interest rate of 4.6% and 4.7%, respectively. The interest rate on approximately 87% of the total principal amount of our debt was effectively fixed as of March 31, 2021 and December 31, 2020.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2021 (dollars in millions).

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$1,000	$3,000	$1,500	$1,100	$4,500	$62,258	$73,358	$81,267
Average Interest Rate	4.00%	4.46%	6.92%	4.50%	4.91%	5.11%	5.08%

Variable Rate	$208	$277	$436	$1,165	$5,320	$3,575	$10,981	$10,956
Average Interest Rate	1.50%	1.60%	2.09%	2.83%	3.23%	3.99%	3.31%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2021 including applicable bank spread.

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

During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 17 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for Legal Proceedings.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the updated risk factors described in our Form 10-K.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: May 3, 2021		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: May 3, 2021		Executive Vice President, Chief Accounting Officer and Controller
S-1

Exhibit Index

Exhibit	Description

10.1
Letter Agreement, dated as of February 23, 2021, between Charter Communications, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 24, 2021).

10.2
Nineteenth Supplemental Indenture, dated as of March 4, 2021, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 4, 2021).

10.3	Form of 3.500% Senior Secured Notes due 2041 (included in Exhibit 10.2).
10.4	Form of 3.900% Senior Secured Notes due 2052 (included in Exhibit 10.2).
10.5
Sixth Supplemental Indenture, dated as of April 22, 2021, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 27, 2021).

10.6	Form of 4.500% Senior Notes due 2033 (included in Exhibit 10.5).
10.7
Exchange and Registration Rights Agreement, dated April 22, 2021, relating to the 4.500% Senior Notes due 2033, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 27, 2021).

22.1	Issuers and Guarantors of Guaranteed Securities and Affiliate Securities Pledged as Collateral.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from CCO Holdings, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, filed with the Securities and Exchange Commission on May 3, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1