Form 10-Q
period 2021-06-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2021-07-30
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From             to

Commission File Number:	001-37789
333-112593-01

CCO Holdings, LLC
CCO Holdings Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware			86-1067239
Delaware			20-0257904
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

400 Washington Blvd.	Stamford	Connecticut	06902
(Address of Principal Executive Offices)			(Zip Code)
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of June 30, 2021: 1

CCO HOLDINGS, LLC.
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2021

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2021. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC. and its subsidiaries.

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
•our ability to procure necessary services and equipment from our vendors at reasonable costs;
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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,477	$710
Accounts receivable, less allowance for doubtful accounts of $193 and $217, respectively	2,543	2,503
Prepaid expenses and other current assets	334	325
Total current assets	4,354	3,538

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $32,426 and $31,558, respectively	33,179	33,490
Customer relationships, net	4,787	5,615
Franchises	67,322	67,322
Goodwill	29,554	29,554
Total investment in cable properties, net	134,842	135,981

OTHER NONCURRENT ASSETS	3,075	3,102

Total assets	$142,271	$142,621
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,325	$8,243
Payables to related party	57	96
Current portion of long-term debt	1,002	1,008
Total current liabilities	9,384	9,347

LONG-TERM DEBT	86,962	81,744
LOANS PAYABLE - RELATED PARTY	1,078	1,001
DEFERRED INCOME TAXES	53	53
OTHER LONG-TERM LIABILITIES	3,189	3,268

MEMBER’S EQUITY:
CCO Holdings member's equity	41,582	47,185
Noncontrolling interests	23	23
Total member’s equity	41,605	47,208

Total liabilities and member’s equity	$142,271	$142,621

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES	$12,801	$11,694	$25,320	$23,430

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,903	7,322	15,634	14,774
Depreciation and amortization	2,349	2,424	4,785	4,917
Other operating (income) expenses, net	(5)	2	299	12
	10,247	9,748	20,718	19,703
Income from operations	2,554	1,946	4,602	3,727

OTHER INCOME (EXPENSES):
Interest expense, net	(1,001)	(965)	(1,982)	(1,957)
Other income (expenses), net	(130)	33	(88)	(291)
	(1,131)	(932)	(2,070)	(2,248)

Income before income taxes	1,423	1,014	2,532	1,479
Income tax expense	(11)	(7)	(21)	(13)
Consolidated net income	1,412	1,007	2,511	1,466
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net income attributable to CCO Holdings member	$1,411	$1,006	$2,510	$1,465

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2020	$47,185	$23	$47,208
Consolidated net income	1,099	—	1,099
Stock compensation expense	134	—	134
Distributions to parent	(4,244)	—	(4,244)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2021	44,174	22	44,196
Consolidated net income	1,411	1	1,412
Stock compensation expense	100	—	100
Contributions from parent	2	—	2
Distributions to parent	(4,105)	—	(4,105)
BALANCE, June 30, 2021	$41,582	$23	$41,605

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2019	$55,266	$23	$55,289
Consolidated net income	459	—	459
Stock compensation expense	90	—	90
Contributions from parent	27	—	27
Distributions to parent	(2,685)	—	(2,685)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2020	53,157	22	53,179
Consolidated net income	1,006	1	1,007
Stock compensation expense	90	—	90
Contributions from parent	12	—	12
Distributions to parent	(1,290)	—	(1,290)
BALANCE, June 30, 2020	$52,975	$23	$52,998

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,511	$1,466
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	4,785	4,917
Stock compensation expense	234	180
Noncash interest income, net	(19)	(21)
Other, net	132	274
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(40)	173
Prepaid expenses and other assets	(101)	(100)
Accounts payable, accrued liabilities and other	211	(104)
Receivables from and payables to related party	(18)	(90)
Net cash flows from operating activities	7,695	6,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,675)	(3,338)
Change in accrued expenses related to capital expenditures	(125)	(174)
Other, net	52	(5)
Net cash flows from investing activities	(3,748)	(3,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	10,958	7,322
Repayments of long-term debt	(5,759)	(7,892)
Payments for debt issuance costs	(58)	(62)
Borrowings of loans payable - related parties	52	25
Contributions from parent	2	39
Distributions to parent	(8,349)	(3,975)
Distributions to noncontrolling interest	(1)	(1)
Other, net	(25)	(25)
Net cash flows from financing activities	(3,180)	(4,569)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	767	(1,391)
CASH AND CASH EQUIVALENTS, beginning of period	710	3,249
CASH AND CASH EQUIVALENTS, end of period	$1,477	$1,858

CASH PAID FOR INTEREST	$1,987	$1,985
CASH PAID FOR TAXES	$29	$29

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,322	$—	$67,322	$67,322	$—	$67,322
Goodwill	29,554	—	29,554	29,554	—	29,554
Wireless spectrum licenses	464	—	464	464	—	464
	$97,340	$—	$97,340	$97,340	$—	$97,340

Finite-lived intangible assets:
Customer relationships	$18,232	$(13,445)	$4,787	$18,230	$(12,615)	$5,615
Other intangible assets	420	(178)	242	420	(159)	261
	$18,652	$(13,623)	$5,029	$18,650	$(12,774)	$5,876

Amortization expense related to customer relationships and other intangible assets for the three and six months ended June 30, 2021 was $410 million and $850 million, respectively, and $478 million and $986 million for the three and six months ended June 30, 2020, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Six months ended December 31, 2021	$753
2022	1,332
2023	1,075
2024	824
2025	576
Thereafter	469
$5,029

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments, adoption of new accounting standards and other relevant factors.

3.    Investments

During the three and six months ended June 30, 2021, the Company recorded impairments on equity investments of approximately $165 million which was recorded in other income (expenses), net in the consolidated statements of operations.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accounts payable – trade	$675	$737
Deferred revenue	498	436
Accrued liabilities:
Programming costs	2,123	1,940
Labor	1,161	1,370
Capital expenditures	1,059	1,227
Interest	1,090	1,083
Taxes and regulatory fees	545	523
Operating lease liabilities	225	202
Other	949	725
	$8,325	$8,243

5.    Leases

Operating lease expenses were $103 million and $205 million for the three and six months ended June 30, 2021, respectively, and $96 million and $191 million for the three and six months ended June 30, 2020, respectively, inclusive of $33 million and $66 million for the three and six months ended June 30, 2021, respectively, and $30 million and $62 million for the three and six months ended June 30, 2020, respectively, of both short-term lease costs and variable lease costs that were not included in the measurement of operating lease liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities, recorded as operating cash flows in the statements of cash flows, were $138 million and $125 million for the six months ended June 30, 2021 and 2020, respectively. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $205 million and $162 million for the six months ended June 30, 2021 and 2020, respectively.

Supplemental balance sheet information related to leases is as follows.

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets:
Included within other noncurrent assets	$1,152	$1,065

Operating lease liabilities:
Current portion included within accounts payable and accrued liabilities	$225	$202
Long-term portion included within other long-term liabilities	1,013	941
	$1,238	$1,143

Weighted average remaining lease term for operating leases	6.0 years	6.4 years
Weighted average discount rate for operating leases	3.6%	3.9%

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Maturities of operating lease liabilities as of June 30, 2021 are as follows.

Six months ended December 31, 2021	$144
2022	279
2023	264
2024	217
2025	171
Thereafter	363
Undiscounted lease cash flow commitments	1,438
Reconciling impact from discounting	(200)
Lease liabilities on consolidated balance sheet as of June 30, 2021	$1,238

The Company has $64 million and $63 million of finance lease liabilities recognized in the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively, included within accounts payable and accrued liabilities and other long-term liabilities. The related finance lease right-of-use assets are recorded in property, plant and equipment, net. The Company’s finance leases were not considered material for further supplemental lease disclosures.

6.    Long-Term Debt
Long-term debt consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
4.000% senior notes due March 1, 2023	$500	$498	$500	$498
5.750% senior notes due February 15, 2026	1,250	1,239	2,500	2,475
5.500% senior notes due May 1, 2026	1,500	1,493	1,500	1,492
5.875% senior notes due May 1, 2027	—	—	800	796
5.125% senior notes due May 1, 2027	3,250	3,227	3,250	3,225
5.000% senior notes due February 1, 2028	2,500	2,474	2,500	2,472
5.375% senior notes due June 1, 2029	1,500	1,501	1,500	1,501
4.750% senior notes due March 1, 2030	3,050	3,042	3,050	3,042
4.500% senior notes due August 15, 2030	2,750	2,750	2,750	2,750
4.250% senior notes due February 1, 2031	3,000	3,002	3,000	3,001
4.500% senior notes due May 1, 2032	2,900	2,927	2,900	2,928
4.500% senior notes due June 1, 2033	1,750	1,728	—	—
Charter Communications Operating, LLC:
4.464% senior notes due July 23, 2022	3,000	2,994	3,000	2,992
Senior floating rate notes due February 1, 2024	900	901	900	902
4.500% senior notes due February 1, 2024	1,100	1,095	1,100	1,094
4.908% senior notes due July 23, 2025	4,500	4,478	4,500	4,475
3.750% senior notes due February 15, 2028	1,000	989	1,000	989
4.200% senior notes due March 15, 2028	1,250	1,242	1,250	1,241
5.050% senior notes due March 30, 2029	1,250	1,242	1,250	1,242
2.800% senior notes due April 1, 2031	1,600	1,584	1,600	1,583
2.300% senior notes due February 1, 2032	1,000	991	1,000	991
6.384% senior notes due October 23, 2035	2,000	1,984	2,000	1,983

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

5.375% senior notes due April 1, 2038	800	787	800	786
3.500% senior notes due June 1, 2041	1,500	1,482	—	—
6.484% senior notes due October 23, 2045	3,500	3,468	3,500	3,468
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,392	2,450	2,392
5.125% senior notes due July 1, 2049	1,250	1,240	1,250	1,240
4.800% senior notes due March 1, 2050	2,800	2,797	2,800	2,797
3.700% senior notes due April 1, 2051	2,050	2,031	2,050	2,030
3.900% senior notes due June 1, 2052	2,400	2,321	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
3.850% senior notes due April 1, 2061	1,850	1,809	1,350	1,339
4.400% senior notes due December 1, 2061	1,400	1,389	—	—
Credit facilities	10,012	9,949	10,150	10,081
Time Warner Cable, LLC:
4.000% senior notes due September 1, 2021	1,000	1,002	1,000	1,008
5.750% sterling senior notes due June 2, 2031 (a)	865	919	854	911
6.550% senior debentures due May 1, 2037	1,500	1,665	1,500	1,668
7.300% senior debentures due July 1, 2038	1,500	1,759	1,500	1,763
6.750% senior debentures due June 15, 2039	1,500	1,703	1,500	1,706
5.875% senior debentures due November 15, 2040	1,200	1,253	1,200	1,254
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	899	869	889	859
4.500% senior debentures due September 15, 2042	1,250	1,146	1,250	1,145
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,081	1,000	1,104
8.375% senior debentures due July 15, 2033	1,000	1,262	1,000	1,270
Total debt	87,526	87,964	82,143	82,752
Less current portion:
4.000% senior notes due September 1, 2021	(1,000)	(1,002)	(1,000)	(1,008)
Long-term debt	$86,526	$86,962	$81,143	$81,744

(a)Principal amount includes £625 million remeasured at $865 million and $854 million as of June 30, 2021 and December 31, 2020, respectively, using the exchange rate at the respective dates.
(b)Principal amount includes £650 million remeasured at $899 million and $889 million as of June 30, 2021 and December 31, 2020, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. See Note 8. The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $4.7 billion as of June 30, 2021.

In March 2021, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.5 billion aggregate principal amount of 3.500% senior secured notes due June 2041 at a price of 99.544% of the aggregate principal amount, $1.0 billion aggregate principal amount of 3.900% senior secured notes due June 2052 at a price of 99.951% of the aggregate principal amount and an additional $500 million aggregate principal amount of 3.850% senior secured notes due April 2061 at a

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

price of 94.668% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including $750 million of CCO Holdings' 5.750% notes due February 2026.

In June 2021, Charter Operating and Charter Communications Operating Capital Corp. issued an additional $1.4 billion of 3.900% senior secured notes due June 2052 priced at 95.578% of the aggregate principal amount and $1.4 billion aggregate principal amount of 4.400% senior secured notes due December 2061 at a price of 99.906% of the aggregate principal amount. Net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including $500 million of CCO Holdings' 5.750% notes due February 2026, all of CCO Holdings' 5.875% notes due May 2027, and in July 2021, $1.0 billion of Time Warner Cable, LLC's 4.000% notes due September 2021.

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

In April 2021, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.0 billion of 4.500% senior unsecured notes due June 2033 at par, and in June 2021, an additional $750 million of the same series of notes was issued at a price of 99.250% of the aggregate principal amount. The net proceeds were used for general corporate purposes, including distributions to the Company's parent companies to fund potential buybacks of Charter Class A common stock and Charter Holdings common units, to repay certain indebtedness and to pay related fees and expenses.

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

Losses on extinguishment of debt are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CCO Holdings notes redemption	$(46)	$(36)	$(75)	$(63)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

7.    Loans Payable - Related Party

Loans payable - related party as of June 30, 2021 and December 31, 2020 consists of loans from Charter Communications Holding Company, LLC (“Charter Holdco”) to Charter Operating of $743 million and $727 million, respectively, and loans from Charter to Charter Operating of $335 million and $274 million, respectively. Interest accrued at LIBOR plus 1.25% on the loans payable from Charter Holdco and LIBOR plus 2.00% on the loans payable from Charter during the periods ending June 30, 2021 and December 31, 2020.

8.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. In March 2021, the collateral holiday for 20% of the swaps was extended to November 2022 in consideration for the Company's agreement to post collateral over a threshold amount on that 20% portion of the swaps from March 2021 through October 2021. The fair value of the Company's cross-currency derivatives was $206 million and $184 million and is included in other long-term liabilities on its consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

The Company’s derivative instruments are not designated as hedges and are marked to fair value each period, with the impact recorded as a gain or loss on financial instruments in the consolidated statements of operations in other income (expenses), net. While these derivative instruments are not designated as hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk.

The effect of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in fair value of cross-currency derivative instruments	$(85)	$61	$(22)	$(365)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(6)	3	(21)	111
Gain (loss) on financial instruments, net	$(91)	$64	$(43)	$(254)

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2021 and December 31, 2020 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

As of June 30, 2021 and December 31, 2020, accounts receivable, net on the consolidated balance sheets includes approximately $363 million and $338 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $173 million and $134 million of noncurrent equipment installment plan receivables, respectively.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments which are recorded in other-long term liabilities on the consolidated balance sheets and were valued at $206 million and $184 million as of June 30, 2021 and December 31, 2020, respectively.

The estimated fair value of the Company’s senior notes and debentures as of June 30, 2021 and December 31, 2020 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

A summary of the carrying value and fair value of debt as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$78,015	$87,958	$72,671	$84,163
Credit facilities	$9,949	$9,963	$10,081	$10,063

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

10.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Internet	$5,221	$4,530	$10,307	$8,937
Video	4,378	4,371	8,722	8,793
Voice	394	451	793	908
Residential revenue	9,993	9,352	19,822	18,638

Small and medium business	1,042	983	2,054	1,979
Enterprise	636	606	1,274	1,228
Commercial revenue	1,678	1,589	3,328	3,207

Advertising sales	411	249	755	614
Mobile	519	310	1,011	568
Other	200	194	404	403
	$12,801	$11,694	$25,320	$23,430

11.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Programming	$2,978	$2,873	$5,966	$5,765
Regulatory, connectivity and produced content	668	488	1,268	1,039
Costs to service customers	1,827	1,848	3,631	3,696
Marketing	741	719	1,492	1,485
Mobile	586	413	1,158	787
Other	1,103	981	2,119	2,002
	$7,903	$7,322	$15,634	$14,774

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

12.     Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Special charges, net	$(2)	$6	$255	$25
(Gain) loss on disposal of assets, net	(3)	(4)	44	(13)
	$(5)	$2	$299	$12

Special charges, net

Special charges, net primarily includes net amounts of litigation settlements, including the $220 million tentative settlement with Sprint Communications Company L.P. (“Sprint”) and T-Mobile USA, Inc. ("T-Mobile") for the six months ended June 30, 2021 discussed in Note 18, and employee termination costs.

(Gain) loss on disposal of assets, net

(Gain) loss on disposal of assets, net represents the net (gain) loss recognized on the sales and disposals of fixed assets and cable systems.

13.     Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss on extinguishment of debt (see Note 6)	$(46)	$(36)	$(75)	$(63)
Gain (loss) on financial instruments, net (see Note 8)	(91)	64	(43)	(254)
Other pension benefits, net (see Note 19)	173	11	191	21
Loss on equity investments, net (see Note 3)	(166)	(6)	(161)	5
	$(130)	$33	$(88)	$(291)

14.     Stock Compensation Plans

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	16,800	11,600	1,241,800	1,265,300
Restricted stock	4,600	6,000	4,600	6,000
Restricted stock units	9,100	7,600	354,200	415,900

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As of June 30, 2021, total unrecognized compensation remaining to be recognized in future periods totaled $319 million for stock options, $2 million for restricted stock and $305 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, ten months for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $100 million and $234 million for the three and six months ended June 30, 2021, respectively, and $90 million and $180 million for the three and six months ended June 30, 2020, respectively, which is included in operating costs and expenses.

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

Generally, the taxable income, gains, losses, deductions and credits of CCO Holdings are passed through to its indirect members, Charter and Advance/Newhouse Partnership (“A/N”). Charter is responsible for its share of taxable income or loss of CCO Holdings allocated to it in accordance with the Charter Holdings Limited Liability Company Agreement and partnership tax rules and regulations. Charter also records financial statement deferred tax assets and liabilities related to its investment, and its underlying net assets, in CCO Holdings. The Company recorded income tax expense of $11 million and $21 million for the three and six months ended June 30, 2021, respectively, and $7 million and $13 million for the three and six months ended June 30, 2020, respectively.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $102 million, excluding interest and penalties, as of June 30, 2021 and December 31, 2020. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2021; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes. Charter's 2016 through 2020 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the merger with Time Warner Cable Inc. ("TWC") and acquisition of Bright House Networks, LLC ("Bright House")) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2017 through 2020 tax years remain open for examination and assessment. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and six months ended June 30, 2021, nor does the Company anticipate a material impact in the future.

16.     Comprehensive Income

Comprehensive income equaled net income attributable to CCO Holdings member for each of the three and six months ended June 30, 2021 and 2020.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

17.     Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company or its parent companies are involved.

Liberty Broadband and A/N

Under the terms of the Stockholders Agreement, the number of Charter’s directors is fixed at 13, and includes its CEO. Two designees selected by A/N are members of the board of directors of Charter and three designees selected by Liberty Broadband Corporation ("Liberty Broadband") are members of the board of directors of Charter. The remaining eight directors are not affiliated with either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter’s board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and Charter (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designations and other governance rights. Mr. Thomas Rutledge, the Company’s CEO, is the chairman of the board of Charter.

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

Gregory Maffei, a director of Charter and President and CEO and director and holder of 12.6% voting interest in Liberty Broadband, is Chairman of the board of directors of Qurate Retail, Inc. ("Qurate") and Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 45.8% of voting interest in Liberty Broadband, also serves on the Qurate board of directors. As reported in SEC filings of Qurate, Mr. Maffei and Dr. Malone, Mr. Maffei has ownership of an approximate 6.3% voting interest in Quarate and Dr. Malone has ownership of an approximate 41.2% voting interest in Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three and six months ended June 30, 2021, the Company recorded revenue in aggregate of approximately $12 million and $23 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint, and approximately $12 million and $24 million for the three and six months ended June 30, 2020, respectively.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery, Inc. (“Discovery”). As reported in Discovery's SEC filings, Dr. Malone owns less than 1.0% of the series A common stock, 95.0% of the series B common stock and 3.7% of the series C common stock of Discovery and has a 26.5% voting interest in Discovery for the election of directors. As reported in Discovery's SEC filings, Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 23.2% voting interest for matters other than the election of

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

directors. A/N PP also has the right to appoint three directors out of a total of twelve directors to Discovery’s board. The Company purchases programming from Discovery. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 2% of total operating costs and expenses for the three and six months ended June 30, 2021 and 2020.

Equity Investments

The Company and its parent companies have agreements with certain equity investees pursuant to which the Company has made or received related party transaction payments. The Company and its parent companies recorded payments to equity investees totaling $59 million and $117 million during the three and six months ended June 30, 2021, respectively, and $54 million and $117 million during the three and six months ended June 30, 2020, respectively.

18.     Contingencies

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

Charter, T-Mobile and Sprint have tentatively reached a settlement of all of the foregoing suits that would result in a payment of $220 million by Charter to T-Mobile. The Company can give no assurance that this tentative settlement will be finalized. Pending finalization of the settlement and in the event the settlement is not finalized, the Company will vigorously defend these Sprint suits and prosecute the suits it has brought against T-Mobile and Sprint. While the Company is unable to predict the outcome of these lawsuits, it does not expect that the litigation will have a material effect on its operations, financial condition, or cash flows.

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

The components of net periodic pension benefit (costs) for the three and six months ended June 30, 2021 and 2020 are recorded in in other income (expenses), net in the consolidated statements of operations and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$(24)	$(28)	$(48)	$(56)
Expected return on plan assets	42	39	84	77
Remeasurement gain, net	155	—	155	—
Net periodic pension benefits	$173	$11	$191	$21

During the three and six months ended June 30, 2021, settlements for lump-sum distributions to pension plan participants exceeded the estimated annual interest cost of the plans. As a result, the pension liability and pension asset values were reassessed as of June 30, 2021 utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $155 million remeasurement gain recorded during the three and six months ended June 30, 2021 was primarily driven by changes in the discount rate.

The Company made no cash contributions to the qualified pension plans during the three and six months ended June 30, 2021 and 2020; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2021 to the extent benefits are paid.

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

Overview

In the first half of both 2021 and 2020, the Novel Coronavirus (“COVID-19”) pandemic has significantly impacted how our customers use our products and services, how they interact with us, and how our employees work and provide services to our customers. During the first half of 2021, customer activity levels remained below normal which contributed to lower operating expense from reduced service transactions and significantly lower bad debt, however, those trends are slowly returning to pre-COVID-19 levels and we expect that to continue throughout 2021 as the economy reopens and normal activities resume.

In May 2021, the Federal Communications Commission ("FCC") introduced the Emergency Broadband Benefit ("EBB") program to help households pay for Internet service. The EBB program provides eligible low-income households with up to $50 per month toward Internet service. We estimate that the EBB program favorably impacted our net increase in customer relationships by approximately 60,000 for the quarter ended June 30, 2021. Additional new and existing customers also enrolled in the EBB program.

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

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three and six months ended June 30, 2021, our mobile product line increased revenues by $519 million and $1.0 billion, respectively, reduced Adjusted EBITDA by approximately $67 million and $147 million, respectively, and reduced free cash flow by approximately $277 million and $461 million, respectively. During the three and six months ended June 30, 2020, our mobile product line increased revenues by $310 million and $568 million, respectively, reduced Adjusted EBITDA by approximately $103 million and $219 million, respectively, and reduced free cash flow by approximately $233 million and $493 million, respectively. Primarily as a result of growth-related sales and marketing and other customer acquisition costs for mobile services, and depending on the pace of that growth, we expect mobile Adjusted EBITDA will continue to be negative. We also expect to continue to see negative free cash flow from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans and capital expenditures related to retail store and CBRS build-out.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Revenues	$12,801	$11,694	9.5%	$25,320	$23,430	8.1%
Adjusted EBITDA	$4,998	$4,462	12.0%	$9,920	$8,836	12.3%
Income from operations	$2,554	$1,946	31.2%	$4,602	$3,727	23.5%

Adjusted EBITDA is defined as net income attributable to CCO Holdings member plus net income attributable to noncontrolling interest, net interest expense, income taxes, depreciation and amortization, stock compensation expense, other (income) expenses, net and other operating (income) expenses, net, such as special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue was primarily due to growth in our residential Internet and mobile customers, price adjustments and an increase in advertising sales. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily regulatory, connectivity and produced content costs as well as mobile and programming.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of June 30, 2021 and 2020 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2021 (a)	2020 (a)
Customer Relationships (b)
Residential	29,660	28,496
Small and Medium Business ("SMB")	2,104	1,980
Total Customer Relationships	31,764	30,476

Monthly Residential Revenue per Residential Customer (c)	$112.85	$110.82
Monthly SMB Revenue per SMB Customer (d)	$166.28	$166.06

Internet
Residential	27,722	26,313
SMB	1,912	1,783
Total Internet Customers	29,634	28,096

Video
Residential	15,420	15,652
SMB	592	516
Total Video Customers	16,012	16,168

Voice
Residential	9,014	9,398
SMB	1,259	1,169
Total Voice Customers	10,273	10,567

Mobile Lines (e)
Residential	2,855	1,672
SMB	85	25
Total Mobile Lines	2,940	1,697

Enterprise Primary Service Units ("PSUs") (f)	280	270

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of June 30, 2021 and 2020, customers include approximately 201,100 and 124,500 customers, respectively, whose accounts were over 60 days past due, approximately 37,700 and 18,400 customers, respectively, whose accounts were over 90 days past due and approximately 30,900 and 10,400 customers, respectively, whose accounts were over 120 days past due. Included in the June 30, 2021 aging statistics are approximately 73,500 residential customers that would have been disconnected under our normal collection policies, but were not due to certain state mandates in place.
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
(e)Mobile lines include phones and tablets which require one of our standard rate plans (e.g., "Unlimited" or "By the Gig"). Mobile lines exclude wearables and other devices that do not require standard phone rate plans.
(f)Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$12,801	$11,694	$25,320	$23,430

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,903	7,322	15,634	14,774
Depreciation and amortization	2,349	2,424	4,785	4,917
Other operating (income) expenses, net	(5)	2	299	12
	10,247	9,748	20,718	19,703
Income from operations	2,554	1,946	4,602	3,727

Other Income (Expenses):
Interest expense, net	(1,001)	(965)	(1,982)	(1,957)
Other income (expenses), net	(130)	33	(88)	(291)
	(1,131)	(932)	(2,070)	(2,248)

Income before income taxes	1,423	1,014	2,532	1,479
Income tax expense	(11)	(7)	(21)	(13)
Consolidated net income	1,412	1,007	2,511	1,466
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)

Net income attributable to CCO Holdings member	$1,411	$1,006	$2,510	$1,465

Revenues. Total revenues grew $1.1 billion and $1.9 billion for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to increases in the number of residential Internet and mobile customers, price adjustments and an increase in advertising sales.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Internet	$5,221	$4,530	15.2%	$10,307	$8,937	15.3%
Video	4,378	4,371	0.2%	8,722	8,793	(0.8)%
Voice	394	451	(12.7)%	793	908	(12.7)%
Residential revenue	9,993	9,352	6.8%	19,822	18,638	6.3%

Small and medium business	1,042	983	6.0%	2,054	1,979	3.8%
Enterprise	636	606	5.1%	1,274	1,228	3.8%
Commercial revenue	1,678	1,589	5.6%	3,328	3,207	3.8%

Advertising sales	411	249	65.1%	755	614	23.0%
Mobile	519	310	67.5%	1,011	568	78.0%
Other	200	194	2.5%	404	403	0.1%
	$12,801	$11,694	9.5%	$25,320	$23,430	8.1%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 Increase / (Decrease)	Six months ended June 30, 2021 compared to six months ended June 30, 2020 Increase / (Decrease)
Increase related to rate, product mix and bundle allocation changes	$404	$728
Increase in average residential Internet customers	287	642
	$691	$1,370

The increase related to rate, product mix and bundle allocation changes was primarily due to price adjustments, promotional roll-off and higher bundled revenue allocation as well as $29 million of credits related to prior year's Keep Americans Connected ("KAC") Pledge which reduced revenue during the three and six months ended June 30, 2020. Residential Internet customers grew by 1,409,000 customers from June 30, 2020 to June 30, 2021.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The change in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 Increase / (Decrease)	Six months ended June 30, 2021 compared to six months ended June 30, 2020 Increase / (Decrease)
Decrease in average residential video customers	$(39)	$(40)
Decrease in video on demand and pay-per-view	(17)	(37)
Decrease in installation	(3)	(13)
Increase related to rate, product mix and bundle allocation changes	66	19
	$7	$(71)

Residential video customers decreased by 232,000 from June 30, 2020 to June 30, 2021. The increase related to rate, product mix and bundle allocation changes was primarily due to $44 million of credits related to prior year's KAC program which reduced revenue during the three and six months ended June 30, 2020 as well as price adjustments and promotional roll-off and was partly offset by a higher mix of lower cost video packages within our video customer base and lower bundled revenue allocation.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 Increase / (Decrease)	Six months ended June 30, 2021 compared to six months ended June 30, 2020 Increase / (Decrease)
Decrease related to rate and bundle allocation changes	$(43)	$(90)
Decrease in average residential voice customers	(14)	(25)
	$(57)	$(115)

The decrease related to rate and bundle allocation changes was impacted by value-based pricing and changes in bundled revenue allocations. Residential wireline voice customers decreased by 384,000 customers from June 30, 2020 to June 30, 2021.

The increase in SMB revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 Increase / (Decrease)	Six months ended June 30, 2021 compared to six months ended June 30, 2020 Increase / (Decrease)
Increase in SMB customers	$57	$106
Increase related to COVID-19 programs which reduced prior year revenue	17	13
Decrease related to rate and product mix changes	(15)	(44)
	$59	$75

SMB customers grew by 124,000 from June 30, 2020 to June 30, 2021. The decrease related to rate and product mix changes during the six months ended June 30, 2021 compared to the corresponding period in 2020 was primarily due to value-based pricing related to Spectrum pricing and packaging ("SPP") net of promotional roll-off and price adjustments.

Enterprise revenues increased $30 million and $46 million during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to an increase in Internet PSUs as well as $18 million of impacts from COVID-19 related programs which reduced revenues in the three and six months ended June 30, 2020 offset by lower wholesale PSUs. Enterprise PSUs increased 10,000 from June 30, 2020 to June 30, 2021.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $162 million and $141 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020 primarily due to the impacts of COVID-19 that lowered revenues in 2020 offset by a decrease in political revenue.

During the three and six months ended June 30, 2021, mobile revenues represented approximately $214 million and $442 million of device revenues, respectively, and approximately $305 million and $569 million of service revenues, respectively. During the three and six months ended June 30, 2020, mobile revenues represented approximately $158 million and $289 million of device revenues, respectively, and approximately $152 million and $279 million of service revenues, respectively. The increases in revenues are a result of an increase of 1,243,000 mobile lines from June 30, 2020 to June 30, 2021.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, video device sales, wire maintenance fees and other miscellaneous revenues. Other revenues increased $6 million and $1 million during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 Increase / (Decrease)	Six months ended June 30, 2021 compared to six months ended June 30, 2020 Increase / (Decrease)
Programming	$105	$201
Regulatory, connectivity and produced content	180	229
Costs to service customers	(21)	(65)
Marketing	22	7
Mobile	173	371
Other	122	117
	$581	$860

Programming costs were approximately $3.0 billion and $6.0 billion for the three and six months ended June 30, 2021, respectively, representing 38% of total operating costs and expense for both time periods, and $2.9 billion and $5.8 billion for the three and six months ended June 30, 2020, respectively, representing 39% of total operating costs and expense for both time periods. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent offset by a higher mix of lower cost video packages within our video customer base. We expect programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $180 million and $229 million during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to higher sports rights costs as a result of more basketball and baseball games during the first half of 2021 as compared to the corresponding period in 2020 as the prior period had postponement of games and the current period had additional games due to the delayed start of the 2020 - 2021 NBA season as a result of COVID-19.

Costs to service customers decreased $21 million and $65 million during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020 despite 4.2% customer growth primarily due to fewer transactions and a decrease in bad debt expense partly driven by government stimulus packages offset by the higher labor costs associated with our commitment to a minimum $20 per hour wage in 2022.

Mobile costs of $586 million and $1.2 billion for the three and six months ended June 30, 2021, respectively, and $413 million and $787 million for the three and six months ended June 30, 2020, respectively, were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increase is attributable to an increase in the number of mobile lines.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 Increase / (Decrease)	Six months ended June 30, 2021 compared to six months ended June 30, 2020 Increase / (Decrease)
Corporate costs	$53	$26
Advertising sales expense	51	34
Stock compensation expense	10	54
Enterprise	7	9
Property tax and insurance	2	(4)
Other	(1)	(2)
	$122	$117

Corporate costs increased during the three and six months ended June 30, 2021 compared to the corresponding prior periods primarily due to higher labor costs. Advertising sales expense increased due to higher cost of sales fees driven by higher revenue. Stock compensation expense increased during the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to changes in certain equity award provisions that result in additional expense at the time of grant.

Depreciation and amortization. Depreciation and amortization expense decreased by $75 million and $132 million during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating (income) expenses, net. The change in other operating (income) expenses, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 Increase / (Decrease)	Six months ended June 30, 2021 compared to six months ended June 30, 2020 Increase / (Decrease)
Special charges, net	$(8)	$230
(Gain) loss on disposal of assets, net	1	57
	$(7)	$287

See Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $36 million and $25 million for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The increase in net interest expense is the result of an increase in weighted average debt outstanding of approximately $6.6 billion and $5.6 billion during the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020 offset by reductions in weighted average interest rates. The increase in weighted average debt outstanding is primarily due to the issuance of notes throughout 2020 and 2021 for general corporate purposes including distributions to parent companies for stock buybacks and debt repayments.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 Increase / (Decrease)	Six months ended June 30, 2021 compared to six months ended June 30, 2020 Increase / (Decrease)
Loss on extinguishment of debt (see Note 6)	$(10)	$(12)
Gain (loss) on financial instruments, net (see Note 8)	(155)	211
Other pension benefits, net (see Note 19)	162	170
Loss on equity investments, net (see Note 3)	(160)	(166)
	$(163)	$203

See Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $11 million and $21 million for the three and six months ended June 30, 2021, respectively, and $7 million and $13 million for the three and six months ended June 30, 2020, respectively. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member increased from $1.0 billion and $1.5 billion for the three and six months ended June 30, 2020, respectively, to $1.4 billion and $2.5 billion for the three and six months ended June 30, 2021, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $365 million and $642 million for the three and six months ended June 30, 2021, respectively, and $308 million and $619 million for the three and six months ended June 30, 2020, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to CCO Holdings member	$1,411	$1,006	$2,510	$1,465
Plus: Net income attributable to noncontrolling interest	1	1	1	1
Interest expense, net	1,001	965	1,982	1,957
Income tax expense	11	7	21	13
Depreciation and amortization	2,349	2,424	4,785	4,917
Stock compensation expense	100	90	234	180
Other (income) expenses, net	125	(31)	387	303
Adjusted EBITDA	$4,998	$4,462	$9,920	$8,836

Net cash flows from operating activities	$3,963	$3,505	$7,695	$6,695
Less: Purchases of property, plant and equipment	(1,854)	(1,877)	(3,675)	(3,338)
Change in accrued expenses related to capital expenditures	(50)	214	(125)	(174)
Free cash flow	$2,059	$1,842	$3,895	$3,183

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In March 2021, Charter Communications Operating, LLC ("Charter Operating") and Charter Communications Operating Capital Corp. jointly issued $1.5 billion aggregate principal amount of 3.500% senior secured notes due June 2041 at a price of 99.544% of the aggregate principal amount, $1.0 billion aggregate principal amount of 3.900% senior secured notes due June 2052 at a price of 99.951% of the aggregate principal amount and an additional $500 million aggregate principal amount of 3.850% senior secured notes due April 2061 at a price of 94.668% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including $750 million of CCO Holdings' 5.750% notes due February 2026.

In April 2021, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.0 billion of 4.500% senior unsecured notes due June 2033 at par, and in June 2021, an additional $750 million of the same series of notes was issued at a price of 99.250% of the aggregate principal amount. The net proceeds were used for general corporate purposes, including distributions to parent companies to fund potential buybacks of Charter Class A common stock and Charter Holdings common units, to repay certain indebtedness and to pay related fees and expenses.

In June 2021, Charter Operating and Charter Communications Operating Capital Corp. issued an additional $1.4 billion of 3.900% senior secured notes due June 2052 priced at 95.578% of the aggregate principal amount and $1.4 billion aggregate principal amount of 4.400% senior secured notes due December 2061 at a price of 99.906% of the aggregate principal amount. Net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including $500 million of CCO Holdings' 5.750% notes due February 2026, all of CCO Holdings' 5.875% notes due May 2027, and in July 2021, $1.0 billion of Time Warner Cable, LLC's 4.000% notes due September 2021.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of June 30, 2021 was $87.5 billion, consisting of $10.0 billion of credit facility debt, $53.6 billion of investment grade senior secured notes and $24.0 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Further, in 2022, Charter expects to become a meaningful federal cash tax payer as the majority of net operating losses will have been utilized. Free cash flow was $2.1 billion and $3.9 billion for the three and six months ended June 30, 2021, respectively, and $1.8 billion and $3.2 billion for the three and six months ended June 30, 2020, respectively. See table below for factors impacting free cash flow during the three and six months ended June 30, 2021 compared to the corresponding prior periods. As of June 30, 2021, the amount available under our credit facilities was approximately $4.7 billion and cash on hand was approximately $1.5 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including the expansion of our network such as through our Rural Digital Opportunity Fund ("RDOF") project, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Our leverage ratio was 4.4 times Adjusted EBITDA as of June 30, 2021. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three and six months ended June 30, 2021, Charter purchased in the public market approximately 3.2 million and 7.9 million shares of Charter Class A common stock, respectively, for approximately $2.1 billion and $5.1 billion, respectively, and during the three and six months ended June 30, 2020, Charter purchased approximately 2.0 million and 6.5 million shares of Charter Class A common stock, respectively, for approximately $1.0 billion and $3.2 billion, respectively. Since the beginning of its buyback program in September 2016 through June 30, 2021, Charter has purchased in the public market approximately 95.6 million shares of Class A common stock for approximately $39.7 billion.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement with Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”), dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. Charter purchased from Liberty Broadband 1.9 million and 2.8 million shares of Charter Class A common stock for approximately $1.2 billion and $1.8 billion during the three and six months ended June 30, 2021, respectively. In July 2021, Charter purchased from Liberty Broadband an additional 0.4 million shares of Charter Class A common stock for approximately $279 million.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the "A/N Letter Agreement"), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three and six months ended June 30, 2021, Charter Holdings purchased from A/N 0.9 million and 1.7 million Charter Holdings common units, respectively, for approximately $583 million and $1.1 billion, respectively, and during the three and six months ended June 30, 2020, Charter Holdings purchased from A/N 0.3 million and 1.1 million Charter Holdings common units, respectively, for approximately $125 million and $518 million, respectively.

As of June 30, 2021, Charter had remaining board authority to purchase an additional $1.7 billion of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow increased $217 million and $712 million during the three and six months ended June 30, 2021, respectively, compared to the corresponding prior periods in 2020 due to the following (dollars in millions).

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 Increase / (Decrease)	Six months ended June 30, 2021 compared to six months ended June 30, 2020 Increase / (Decrease)
Increase in Adjusted EBITDA	$536	$1,084
Decrease (increase) in capital expenditures	23	(337)
Changes in working capital, excluding change in accrued interest	(308)	(13)
Increase in cash paid for interest, net	(42)	(13)
Other, net	8	(9)
	$217	$712

Free cash flow was reduced by $277 million and $461 million during the three and six months ended June 30, 2021, respectively, and $233 million and $493 million during the three and six months ended June 30, 2020, respectively, due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $325 million, incurred by a single-asset special purpose entity to finance construction of the first building of the new Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by a junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

	CCO Holdings	Charter Operating and Consolidated Subsidiaries	CCO Holdings	Charter Operating and Consolidated Subsidiaries
	June 30, 2021		December 31, 2020
Balance Sheet Data:
Current assets	$250	$4,104	$100	$3,438
Receivables from related party	$34	$—	$43	$—
Noncurrent assets	$—	$137,917	$—	$139,083
Loans receivables to related party	$579	$—	$567	$—
Current liabilities	$319	$9,008	$347	$8,904
Payable to related party	$—	$91	$—	$139
Noncurrent liabilities	$23,881	$66,323	$24,180	$60,885
Loans payable to related party	$—	$1,657	$—	$1,568
Noncontrolling interests	$—	$23	$—	$23

	Six Months Ended June 30,
	2021		2020
Statement of Operations Data:
Revenue	$—	$25,320	$—	$23,430
Income from operations	$—	$4,602	$—	$3,727
Net income	$2,510	$3,180	$1,465	$2,115

Statement of Cash Flows Data:
Net cash flows from operating activities	$(620)	$8,315	$(565)	$7,260
Net cash flows from investing activities	$11,083	$(3,748)	$4,156	$(3,517)
Net cash flows from financing activities	$(10,313)	$(3,950)	$(3,891)	$(4,834)

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures and Charter Operating credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable entity’s leverage ratio test is met at the time of such distribution. As of June 30, 2021, there was no default under any of these indentures or credit facilities, and each applicable entity met its applicable leverage ratio tests based on June 30, 2021 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company (CCO Holdings) notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $1.5 billion and $710 million in cash and cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

Operating Activities. Net cash provided by operating activities increased $1.0 billion during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in Adjusted EBITDA of $1.1 billion.

Investing Activities. Net cash used in investing activities was $3.7 billion and $3.5 billion for the six months ended June 30, 2021 and 2020, respectively. The increase in cash used was primarily due to an increase in capital expenditures.

Financing Activities. Net cash used in financing activities decreased $1.4 billion during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an increase in the amount by which borrowings of long-term debt exceeded repayments offset by distributions to parent companies.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.9 billion and $3.7 billion for the three and six months ended June 30, 2021, respectively, and $1.9 billion and $3.3 billion for the three and six months ended June 30, 2020, respectively.  The increase during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase in scalable infrastructure driven by augmentation of network capacity for customer growth and usage, with incremental spending to reclaim network headroom maintained prior to COVID-19, and higher line extensions driven by continued network expansion, including to rural areas. See the table below for more details.

We currently expect 2021 cable capital expenditures, excluding RDOF investments, to be relatively consistent as a percentage of cable revenue versus 2020. The actual amount of our capital expenditures in 2021 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $125 million and $174 million for the six months ended June 30, 2021 and 2020, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2021 and 2020. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer premise equipment (a)	$494	$518	$983	$981
Scalable infrastructure (b)	437	385	848	555
Line extensions (c)	400	422	799	765
Upgrade/rebuild (d)	161	155	306	284
Support capital (e)	362	397	739	753
Total capital expenditures	$1,854	$1,877	$3,675	$3,338

Capital expenditures included in total related to:
Commercial services	$397	$323	$730	$584
Mobile	$124	$125	$236	$212

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

As of June 30, 2021 and December 31, 2020, the weighted average interest rate on credit facility debt was approximately 1.7% and 1.7%, respectively, and the weighted average interest rate on the senior notes was approximately 4.9% and 5.1%, respectively, resulting in a blended weighted average interest rate of 4.6% and 4.7%, respectively. The interest rate on approximately 88% and 87% of the total principal amount of our debt was effectively fixed as of June 30, 2021 and December 31, 2020, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2021 (dollars in millions).

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$1,000	$3,000	$1,500	$1,100	$4,500	$65,514	$76,614	$87,032
Average Interest Rate	4.00%	4.46%	6.92%	4.50%	4.91%	5.04%	5.02%

Variable Rate	$139	$277	$436	$1,165	$5,320	$3,575	$10,912	$10,889
Average Interest Rate	1.48%	1.60%	2.09%	2.71%	2.90%	3.48%	2.99%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2021 including applicable bank spread.

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

During the quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.     Other Information.

On July 27, 2021, Charter entered into an amended and restated employment agreement (the “Agreement”) with David G. Ellen, Charter’s Senior Executive Vice President.

The Agreement, which is effective as of July 1, 2021, has a term ending July 1, 2023 (or upon an earlier termination of employment) and provides that Mr. Ellen will continue to serve as Senior Executive Vice President. The Agreement provides that Mr. Ellen will receive an annual base salary of at least $1,250,000 and a target annual cash bonus opportunity of 160% of his annual base salary. Mr. Ellen will also continue to participate in Charter’s employee benefit plans and receive perquisites as generally provided to other senior executives of Charter.

In addition, consistent with Mr. Ellen’s prior employment agreement, Charter will continue to reimburse Mr. Ellen for all reasonable and necessary expenses incurred in connection with the performance of his duties. Mr. Ellen is also entitled to use the company aircraft for up to 30 hours of discretionary personal use per calendar year (without carryover).

If the employment of Mr. Ellen is terminated involuntarily by Charter without cause or by him for good reason, he would be entitled to (a) a cash severance payment equal to the product of 2.0 multiplied by the sum of his annual base salary and target annual bonus opportunity for the year in which the termination occurs, (b) a prorated annual bonus for the year of termination, determined based on actual performance, (c) a cash payment equal to the cost of COBRA coverage for 24 months following termination and (d) up to 12 months of executive-level outplacement services.

In the event of the termination of Mr. Ellen’s employment due to death or disability or if Charter does not renew the Agreement and Mr. Ellen terminates his employment during the year following the non-renewal, in addition to payment of amounts earned but unpaid and reimbursement of expenses through the date of termination, he would be eligible for a prorated annual bonus for the year of termination, determined based on actual performance.

The termination benefits described above are subject to Mr. Ellen’s execution of a release of claims in favor of Charter and its affiliates. In addition, Mr. Ellen has agreed to comply with covenants (a) concerning nondisclosure of confidential information, assignment of intellectual property and nondisparagement of Charter, (b) concerning noncompetition for two years following termination, and (c) concerning nonsolicitation of customers and employees of Charter for one year following termination.

A copy of the Agreement is filed herewith as Exhibit 10.4, and is incorporated herein by reference. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of that document.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 30, 2021		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 30, 2021		Executive Vice President, Chief Accounting Officer and Controller
S-1

Exhibit Index

Exhibit	Description

10.1
Twentieth Supplemental Indenture, dated as of June 2, 2021, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on June 2, 2021).

10.2	Form of 4.400% Senior Notes due 2061 (included in Exhibit 10.1).
10.3
Exchange and Registration Rights Agreement, dated June 2, 2021, relating to the 4.500% Senior Notes due 2033, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Deutsche Bank Securities Inc., as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on June 2, 2021).

10.4
Amended and restated employment agreement between Charter Communications, Inc. and David G. Ellen, dated July 27, 2021 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on July 30, 2021 (File No. 001.33664)).

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
101
The following financial information from CCO Holdings, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, filed with the Securities and Exchange Commission on July 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1