Form 10-Q
period 2021-09-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2021-10-29
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of September 30, 2021: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2021

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2021. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases,” “grow,” “focused on” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report on Form 10-Q, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204	$710
Accounts receivable, less allowance for doubtful accounts of $182 and $217, respectively	2,607	2,503
Prepaid expenses and other current assets	328	325
Total current assets	3,139	3,538

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $33,239 and $31,558, respectively	33,151	33,490
Customer relationships, net	4,419	5,615
Franchises	67,322	67,322
Goodwill	29,554	29,554
Total investment in cable properties, net	134,446	135,981

OTHER NONCURRENT ASSETS	3,129	3,102

Total assets	$140,714	$142,621
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,537	$8,243
Payables to related party	19	96
Current portion of long-term debt	2,996	1,008
Total current liabilities	11,552	9,347

LONG-TERM DEBT	85,376	81,744
LOANS PAYABLE - RELATED PARTY	1,039	1,001
DEFERRED INCOME TAXES	53	53
OTHER LONG-TERM LIABILITIES	3,288	3,268

MEMBER’S EQUITY:
CCO Holdings member's equity	39,383	47,185
Noncontrolling interests	23	23
Total member’s equity	39,406	47,208

Total liabilities and member’s equity	$140,714	$142,621

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES	$13,144	$12,037	$38,464	$35,467

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	7,979	7,509	23,613	22,283
Depreciation and amortization	2,264	2,366	7,049	7,283
Other operating (income) expenses, net	(7)	17	292	29
	10,236	9,892	30,954	29,595
Income from operations	2,908	2,145	7,510	5,872

OTHER INCOME (EXPENSES):
Interest expense, net	(1,013)	(947)	(2,995)	(2,904)
Other expenses, net	(155)	(115)	(243)	(406)
	(1,168)	(1,062)	(3,238)	(3,310)

Income before income taxes	1,740	1,083	4,272	2,562
Income tax expense	(13)	(10)	(34)	(23)
Consolidated net income	1,727	1,073	4,238	2,539
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)
Net income attributable to CCO Holdings member	$1,727	$1,073	$4,237	$2,538

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2020	$47,185	$23	$47,208
Consolidated net income	1,099	—	1,099
Stock compensation expense	134	—	134
Distributions to parent	(4,244)	—	(4,244)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2021	44,174	22	44,196
Consolidated net income	1,411	1	1,412
Stock compensation expense	100	—	100
Contributions from parent	2	—	2
Distributions to parent	(4,105)	—	(4,105)
BALANCE, June 30, 2021	41,582	23	41,605
Consolidated net income	1,727	—	1,727
Stock compensation expense	98	—	98
Distributions to parent	(4,024)	—	(4,024)
BALANCE, September 30, 2021	$39,383	$23	$39,406

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2019	$55,266	$23	$55,289
Consolidated net income	459	—	459
Stock compensation expense	90	—	90
Contributions from parent	27	—	27
Distributions to parent	(2,685)	—	(2,685)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2020	53,157	22	53,179
Consolidated net income	1,006	1	1,007
Stock compensation expense	90	—	90
Contributions from parent	12	—	12
Distributions to parent	(1,290)	—	(1,290)
BALANCE, June 30, 2020	52,975	23	52,998
Consolidated net income	1,073	—	1,073
Stock compensation expense	83	—	83
Contributions from parent	4	—	4
Distributions to parent	(3,692)	—	(3,692)
BALANCE, September 30, 2020	$50,443	$23	$50,466

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,238	$2,539
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	7,049	7,283
Stock compensation expense	332	263
Noncash interest income, net	(27)	(33)
Other, net	285	372
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(104)	79
Prepaid expenses and other assets	(111)	(144)
Accounts payable, accrued liabilities and other	321	79
Receivables from and payables to related party	(56)	(122)
Net cash flows from operating activities	11,927	10,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,536)	(5,352)
Change in accrued expenses related to capital expenditures	(51)	(70)
Other, net	59	(33)
Net cash flows from investing activities	(5,528)	(5,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	15,263	10,352
Repayments of long-term debt	(9,651)	(9,711)
Payments for debt issuance costs	(76)	(91)
Borrowings of loans payable - related parties	13	6
Distributions to parent	(12,373)	(7,667)
Contributions from parent	2	43
Distributions to noncontrolling interest	(1)	(1)
Other, net	(82)	(26)
Net cash flows from financing activities	(6,905)	(7,095)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(506)	(2,234)
CASH AND CASH EQUIVALENTS, beginning of period	710	3,249
CASH AND CASH EQUIVALENTS, end of period	$204	$1,015

CASH PAID FOR INTEREST	$3,024	$3,020
CASH PAID FOR TAXES	$34	$36

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

Indefinite-lived and finite-lived intangible assets consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,322	$—	$67,322	$67,322	$—	$67,322
Goodwill	29,554	—	29,554	29,554	—	29,554
Wireless spectrum licenses	464	—	464	464	—	464
	$97,340	$—	$97,340	$97,340	$—	$97,340

Finite-lived intangible assets:
Customer relationships	$18,232	$(13,813)	$4,419	$18,230	$(12,615)	$5,615
Other intangible assets	420	(187)	233	420	(159)	261
	$18,652	$(14,000)	$4,652	$18,650	$(12,774)	$5,876

Amortization expense related to customer relationships and other intangible assets for the three and nine months ended September 30, 2021 was $377 million and $1.2 billion, respectively, and $445 million and $1.4 billion for the three and nine months ended September 30, 2020, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows:

Three months ended December 31, 2021	$375
2022	1,332
2023	1,075
2024	824
2025	576
Thereafter	470
$4,652

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments, adoption of new accounting standards and other relevant factors.

3.    Investments

During the nine months ended September 30, 2021, the Company recorded impairments on equity investments of approximately $165 million which was recorded in other expenses, net in the consolidated statements of operations.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accounts payable – trade	$659	$737
Deferred revenue	498	436
Accrued liabilities:
Programming costs	2,106	1,940
Labor	1,230	1,370
Capital expenditures	1,123	1,227
Interest	1,067	1,083
Taxes and regulatory fees	571	523
Operating lease liabilities	229	202
Other	1,054	725
	$8,537	$8,243

5.    Leases

Operating lease expenses were $104 million and $309 million for the three and nine months ended September 30, 2021, respectively, and $98 million and $289 million for the three and nine months ended September 30, 2020, respectively, inclusive of $32 million and $98 million for the three and nine months ended September 30, 2021, respectively, and $32 million and $94 million for the three and nine months ended September 30, 2020, respectively, of both short-term lease costs and variable lease costs that were not included in the measurement of operating lease liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities, recorded as operating cash flows in the statements of cash flows, were $209 million and $189 million for the nine months ended September 30, 2021 and 2020, respectively. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $267 million and $250 million for the nine months ended September 30, 2021 and 2020, respectively.

Supplemental balance sheet information related to leases is as follows.

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets:
Included within other noncurrent assets	$1,151	$1,065

Operating lease liabilities:
Current portion included within accounts payable and accrued liabilities	$229	$202
Long-term portion included within other long-term liabilities	1,014	941
	$1,243	$1,143

Weighted average remaining lease term for operating leases	5.9 years	6.4 years
Weighted average discount rate for operating leases	3.5%	3.9%

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Maturities of operating lease liabilities as of September 30, 2021 are as follows.

Three months ended December 31, 2021	$72
2022	286
2023	275
2024	227
2025	181
Thereafter	386
Undiscounted lease cash flow commitments	1,427
Reconciling impact from discounting	(184)
Lease liabilities on consolidated balance sheet as of September 30, 2021	$1,243

The Company had $63 million of finance lease liabilities recognized in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 included within accounts payable and accrued liabilities and other long-term liabilities. The related finance lease right-of-use assets are recorded in property, plant and equipment, net. The Company’s finance leases were not considered material for further supplemental lease disclosures.

6.    Long-Term Debt
Long-term debt consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
4.000% senior notes due March 1, 2023	$500	$499	$500	$498
5.750% senior notes due February 15, 2026	—	—	2,500	2,475
5.500% senior notes due May 1, 2026	750	747	1,500	1,492
5.875% senior notes due May 1, 2027	—	—	800	796
5.125% senior notes due May 1, 2027	3,250	3,228	3,250	3,225
5.000% senior notes due February 1, 2028	2,500	2,474	2,500	2,472
5.375% senior notes due June 1, 2029	1,500	1,501	1,500	1,501
4.750% senior notes due March 1, 2030	3,050	3,042	3,050	3,042
4.500% senior notes due August 15, 2030	2,750	2,750	2,750	2,750
4.250% senior notes due February 1, 2031	3,000	3,002	3,000	3,001
4.500% senior notes due May 1, 2032	2,900	2,927	2,900	2,928
4.500% senior notes due June 1, 2033	1,750	1,728	—	—
4.250% senior notes due January 15, 2034	2,000	1,981	—	—
Charter Communications Operating, LLC:
4.464% senior notes due July 23, 2022	3,000	2,996	3,000	2,992
Senior floating rate notes due February 1, 2024	900	901	900	902
4.500% senior notes due February 1, 2024	1,100	1,096	1,100	1,094
4.908% senior notes due July 23, 2025	4,500	4,479	4,500	4,475
3.750% senior notes due February 15, 2028	1,000	990	1,000	989
4.200% senior notes due March 15, 2028	1,250	1,242	1,250	1,241
5.050% senior notes due March 30, 2029	1,250	1,242	1,250	1,242
2.800% senior notes due April 1, 2031	1,600	1,584	1,600	1,583
2.300% senior notes due February 1, 2032	1,000	992	1,000	991

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

6.384% senior notes due October 23, 2035	2,000	1,984	2,000	1,983
5.375% senior notes due April 1, 2038	800	787	800	786
3.500% senior notes due June 1, 2041	1,500	1,483	—	—
6.484% senior notes due October 23, 2045	3,500	3,468	3,500	3,468
5.375% senior notes due May 1, 2047	2,500	2,506	2,500	2,506
5.750% senior notes due April 1, 2048	2,450	2,392	2,450	2,392
5.125% senior notes due July 1, 2049	1,250	1,240	1,250	1,240
4.800% senior notes due March 1, 2050	2,800	2,797	2,800	2,797
3.700% senior notes due April 1, 2051	2,050	2,031	2,050	2,030
3.900% senior notes due June 1, 2052	2,400	2,321	—	—
6.834% senior notes due October 23, 2055	500	495	500	495
3.850% senior notes due April 1, 2061	1,850	1,809	1,350	1,339
4.400% senior notes due December 1, 2061	1,400	1,389	—	—
Credit facilities	11,480	11,422	10,150	10,081
Time Warner Cable, LLC:
4.000% senior notes due September 1, 2021	—	—	1,000	1,008
5.750% sterling senior notes due June 2, 2031 (a)	842	894	854	911
6.550% senior debentures due May 1, 2037	1,500	1,664	1,500	1,668
7.300% senior debentures due July 1, 2038	1,500	1,757	1,500	1,763
6.750% senior debentures due June 15, 2039	1,500	1,701	1,500	1,706
5.875% senior debentures due November 15, 2040	1,200	1,252	1,200	1,254
5.500% senior debentures due September 1, 2041	1,250	1,258	1,250	1,258
5.250% sterling senior notes due July 15, 2042 (b)	876	847	889	859
4.500% senior debentures due September 15, 2042	1,250	1,147	1,250	1,145
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,069	1,000	1,104
8.375% senior debentures due July 15, 2033	1,000	1,258	1,000	1,270
Total debt	87,948	88,372	82,143	82,752
Less current portion:
4.000% senior notes due September 1, 2021	—	—	(1,000)	(1,008)
4.464% senior notes due July 23, 2022	(3,000)	(2,996)	—	—
Long-term debt	$84,948	$85,376	$81,143	$81,744

(a)Principal amount includes £625 million remeasured at $842 million and $854 million as of September 30, 2021 and December 31, 2020, respectively, using the exchange rate at the respective dates.
(b)Principal amount includes £650 million remeasured at $876 million and $889 million as of September 30, 2021 and December 31, 2020, respectively, using the exchange rate at the respective dates.

The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. See Note 8. The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $3.2 billion as of September 30, 2021.

In March 2021, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.5 billion aggregate principal amount of 3.500% senior secured notes due June 2041 at a price of 99.544% of the aggregate principal amount,

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

$1.0 billion aggregate principal amount of 3.900% senior secured notes due June 2052 at a price of 99.951% of the aggregate principal amount and an additional $500 million aggregate principal amount of 3.850% senior secured notes due April 2061 at a price of 94.668% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including $750 million of CCO Holdings 5.750% notes due February 2026.

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

In October 2021, Charter Operating and Charter Communications Operating Capital Corp. issued an $1.25 billion aggregate principal amount of 2.250% senior secured notes due January 2029 priced at 99.835% of the aggregate principal amount, $1.35 billion aggregate principal amount of 3.500% senior secured notes due March 2042 at a price of 99.253% of the aggregate principal amount and $1.4 billion aggregate principal amount of 3.950% senior secured notes due June 2062 at a price of 99.186% of the aggregate principal amount. Net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to the Company's parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

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

In August 2021, CCO Holdings and CCO Holdings Capital Corp. jointly issued $2.0 billion of 4.250% senior unsecured notes due January 2034 at par. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including repaying $1.25 billion of CCO Holdings' 5.750% notes due February 2026 and $750 million of CCO Holdings' 5.500% notes due May 2026, as well as distributions to the Company's parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units.

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the notes at any time at a premium. The optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2030 through 2031.

In addition, at any time prior to varying dates in 2024 through 2025, CCO Holdings may redeem up to 40% of the aggregate principal amount of the notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

Losses on extinguishment of debt are recorded in other expenses, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CCO Holdings notes redemption	$(71)	$(58)	$(146)	$(121)
Time Warner Cable, LLC notes redemption	2	—	2	—
	$(69)	$(58)	$(144)	$(121)

7.    Loans Payable - Related Party

Loans payable - related party as of September 30, 2021 and December 31, 2020 consists of loans from Charter Communications Holding Company, LLC (“Charter Holdco”) to Charter Operating of $743 million and $727 million, respectively, and loans from Charter to Charter Operating of $296 million and $274 million, respectively. Interest accrued at LIBOR plus 1.25% on the loans payable from Charter Holdco and LIBOR plus 2.00% on the loans payable from Charter during the periods ending September 30, 2021 and December 31, 2020.

8.     Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In April 2019, the Company entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. In March 2021, the collateral holiday for 20% of the swaps was extended to November 2022 in consideration for the Company's agreement to post collateral over a threshold amount on that 20% portion of the swaps from March 2021 through October 2021. The fair value of the Company's cross-currency derivatives was $317 million and $184 million and is included in other long-term liabilities on its consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The effect of financial instruments are recorded in other expenses, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in fair value of cross-currency derivative instruments	$(111)	$135	$(133)	$(230)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	47	(66)	26	45
Gain (loss) on financial instruments, net	$(64)	$69	$(107)	$(185)

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2021 and December 31, 2020 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

As of September 30, 2021 and December 31, 2020, accounts receivable, net on the consolidated balance sheets includes approximately $377 million and $338 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $170 million and $134 million of noncurrent equipment installment plan receivables, respectively.

Financial instruments accounted for at fair value on a recurring basis and classified within Level 2 of the valuation hierarchy include the Company's cross-currency derivative instruments which are recorded in other-long term liabilities on the consolidated balance sheets and were valued at $317 million and $184 million as of September 30, 2021 and December 31, 2020, respectively.

The estimated fair value of the Company’s senior notes and debentures as of September 30, 2021 and December 31, 2020 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

A summary of the carrying value and fair value of debt as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes and debentures	$76,950	$85,880	$72,671	$84,163
Credit facilities	$11,422	$11,428	$10,081	$10,063

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

10.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Internet	$5,363	$4,722	$15,670	$13,659
Video	4,502	4,221	13,224	13,014
Voice	409	449	1,202	1,357
Residential revenue	10,274	9,392	30,096	28,030

Small and medium business	1,062	988	3,116	2,967
Enterprise	656	617	1,930	1,845
Commercial revenue	1,718	1,605	5,046	4,812

Advertising sales	391	460	1,146	1,074
Mobile	535	368	1,546	936
Other	226	212	630	615
	$13,144	$12,037	$38,464	$35,467

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

11.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Programming	$2,983	$2,727	$8,949	$8,492
Regulatory, connectivity and produced content	634	612	1,902	1,651
Costs to service customers	1,899	1,902	5,530	5,598
Marketing	788	788	2,280	2,273
Mobile	607	456	1,765	1,243
Other	1,068	1,024	3,187	3,026
	$7,979	$7,509	$23,613	$22,283

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

12.     Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Special charges, net	$(5)	$31	$250	$56
(Gain) loss on disposal of assets, net	(2)	(14)	42	(27)
	$(7)	$17	$292	$29

Special charges, net

Special charges, net primarily includes net amounts of litigation settlements, including the $220 million tentative settlement with Sprint Communications Company L.P. (“Sprint”) and T-Mobile USA, Inc. ("T-Mobile") for the nine months ended September 30, 2021 discussed in Note 18, and employee termination costs.

(Gain) loss on disposal of assets, net

(Gain) loss on disposal of assets, net represents the net (gain) loss recognized on the sales and disposals of fixed assets and cable systems.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

13.     Other Expenses, Net

Other expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss on extinguishment of debt (see Note 6)	$(69)	$(58)	$(144)	$(121)
Gain (loss) on financial instruments, net (see Note 8)	(64)	69	(107)	(185)
Net periodic pension benefits (costs) (see Note 19)	(15)	(115)	176	(94)
Loss on equity investments, net (see Note 3)	(7)	(11)	(168)	(6)
	$(155)	$(115)	$(243)	$(406)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	36,900	17,100	1,278,700	1,282,400
Restricted stock	—	—	4,600	6,000
Restricted stock units	8,900	5,000	363,100	420,900

Stock options and restricted stock units generally cliff vest three years from the date of grant. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of September 30, 2021, total unrecognized compensation remaining to be recognized in future periods totaled $272 million for stock options, $2 million for restricted stock and $257 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, seven months for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $98 million and $332 million for the three and nine months ended September 30, 2021, respectively, and $83 million and $263 million for the three and nine months ended September 30, 2020, respectively, which is included in operating costs and expenses.

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

Generally, the taxable income, gains, losses, deductions and credits of CCO Holdings are passed through to its indirect members, Charter and Advance/Newhouse Partnership (“A/N”). Charter is responsible for its share of taxable income or loss of

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CCO Holdings allocated to it in accordance with the Charter Holdings Limited Liability Company Agreement and partnership tax rules and regulations. Charter also records financial statement deferred tax assets and liabilities related to its investment, and its underlying net assets, in CCO Holdings. The Company recorded income tax expense of $13 million and $34 million for the three and nine months ended September 30, 2021, respectively, and $10 million and $23 million for the three and nine months ended September 30, 2020, respectively.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination. The Company has recorded unrecognized tax benefits totaling approximately $102 million, excluding interest and penalties, as of September 30, 2021 and December 31, 2020. The Company does not currently anticipate that its reserve for uncertain tax positions will significantly increase or decrease during 2021; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter are currently under examination by the Internal Revenue Service ("IRS") for income tax purposes. Charter's 2016 through 2020 tax years remain open for examination and assessment. Charter’s short period return dated May 17, 2016 (prior to the merger with Time Warner Cable Inc. ("TWC") and acquisition of Bright House Networks, LLC ("Bright House")) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter Holdings’ income tax return for 2016. Charter Holdings’ 2018 through 2020 tax years remain open for examination and assessment, while 2017 remains open solely for purposes of credit carryforwards. The IRS is currently examining TWC’s income tax returns for 2011 through 2014. TWC’s tax year 2015 remains subject to examination and assessment. Prior to TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009, TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS has examined Time Warner’s 2008 through 2010 income tax returns and the results are under appeal. The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations during the three and nine months ended September 30, 2021, nor does the Company anticipate a material impact in the future.

16.     Comprehensive Income

Comprehensive income equaled net income attributable to CCO Holdings member for each of the three and nine months ended September 30, 2021 and 2020.

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

Gregory Maffei, a director of Charter and President and CEO and director and holder of 12.6% voting interest in Liberty Broadband, is Chairman of the board of directors of Qurate Retail, Inc. ("Qurate") and Dr. John Malone, a director emeritus of Charter and Chairman of the board of directors and holder of 45.8% of voting interest in Liberty Broadband, also serves on the Qurate board of directors. As reported in SEC filings of Qurate, Mr. Maffei and Dr. Malone, Mr. Maffei has ownership of an approximate 6.3% voting interest in Quarate and Dr. Malone has ownership of an approximate 41.2% voting interest in Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the three and nine months ended September 30, 2021, the Company recorded revenue in aggregate of approximately $10 million and $33 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint, and approximately $12 million and $36 million for the three and nine months ended September 30, 2020, respectively.

Dr. Malone and Mr. Steven Miron, a member of Charter’s board of directors, also serve on the board of directors of Discovery, Inc. (“Discovery”). As reported in Discovery's SEC filings, Dr. Malone owns less than 1.0% of the series A common stock, 95.0% of the series B common stock and 3.7% of the series C common stock of Discovery and has a 26.5% voting interest in Discovery for the election of directors. As reported in Discovery's SEC filings, Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A-1 preferred stock of Discovery and 100% of the Series C-1 preferred stock of Discovery and has a 23.2% voting interest for matters other than the election of directors. A/N PP also has the right to appoint three directors out of a total of twelve directors to Discovery’s board. The Company purchases programming from Discovery. Based on publicly available information, the Company does not believe that Discovery would currently be considered a related party. The amount paid in the aggregate to Discovery represents less than 2% of total operating costs and expenses for the three and nine months ended September 30, 2021 and 2020.

Equity Investments

The Company and its parent companies have agreements with certain equity investees pursuant to which the Company has made or received related party transaction payments. The Company and its parent companies recorded payments to equity investees totaling $52 million and $169 million during the three and nine months ended September 30, 2021, respectively, and $50 million and $167 million during the three and nine months ended September 30, 2020, respectively.

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

The components of net periodic pension benefit (costs) for the three and nine months ended September 30, 2021 and 2020 are recorded in in other expenses, net in the consolidated statements of operations and consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$(24)	$(29)	$(72)	$(85)
Expected return on plan assets	40	39	124	116
Remeasurement gain (loss), net	(31)	(125)	124	(125)
Net periodic pension benefits (costs)	$(15)	$(115)	$176	$(94)

During the three and nine months ended September 30, 2021, settlements for lump-sum distributions to pension plan participants exceeded the estimated annual interest cost of the plans. As a result, the pension liability and pension asset values were reassessed as of September 30, 2021 utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $31 million remeasurement loss during the three months ended September 30, 2021 was primarily driven by losses to record assets to fair value and the $124 million remeasurement gain recorded during the nine months ended September 30, 2021 was primarily driven by changes in the discount rate.

The Company made no cash contributions to the qualified pension plans during the three and nine months ended September 30, 2021 and 2020; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2021 to the extent benefits are paid.

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

Overview

In 2021 and 2020, the Novel Coronavirus (“COVID-19”) pandemic significantly impacted how our customers use our products and services, how they interact with us, and how our employees work and provide services to our customers. Customer activity levels remain below normal which contributed to lower operating expense from reduced service transactions and lower bad debt in the first nine months of 2021, however, we expect trends to return to pre-COVID-19 levels as the economy continues to reopen and normal activities resume.

In May 2021, the Federal Communications Commission ("FCC") introduced the Emergency Broadband Benefit ("EBB") program to help households pay for Internet service. The EBB program provides eligible low-income households with up to $50 per month towards Internet service. Although Congress may extend the EBB program funding as currently proposed in an infrastructure bill, we expect the FCC to run out of funding under the current EBB program allocation sometime in early 2022. If funding is not extended by Congress, our customers in the current EBB program will generally roll out of that program, continue to be our customers and be serviced consistent with our business practices regarding collections, disconnect process and bad debt. Many of these customers were serviced prior to the EBB program consistent with our normal business practices. However, we cannot predict how such an expiration of the EBB program would ultimately impact our experience with disconnects and bad debt for our customers currently in the EBB program.

Although the ultimate impact of the COVID-19 pandemic cannot be predicted, we remain focused on driving customer relationship growth by deploying superior products and services packaged with attractive pricing. In October 2021, we announced and implemented new Spectrum Mobile multi-line pricing designed to drive more mobile line sales per customer, and in turn, drive more broadband sales and the associated retention benefits. Further, we expect to continue to drive customer relationship growth through sales of bundled services and improving customer retention despite the expectation for continued losses of video and wireline voice customers.

Our Spectrum Mobile service is offered to customers subscribing to our Internet service and runs on Verizon Communications Inc.'s ("Verizon") mobile network combined with Spectrum WiFi. We continue to explore ways to drive even more mobile traffic to our network. We intend to use Citizens Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”) we purchased in 2020, along with unlicensed CBRS spectrum, to build our own 5G mobile network on our existing infrastructure in targeted geographies where there is high outdoor cellular traffic volume. This effort, in combination with our expanding WiFi network and continued 5G enhancements within the Verizon mobile virtual network operator (“MVNO”) partnership agreement, should position our mobile product for continued customer experience and cost structure improvements.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three and nine months ended September 30, 2021, our mobile product line increased revenues by $535 million and $1.5 billion, respectively, reduced Adjusted EBITDA by approximately $72 million and $219 million, respectively, and reduced free cash flow by approximately $145 million and $606 million, respectively. During the three and nine months ended September 30,

2020, our mobile product line increased revenues by $368 million and $936 million, respectively, reduced Adjusted EBITDA by approximately $88 million and $307 million, respectively, and reduced free cash flow by approximately $265 million and $758 million, respectively. Primarily as a result of growth-related sales and marketing and other customer acquisition costs for mobile services, and depending on the pace of that growth, we expect mobile Adjusted EBITDA will continue to be negative. We also expect to continue to see negative free cash flow from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans and capital expenditures related to retail store and CBRS build-out.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Revenues	$13,144	$12,037	9.2%	$38,464	$35,467	8.4%
Adjusted EBITDA	$5,263	$4,611	14.1%	$15,183	$13,447	12.9%
Income from operations	$2,908	$2,145	35.6%	$7,510	$5,872	27.9%

Adjusted EBITDA is defined as net income attributable to CCO Holdings member plus net income attributable to noncontrolling interest, net interest expense, income taxes, depreciation and amortization, stock compensation expense, other expenses, net and other operating (income) expenses, net, such as special charges and (gain) loss on sale or retirement of assets. See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue was primarily due to growth in our residential Internet, mobile and commercial customers and price adjustments. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily programming and mobile as well as regulatory, connectivity and produced content costs.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of September 30, 2021 and 2020 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2021 (a)	2020 (a)
Customer Relationships (b)
Residential	29,823	28,912
Small and Medium Business ("SMB")	2,126	2,021
Total Customer Relationships	31,949	30,933

Monthly Residential Revenue per Residential Customer (c)	$115.15	$109.03
Monthly SMB Revenue per SMB Customer (d)	$167.29	$164.77

Internet
Residential	27,965	26,807
SMB	1,934	1,826
Total Internet Customers	29,899	28,633

Video
Residential	15,287	15,705
SMB	604	530
Total Video Customers	15,891	16,235

Voice
Residential	8,784	9,335
SMB	1,273	1,207
Total Voice Customers	10,057	10,542

Mobile Lines (e)
Residential	3,085	2,020
SMB	99	40
Total Mobile Lines	3,184	2,060

Enterprise Primary Service Units ("PSUs") (f)	284	272

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of September 30, 2021 and 2020, customers include approximately 160,700 and 181,700 customers, respectively, whose accounts were over 60 days past due, approximately 42,000 and 52,300 customers, respectively, whose accounts were over 90 days past due and approximately 32,600 and 26,000 customers, respectively, whose accounts were over 120 days past due.
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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$13,144	$12,037	$38,464	$35,467

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	7,979	7,509	23,613	22,283
Depreciation and amortization	2,264	2,366	7,049	7,283
Other operating (income) expenses, net	(7)	17	292	29
	10,236	9,892	30,954	29,595
Income from operations	2,908	2,145	7,510	5,872

Other Income (Expenses):
Interest expense, net	(1,013)	(947)	(2,995)	(2,904)
Other expenses, net	(155)	(115)	(243)	(406)
	(1,168)	(1,062)	(3,238)	(3,310)

Income before income taxes	1,740	1,083	4,272	2,562
Income tax expense	(13)	(10)	(34)	(23)
Consolidated net income	1,727	1,073	4,238	2,539
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)

Net income attributable to CCO Holdings member	$1,727	$1,073	$4,237	$2,538

Revenues. Total revenues grew $1.1 billion and $3.0 billion for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to increases in the number of residential Internet, mobile and commercial customers and price adjustments.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers. Minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Internet	$5,363	$4,722	13.6%	$15,670	$13,659	14.7%
Video	4,502	4,221	6.7%	13,224	13,014	1.6%
Voice	409	449	(8.8)%	1,202	1,357	(11.4)%
Residential revenue	10,274	9,392	9.4%	30,096	28,030	7.4%

Small and medium business	1,062	988	7.5%	3,116	2,967	5.0%
Enterprise	656	617	6.4%	1,930	1,845	4.7%
Commercial revenue	1,718	1,605	7.1%	5,046	4,812	4.9%

Advertising sales	391	460	(15.1)%	1,146	1,074	6.6%
Mobile	535	368	45.4%	1,546	936	65.2%
Other	226	212	6.3%	630	615	2.2%
	$13,144	$12,037	9.2%	$38,464	$35,467	8.4%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 Increase / (Decrease)	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 Increase / (Decrease)
Increase related to rate, product mix and bundle allocation changes	$415	$1,139
Increase in average residential Internet customers	226	872
	$641	$2,011

The increase related to rate, product mix and bundle allocation changes was primarily due to price adjustments, promotional roll-off and higher bundled revenue allocation as well as $29 million of credits related to prior year's Keep Americans Connected ("KAC") Pledge which reduced revenue during the nine months ended September 30, 2020. Residential Internet customers grew by 1,158,000 customers from September 30, 2020 to September 30, 2021.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The change in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 Increase / (Decrease)	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 Increase / (Decrease)
Customer credits estimated in 2020 due to COVID-19	$218	$262
Increase related to rate, product mix and bundle allocation changes	156	136
Decrease in average residential video customers	(92)	(137)
Decrease in video on demand and pay-per-view	(1)	(38)
Decrease in installation	—	(13)
	$281	$210

We recorded $218 million of estimated customer credits related to canceled sporting events which reduced revenue during the three and nine months ended September 30, 2020 and $44 million of credits related to prior year's KAC program which reduced revenue during the nine months ended September 30, 2020. The increase related to rate, product mix and bundle allocation changes was primarily due to price adjustments and promotional roll-off and was partly offset by a higher mix of lower cost video packages within our video customer base and lower bundled revenue allocation. Residential video customers decreased by 418,000 from September 30, 2020 to September 30, 2021.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 Increase / (Decrease)	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 Increase / (Decrease)
Decrease related to rate and bundle allocation changes	$(17)	$(107)
Decrease in average residential voice customers	(23)	(48)
	$(40)	$(155)
-

The decrease related to rate and bundle allocation changes was impacted by value-based pricing and changes in bundled revenue allocations. Residential wireline voice customers decreased by 551,000 customers from September 30, 2020 to September 30, 2021.

The increase in SMB revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 Increase / (Decrease)	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 Increase / (Decrease)
Increase in SMB customers	$58	$162
Increase related to COVID-19 programs which reduced prior year revenue	11	24
Increase (decrease) related to rate and product mix changes	5	(37)
	$74	$149

SMB customers grew by 105,000 from September 30, 2020 to September 30, 2021. The decrease related to rate and product mix changes during the nine months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to value-based pricing related to Spectrum pricing and packaging ("SPP") net of promotional roll-off and price adjustments.

Enterprise revenues increased $39 million and $85 million during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to an increase in Internet PSUs, $18 million of impacts from COVID-19 related programs which reduced revenues in the nine months ended September 30, 2020 as well as a $16 million one-time benefit incurred during the three and nine months ended September 30, 2021 offset by lower wholesale PSUs. Enterprise PSUs increased 12,000 from September 30, 2020 to September 30, 2021.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $69 million during the three months ended September 30, 2021 as compared to the corresponding period in 2020 primarily due to a decrease in political revenue partially offset by an increase in advanced advertising revenue. Advertising sales revenues increased $72 million during the nine months ended September 30, 2021 as compared to the corresponding period in 2020 primarily due to an increase in advanced advertising revenues and local and national advertising revenues as well as the impacts of COVID-19 that lowered revenues in 2020 offset by a decrease in political.

During the three and nine months ended September 30, 2021, mobile revenues represented approximately $201 million and $643 million of device revenues, respectively, and approximately $334 million and $903 million of service revenues, respectively. During the three and nine months ended September 30, 2020, mobile revenues represented approximately $172 million and $461 million of device revenues, respectively, and approximately $196 million and $475 million of service revenues, respectively. The increases in revenues are a result of an increase of 1,124,000 mobile lines from September 30, 2020 to September 30, 2021.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, late payment fees, video device sales, wire maintenance fees and other miscellaneous revenues. Other revenues increased $14 million and $15 million during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to an increase in late payment fees and sales of video devices.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 Increase / (Decrease)	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 Increase / (Decrease)
Programming	$256	$457
Regulatory, connectivity and produced content	22	251
Costs to service customers	(3)	(68)
Marketing	—	7
Mobile	151	522
Other	44	161
	$470	$1,330

Programming costs were approximately $3.0 billion and $8.9 billion for the three and nine months ended September 30, 2021, respectively, representing 37% and 38% of total operating costs and expenses, respectively, and $2.7 billion and $8.5 billion for the three and nine months ended September 30, 2020, respectively, representing 36% and 38% of total operating costs and expense, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. Programming costs increased as a result of $163 million of estimated rebates from sports programming networks as a result of canceled sporting events due to COVID-19 which reduced programming costs during the three and nine months ended September 30, 2020, as well as contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent offset by fewer customers and a higher mix of lower cost video packages within our video customer base. We expect programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content increased $22 million and $251 million during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The increase during the nine months ended September 30, 2021 as compared to the corresponding period in 2020 is primarily due to higher sports rights costs as a result of more National Basketball Association ("NBA") and Major League Baseball ("MLB") games during 2021 as compared to the corresponding period in 2020 as the prior period had cancelation of MLB games and the current period had additional games due to the delayed start of the 2020 - 2021 NBA season as a result of COVID-19.

Costs to service customers decreased $3 million and $68 million during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020 despite 3.3% customer growth. The decrease during the nine months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to fewer transactions and a decrease in bad debt expense partly driven by government stimulus packages offset by the higher labor costs associated with our commitment to a minimum $20 per hour wage in 2022.

Mobile costs of $607 million and $1.8 billion for the three and nine months ended September 30, 2021, respectively, and $456 million and $1.2 billion for the three and nine months ended September 30, 2020, respectively, were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increase is attributable to an increase in the number of mobile lines.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 Increase / (Decrease)	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 Increase / (Decrease)
Corporate costs	$27	$53
Stock compensation expense	15	69
Property tax and insurance	9	5
Enterprise	6	15
Advertising sales expense	(17)	17
Other	4	2
	$44	$161

Corporate costs increased during the three and nine months ended September 30, 2021 compared to the corresponding prior periods primarily due to higher labor costs. Stock compensation expense increased during the nine months ended September 30, 2021 compared to the corresponding period in 2020 primarily due to changes in certain equity award provisions that result in additional expense at the time of grant. Advertising sales expense decreased during the three months ended September 30, 2021 compared to the corresponding period in 2020 due to lower cost of sales fees driven by lower political revenue offset by higher labor costs.

Depreciation and amortization. Depreciation and amortization expense decreased by $102 million and $234 million during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating (income) expenses, net. The change in other operating (income) expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 Increase / (Decrease)	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 Increase / (Decrease)
Special charges, net	$(36)	$194
(Gain) loss on disposal of assets, net	12	69
	$(24)	$263

See Note 12 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $66 million and $91 million for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The increase in net interest expense is the result of an increase in weighted average debt outstanding of approximately $7.8 billion and $6.3 billion during the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020 offset by reductions in weighted average interest rates. The increase in weighted average debt outstanding is primarily due to the issuance of notes throughout 2020 and 2021 for general corporate purposes including distributions to parent companies for stock buybacks and debt repayments.

Other expenses, net. The change in other expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 Increase / (Decrease)	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 Increase / (Decrease)
Loss on extinguishment of debt (see Note 6)	$(11)	$(23)
Gain (loss) on financial instruments, net (see Note 8)	(133)	78
Net periodic pension benefits (see Note 19)	100	270
Loss on equity investments, net (see Note 3)	4	(162)
	$(40)	$163

See Note 13 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $13 million and $34 million for the three and nine months ended September 30, 2021, respectively, and $10 million and $23 million for the three and nine months ended September 30, 2020, respectively. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member increased from $1.1 billion and $2.5 billion for the three and nine months ended September 30, 2020, respectively, to $1.7 billion and $4.2 billion for the three and nine months ended September 30, 2021, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $337 million and $979 million for the three and nine months ended September 30, 2021, respectively, and $308 million and $927 million for the three and nine months ended September 30, 2020, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to CCO Holdings member	$1,727	$1,073	$4,237	$2,538
Plus: Net income attributable to noncontrolling interest	—	—	1	1
Interest expense, net	1,013	947	2,995	2,904
Income tax expense	13	10	34	23
Depreciation and amortization	2,264	2,366	7,049	7,283
Stock compensation expense	98	83	332	263
Other expenses, net	148	132	535	435
Adjusted EBITDA	$5,263	$4,611	$15,183	$13,447

Net cash flows from operating activities	$4,232	$3,621	$11,927	$10,316
Less: Purchases of property, plant and equipment	(1,861)	(2,014)	(5,536)	(5,352)
Change in accrued expenses related to capital expenditures	74	104	(51)	(70)
Free cash flow	$2,445	$1,711	$6,340	$4,894

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In March 2021, Charter Communications Operating, LLC ("Charter Operating") and Charter Communications Operating Capital Corp. jointly issued $1.5 billion aggregate principal amount of 3.500% senior secured notes due June 2041 at a price of 99.544% of the aggregate principal amount, $1.0 billion aggregate principal amount of 3.900% senior secured notes due June 2052 at a price of 99.951% of the aggregate principal amount and an additional $500 million aggregate principal amount of 3.850% senior secured notes due April 2061 at a price of 94.668% of the aggregate principal amount. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness, including $750 million of CCO Holdings, LLC's ("CCO Holdings") 5.750% notes due February 2026.

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

In August 2021, CCO Holdings and CCO Holdings Capital Corp. jointly issued $2.0 billion of 4.250% senior unsecured notes due January 2034 at par. The net proceeds were used to pay related fees and expenses and for general corporate purposes, including repaying $1.25 billion of CCO Holdings' 5.750% notes due February 2026 and $750 million of CCO Holdings' 5.500% notes due May 2026 as well as distributions to parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units.

In October 2021, Charter Operating and Charter Communications Operating Capital Corp. issued an $1.25 billion aggregate principal amount of 2.250% senior secured notes due January 2029 priced at 99.835% of the aggregate principal amount, $1.35 billion aggregate principal amount of 3.500% senior secured notes due March 2042 at a price of 99.253% of the aggregate principal amount and $1.4 billion aggregate principal amount of 3.950% senior secured notes due June 2062 at a price of 99.186% of the aggregate principal amount. Net proceeds were used to pay related fees and expenses and for general corporate purposes, including distributions to parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units as well as repaying certain indebtedness.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of September 30, 2021 was $87.9 billion, consisting of $11.5 billion of credit facility debt, $52.5 billion of investment grade senior secured notes and $24.0 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our mobile services, we expect an initial funding period to grow a new product as well as negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Further, in 2022, Charter expects to become a meaningful federal cash tax payer as the majority of net operating losses will have been utilized. Free cash flow was $2.4 billion and $6.3 billion for the three and nine months ended September 30, 2021, respectively, and $1.7 billion and $4.9 billion for the three and nine months ended September 30, 2020, respectively. See table below for factors impacting free cash flow during the three and nine months ended September 30, 2021 compared to the corresponding prior periods. As of September 30, 2021, the amount available under our credit facilities was approximately $3.2 billion and cash on hand was approximately $204 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including the expansion of our network such as through our Rural Digital Opportunity Fund ("RDOF") project and participation in other federal, state and municipal programs, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Our leverage ratio was 4.3 times Adjusted EBITDA as of September 30, 2021. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three and nine months ended September 30, 2021, Charter purchased in the public market approximately 3.5 million and 11.5 million shares of Charter Class A common stock, respectively, for approximately $2.7 billion and $7.8 billion, respectively, and during the three and nine months ended September 30, 2020, Charter purchased approximately 5.5 million and 11.9 million shares of Charter Class A common stock, respectively, for approximately $3.3 billion and $6.5 billion, respectively. Since the beginning of its buyback program in September 2016 through September 30, 2021, Charter has purchased in the public market approximately 99.2 million shares of Class A common stock for approximately $42.4 billion.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement with Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”), dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. Charter purchased from Liberty Broadband 1.2 million and 4.0 million shares of Charter Class A common stock for approximately $880 million and $2.6 billion during the three and nine months ended September 30, 2021, respectively. In October 2021, Charter purchased from Liberty Broadband an additional 0.7 million shares of Charter Class A common stock for approximately $561 million.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the "A/N Letter Agreement"), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three and nine months ended September 30, 2021, Charter Holdings purchased from A/N 0.6 million and 2.3 million Charter Holdings common units, respectively, for approximately $410 million and $1.5 billion, respectively, and during the three and nine months ended September 30, 2020, Charter Holdings purchased from A/N 0.6 million and 1.7 million Charter Holdings common units, respectively, for approximately $366 million and $884 million, respectively.

As of September 30, 2021, Charter had remaining board authority to purchase an additional $1.5 billion of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow increased $734 million and $1.4 billion during the three and nine months ended September 30, 2021, respectively, compared to the corresponding prior periods in 2020 due to the following (dollars in millions).

	Three months ended September 30, 2021 compared to three months ended September 30, 2020 Increase / (Decrease)	Nine months ended September 30, 2021 compared to nine months ended September 30, 2020 Increase / (Decrease)
Increase in Adjusted EBITDA	$652	$1,736
Decrease (increase) in capital expenditures	153	(184)
Changes in working capital, excluding change in accrued interest	(102)	(115)
Increase in cash paid for interest, net	(6)	(19)
Other, net	37	28
	$734	$1,446

Free cash flow was reduced by $145 million and $606 million during the three and nine months ended September 30, 2021, respectively, and $265 million and $758 million during the three and nine months ended September 30, 2020, respectively, due to mobile with impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA.

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $322 million, incurred by a single-asset special purpose entity to finance construction of the first building of the new Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by a junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

	CCO Holdings	Charter Operating and Consolidated Subsidiaries	CCO Holdings	Charter Operating and Consolidated Subsidiaries
	September 30, 2021		December 31, 2020
Balance Sheet Data:
Current assets	$—	$3,139	$100	$3,438
Receivables from related party	$36	$—	$43	$—
Noncurrent assets	$—	$137,575	$—	$139,083
Loans receivables to related party	$579	$—	$567	$—
Current liabilities	$285	$11,248	$347	$8,904
Payable to related party	$—	$55	$—	$139
Noncurrent liabilities	$23,880	$64,837	$24,180	$60,885
Loans payable to related party	$—	$1,618	$—	$1,568
Noncontrolling interests	$—	$23	$—	$23

	CCO Holdings	Charter Operating and Consolidated Subsidiaries	CCO Holdings	Charter Operating and Consolidated Subsidiaries
	Nine Months Ended September 30,
	2021		2020
Statement of Operations Data:
Revenue	$—	$38,464	$—	$35,467
Income from operations	$—	$7,510	$—	$5,872
Net income	$4,237	$5,268	$2,538	$3,544

Statement of Cash Flows Data:
Net cash flows from operating activities	$(943)	$12,870	$(873)	$11,189
Net cash flows from investing activities	$17,487	$(5,528)	$6,701	$(5,455)
Net cash flows from financing activities	$(16,644)	$(7,748)	$(6,328)	$(7,468)

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures and Charter Operating credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable entity’s leverage ratio test is met at the time of such distribution. As of September 30, 2021, there was no default under any of these indentures or credit facilities, and each applicable entity met its applicable leverage ratio tests based on September 30, 2021 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company (CCO Holdings) notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $204 million and $710 million in cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

Operating Activities. Net cash provided by operating activities increased $1.6 billion during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in Adjusted EBITDA of $1.7 billion.

Investing Activities. Net cash used in investing activities was $5.5 billion for both the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities. Net cash used in financing activities decreased $190 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to an increase in the amount by which borrowings of long-term debt exceeded repayments offset by distributions to parent companies.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.9 billion and $5.5 billion for the three and nine months ended September 30, 2021, respectively, and $2.0 billion and $5.4 billion for the three and nine months ended September 30, 2020, respectively.  The increase during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase in scalable infrastructure driven by augmentation of network capacity for customer growth and usage, with incremental spending to reclaim network headroom maintained prior to COVID-19. See the table below for more details.

We currently expect 2021 cable capital expenditures to be relatively consistent as a percentage of cable revenue versus 2020. The actual amount of our capital expenditures in 2021 will depend on a number of factors including further spend related to product development and growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $51 million and $70 million for the nine months ended September 30, 2021 and 2020, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2021 and 2020. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer premise equipment (a)	$513	$520	$1,496	$1,501
Scalable infrastructure (b)	375	424	1,223	979
Line extensions (c)	392	439	1,191	1,204
Upgrade/rebuild (d)	178	175	484	459
Support capital (e)	403	456	1,142	1,209
Total capital expenditures	$1,861	$2,014	$5,536	$5,352

Capital expenditures included in total related to:
Commercial services	$353	$358	$1,083	$942
Mobile	$119	$139	$355	$351

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

Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency derivative instruments have maturities of June 2031 and July 2042. We are required to post collateral on the cross-currency derivative instruments when such instruments are in a liability position. In April 2019, we entered into a collateral holiday agreement for 60% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years, as well as a ten year collateral cap on the remaining 40% of the cross-currency swaps which limits the required collateral posting on that 40% of the cross-currency swaps to $150 million. In March 2021, the collateral holiday for 20% of the swaps was extended to November 2022 in consideration for our agreement to post collateral over a threshold amount on that 20% portion of the swaps from March 2021 through October 2021. The fair value of our cross-currency derivatives included in other long-term liabilities on our consolidated balance sheets was $317 million and $184 million as of September 30, 2021 and December 31, 2020, respectively. For more information, see Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements.”

As of September 30, 2021 and December 31, 2020, the weighted average interest rate on credit facility debt was approximately 1.6% and 1.7%, respectively, and the weighted average interest rate on the senior notes was approximately 5.0% and 5.1%, respectively, resulting in a blended weighted average interest rate of 4.5% and 4.7%, respectively. The interest rate on approximately 86% and 87% of the total principal amount of our debt was effectively fixed as of September 30, 2021 and December 31, 2020, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2021 (dollars in millions).

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Debt:
Fixed-Rate	$—	$3,000	$1,500	$1,100	$4,500	$65,468	$75,568	$84,954
Average Interest Rate	—%	4.46%	6.92%	4.50%	4.91%	4.99%	5.00%

Variable Rate	$69	$277	$436	$1,165	$6,858	$3,575	$12,380	$12,354
Average Interest Rate	1.57%	1.62%	2.19%	2.80%	2.93%	3.55%	3.03%

Interest rates on variable-rate debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2021 including applicable bank spread.

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

During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 29, 2021		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 29, 2021		Executive Vice President, Chief Accounting Officer and Controller
S-1

Exhibit Index

Exhibit	Description

10.1
Seventh Supplemental Indenture, dated as of August 16, 2021, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2021).

10.2	Form of 4.250% Senior Notes due 2034 (included in Exhibit 10.1).
10.3
Exchange and Registration Rights Agreement, dated August 16, 2021, relating to the 4.250% Senior Notes due 2034, among CCO Holdings, LLC, CCO Holdings Capital Corp. and Morgan Stanley & Co. LLC, as representative of the several Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2021).

10.4
Amended and Restated Employment Agreement between Charter Communications, Inc. and Chris Winfrey, dated October 19, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 19, 2021).

10.5
Employment Agreement between Charter Communications, Inc. and Jessica Fischer, dated as of February 5, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 19, 2021).

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
101
The following financial information from CCO Holdings, LLC's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, filed with the Securities and Exchange Commission on October 29, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1