Form 10-Q
period 2022-03-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2022-04-29
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of March 31, 2022: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2022

This quarterly report on Form 10-Q is for the three months ended March 31, 2022. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in Part I, Item 1A of our most recent Form 10-K filed with the SEC. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases,” “grow,” “focused on” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report on Form 10-Q, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,142	$321
Accounts receivable, less allowance for doubtful accounts of $161 and $157, respectively	2,483	2,539
Receivables from related party	37	—
Prepaid expenses and other current assets	492	341
Total current assets	5,154	3,201

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $34,791 and $34,108, respectively	33,260	33,327
Customer relationships, net of accumulated amortization of $14,542 and $14,180, respectively	3,699	4,060
Franchises	67,347	67,346
Goodwill	29,563	29,562
Total investment in cable properties, net	133,869	134,295

OTHER NONCURRENT ASSETS	3,209	3,215

Total assets	$142,232	$140,711
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,438	$8,771
Payables to related party	—	1
Current portion of long-term debt	4,543	2,997
Total current liabilities	12,981	11,769

LONG-TERM DEBT	90,679	88,564
LOANS PAYABLE - RELATED PARTY	1,044	1,027
DEFERRED INCOME TAXES	57	57
OTHER LONG-TERM LIABILITIES	3,083	3,067

MEMBER’S EQUITY:
CCO Holdings member's equity	34,365	36,203
Noncontrolling interests	23	24
Total member’s equity	34,388	36,227

Total liabilities and member’s equity	$142,232	$140,711

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2022	2021
REVENUES	$13,198	$12,519

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,158	7,731
Depreciation and amortization	2,286	2,436
Other operating expenses, net	3	304
	10,447	10,471
Income from operations	2,751	2,048

OTHER INCOME (EXPENSES):
Interest expense, net	(1,053)	(981)
Other income, net	24	42
	(1,029)	(939)

Income before income taxes	1,722	1,109
Income tax expense	(13)	(10)
Consolidated net income	$1,709	$1,099

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2021	$36,203	$24	$36,227
Consolidated net income	1,709	—	1,709
Stock compensation expense	147	—	147
Contributions from parent	81	—	81
Distributions to parent	(3,775)	—	(3,775)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2022	$34,365	$23	$34,388

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2020	$47,185	$23	$47,208
Consolidated net income	1,099	—	1,099
Stock compensation expense	134	—	134
Distributions to parent	(4,244)	—	(4,244)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2021	$44,174	$22	$44,196

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,709	$1,099
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,286	2,436
Stock compensation expense	147	134
Noncash interest income, net	(7)	(9)
Other, net	(24)	5
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	56	151
Prepaid expenses and other assets	(169)	(167)
Accounts payable, accrued liabilities and other	(342)	87
Receivables from and payables to related party	(12)	(4)
Net cash flows from operating activities	3,644	3,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,857)	(1,821)
Change in accrued expenses related to capital expenditures	10	(75)
Other, net	(4)	53
Net cash flows from investing activities	(1,851)	(1,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	6,713	5,289
Repayments of long-term debt	(2,954)	(3,164)
Borrowings of loans payable - related parties	—	48
Payments for debt issuance costs	(37)	(22)
Distributions to parent	(3,775)	(4,244)
Contributions from parent	81	—
Distributions to noncontrolling interest	(1)	(1)
Other, net	1	14
Net cash flows from financing activities	28	(2,080)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,821	(191)
CASH AND CASH EQUIVALENTS, beginning of period	321	710
CASH AND CASH EQUIVALENTS, end of period	$2,142	$519

CASH PAID FOR INTEREST	$975	$1,012
CASH PAID FOR TAXES	$2	$2

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.    Organization and Basis of Presentation

Organization

CCO Holdings, LLC (together with its subsidiaries, “CCO Holdings,” or the “Company”) is a leading broadband connectivity company and cable operator. Over an advanced high-capacity, two-way telecommunications network, the Company offers a full range of state-of-the-art residential and business services including Spectrum Internet®, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. The Company also distributes award-winning news coverage, sports and high-quality original programming to its customers through Spectrum Networks and Spectrum Originals.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs and pension benefits. Actual results could differ from those estimates.

Comprehensive income equaled consolidated net income for the three months ended March 31, 2022 and 2021.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accounts payable – trade	$679	$706
Deferred revenue	478	458
Accrued liabilities:
Programming costs	2,117	2,036
Labor	1,034	1,299
Capital expenditures	1,294	1,281
Interest	1,179	1,099
Taxes and regulatory fees	535	533
Operating lease liabilities	243	237
Other	879	1,122
	$8,438	$8,771

3.    Long-Term Debt
A summary of our debt as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$25,150	$25,072	$23,755	$23,950	$23,882	$24,630
Senior secured notes and debentures(a)	59,975	60,398	60,198	56,525	57,011	64,346
Credit facilities(b)	9,804	9,752	9,741	10,723	10,668	10,665
	$94,929	$95,222	$93,694	$91,198	$91,561	$99,641

(a)Includes the Company's £625 million and £650 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) remeasured using the exchange rate at the respective dates.
(b)The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $4.7 billion as of March 31, 2022.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of March 31, 2022 and December 31, 2021 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

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

In March 2022, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.0 billion aggregate principal amount of 4.400% senior secured notes due April 2033 at a price of 99.634% of the aggregate principal amount, $1.5 billion aggregate principal amount of 5.250% senior secured notes due April 2053 at a price of 99.300% of the aggregate principal amount and $1.0 billion aggregate principal amount of 5.500% senior secured notes due April 2063 at a price of 99.255% of the aggregate principal amount. The net proceeds were used for general corporate purposes, including distributions

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

to the Company's parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units, to repay certain indebtedness and to pay related fees and expenses.

Loss on extinguishment of debt of $29 million for the three months ended March 31, 2021 is recorded in other income, net in the consolidated statements of operations and represents the redemption of CCO Holdings notes.

4.    Loans Payable - Related Party

Loans payable - related party as of March 31, 2022 and December 31, 2021 consists of loans from Charter Communications Holding Company, LLC (“Charter Holdco”) to Charter Operating of $753 million and $743 million, respectively, and loans from Charter to Charter Operating of $291 million and $284 million, respectively. Interest accrued at LIBOR plus 1.25% on the loans payable from Charter Holdco and LIBOR plus 2.00% on the loans payable from Charter during the periods ending March 31, 2022 and December 31, 2021.

5.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $326 million and $290 million and is included in other long-term liabilities on its consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

The effect of financial instruments are recorded in other income, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended March 31,
	2022	2021
Change in fair value of cross-currency derivative instruments	$(36)	$63
Foreign currency remeasurement of Sterling Notes to U.S. dollars	50	(15)
Gain on financial instruments, net	$14	$48

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

6.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended March 31,
	2022	2021
Internet	$5,452	$5,086
Video	4,346	4,344
Voice	391	399
Residential revenue	10,189	9,829

Small and medium business	1,059	1,012
Enterprise	661	638
Commercial revenue	1,720	1,650

Advertising sales	383	344
Mobile	690	492
Other	216	204
	$13,198	$12,519

As of March 31, 2022 and December 31, 2021, accounts receivable, net on the consolidated balance sheets includes approximately $392 million and $391 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $209 million and $189 million of noncurrent equipment installment plan receivables, respectively.

7.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2022	2021
Programming	$2,977	$2,988
Regulatory, connectivity and produced content	556	600
Costs to service customers	1,899	1,804
Marketing	826	751
Mobile	760	572
Other	1,140	1,016
	$8,158	$7,731

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company. Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and SMB customers, including internal and third-party labor for the non-capitalizable portion of installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential residential and commercial customers including labor costs. Mobile costs represent costs associated with the Company's mobile service such as device and service

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

costs, marketing, sales and commissions, retail stores, personnel costs, taxes, among others. Other includes corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax and insurance expense and stock compensation expense, among others.

8.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2022	2021
Special charges, net	$3	$257
Loss on disposal of assets, net	—	47
	$3	$304

Special charges, net

Special charges, net primarily includes net amounts of litigation settlements, including the $220 million settlement with Sprint Communications Company L.P. (“Sprint”) and T-Mobile USA, Inc. ("T-Mobile") for the three months ended March 31, 2021 discussed in Note 11, and employee termination costs.

Loss on disposal of assets, net

Loss on disposal of assets, net represents the net (gain) loss recognized on the sales and disposals of fixed assets.

9.     Other Income, Net

Other income, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2022	2021
Loss on extinguishment of debt (see Note 3)	$—	$(29)
Gain on financial instruments, net (see Note 5)	14	48
Net periodic pension benefits	17	18
Gain (loss) on equity investments, net	(7)	5
	$24	$42

10.     Stock Compensation Plans

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2022	2021
Stock options	1,372,400	1,225,000
Restricted stock units	423,600	345,100

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

As of March 31, 2022, total unrecognized compensation remaining to be recognized in future periods totaled $380 million for stock options, $0.2 million for restricted stock and $378 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, one month for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $147 million and $134 million for the three months ended March 31, 2022 and 2021, respectively, which is included in operating costs and expenses.

11.     Contingencies

Sprint filed a patent suit against Charter and Bright House Networks, LLC ("Bright House") on December 2, 2017 in the United States District Court for the District of Delaware. The Company brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology and a similar suit against T-Mobile in the United States District Court for the Western District of Texas.

Sprint filed a subsequent patent suit against Charter on May 17, 2018. On February 18, 2020, Sprint filed a lawsuit against Charter, Bright House and Time Warner Cable Inc. in the United States District Court for the District of Kansas alleging that Charter misappropriated trade secrets from Sprint years ago through employees hired by Bright House. Charter, T-Mobile and Sprint have reached a settlement of all of the foregoing suits that resulted in a payment of $220 million in 2022 by Charter to T-Mobile, and all of the cases have been dismissed with prejudice.

The Company and its parent companies are defendants or co-defendants in several lawsuits involving alleged infringement of various intellectual property relating to various aspects of their businesses. Other industry participants are also defendants in certain of these cases or related cases. In the event that a court ultimately determines that the Company infringes on any intellectual property, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

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

Overview

In 2022, we remain focused on driving customer relationship growth. We continue to see lower customer move rates and switching behavior among providers, which has reduced our selling opportunities. Our rural construction initiative is underway which we expect to expand our footprint by approximately 1 million homes and businesses over the next six years. We continue to evolve our network to provide increased Internet speeds and reliability with a minimum speed of 200 megabits per second now offered to new customers in 100% of our footprint with continued investment in our products and customer service platforms. We continue to invest in our ability to provide a differentiated Internet connectivity experience for our mobile and fixed Internet customers with the availability of Advanced Home WiFi and over 500,000 out of home WiFi access points across our footprint. In addition, we continue to work towards the construction of our own 5G mobile data-only network leveraging the Citizens Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”) purchased in 2020. By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and attract more spend on additional products for our existing customers. In the first quarter of 2022, we added 373,000 mobile lines driven by Spectrum Mobile multi-line pricing introduced in late 2021 and we added 185,000 Internet customers.

We believe Spectrum-branded mobile services will drive higher sales of our core products, create longer customer lives and increase profitability and cash flow over time. As a result of growth costs associated with our new mobile product line, we cannot be certain that we will be able to grow revenues or maintain our margins at recent historical rates. During the three months ended March 31, 2022 and 2021, our mobile product line increased revenues by $690 million and $492 million, respectively, reduced Adjusted EBITDA by approximately $70 million and $80 million, respectively, and reduced free cash flow by approximately $290 million and $184 million, respectively. Mobile Adjusted EBITDA may continue to be negative primarily as a result of growth-related sales and marketing and other customer acquisition costs for mobile services, and depending on the pace of that growth. We also expect to continue to see negative free cash flow from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans and capital expenditures related to CBRS build-out.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2022	2021	% Change
Revenues	$13,198	$12,519	5.4%
Adjusted EBITDA	$5,187	$4,922	5.4%
Income from operations	$2,751	$2,048	34.3%

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

Growth in total revenue was primarily due to growth in our residential Internet, mobile and commercial customers and price adjustments. Adjusted EBITDA and income from operations growth was impacted by growth in revenue and increases in operating costs and expenses, primarily mobile and other.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of March 31, 2022 and 2021 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2022 (a)	2021 (a)
Customer Relationships (b)
Residential	30,035	29,361
Small and Medium Business ("SMB")	2,163	2,071
Total Customer Relationships	32,198	31,432

Monthly Residential Revenue per Residential Customer (c)	$113.28	$112.18
Monthly SMB Revenue per SMB Customer (d)	$163.96	$163.79

Internet
Residential	28,301	27,357
SMB	1,973	1,877
Total Internet Customers	30,274	29,234

Video
Residential	15,093	15,483
SMB	628	579
Total Video Customers	15,721	16,062

Voice
Residential	8,465	9,113
SMB	1,288	1,238
Total Voice Customers	9,753	10,351

Mobile Lines (e)
Residential	3,805	2,605
SMB	132	70
Total Mobile Lines	3,937	2,675

Enterprise Primary Service Units ("PSUs") (f)	274	261

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of March 31, 2022 and 2021, customers include approximately 164,900 and 125,100 customers, respectively, whose accounts were over 60 days past due, approximately 51,600 and 26,500 customers, respectively, whose accounts were over 90 days past due and approximately 74,800 and 20,000 customers, respectively, whose accounts were over 120 days past due. The increase in past due accounts is predominately due to pre-existing balances for customers participating in government assistance programs through which a customer’s monthly payment is subsidized by the federal government.
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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Revenues	$13,198	$12,519

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,158	7,731
Depreciation and amortization	2,286	2,436
Other operating expenses, net	3	304
	10,447	10,471
Income from operations	2,751	2,048

Other Income (Expenses):
Interest expense, net	(1,053)	(981)
Other income, net	24	42
	(1,029)	(939)

Income before income taxes	1,722	1,109
Income tax expense	(13)	(10)
Consolidated net income	$1,709	$1,099

Revenues. Total revenues grew $679 million for the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to increases in the number of residential Internet, mobile and commercial customers and price adjustments.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2022	2021	% Change
Internet	$5,452	$5,086	7.2%
Video	4,346	4,344	0.1%
Voice	391	399	(2.1)%
Residential revenue	10,189	9,829	3.7%

Small and medium business	1,059	1,012	4.6%
Enterprise	661	638	3.7%
Commercial revenue	1,720	1,650	4.3%

Advertising sales	383	344	11.5%
Mobile	690	492	40.2%
Other	216	204	5.6%
	$13,198	$12,519	5.4%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2022 compared to three months ended March 31, 2021 Increase / (Decrease)
Increase in average residential Internet customers	$196
Increase related to rate and product mix changes	170
$366

Residential Internet customers grew by 944,000 customers from March 31, 2021 to March 31, 2022. The increase related to rate and product mix was primarily due to reduced bundle discounts and promotional roll-off.

Video revenues consist primarily of revenues from basic and digital video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The increase in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2022 compared to three months ended March 31, 2021 Increase / (Decrease)
Increase related to rate and product mix changes	$114
Decrease in average residential video customers	(112)
$2

The increase related to rate and product mix was primarily due to price adjustments and promotional roll-off and was partly offset by a higher mix of lower cost video packages within our video customer base. Residential video customers decreased by 390,000 from March 31, 2021 to March 31, 2022.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2022 compared to three months ended March 31, 2021 Increase / (Decrease)
Decrease in average residential voice customers	$(27)
Increase related to rate	19
$(8)

Residential wireline voice customers decreased by 648,000 customers from March 31, 2021 to March 31, 2022.

The increase in SMB revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2022 compared to three months ended March 31, 2021 Increase / (Decrease)
Increase in SMB customers	$46
Increase related to rate and product mix changes	1
$47

SMB customers grew by 92,000 from March 31, 2021 to March 31, 2022.

Enterprise revenues increased $23 million during the three months ended March 31, 2022, respectively, compared to the corresponding period in 2021 primarily due to an increase in Internet PSUs offset by lower wholesale PSUs. Enterprise PSUs increased 13,000 from March 31, 2021 to March 31, 2022.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $39 million during the three months ended March 31, 2022 as compared to the corresponding period in 2021 primarily due to an increase in political revenue and advanced advertising revenue.

During the three months ended March 31, 2022 and 2021, mobile revenues included approximately $292 million and $228 million of device revenues, respectively, and approximately $398 million and $264 million of service revenues, respectively. The increases in revenues are a result of an increase of 1,262,000 mobile lines from March 31, 2021 to March 31, 2022.

Other revenues consist of revenue from regional sports and news channels (excluding intercompany charges or advertising sales on those channels), home shopping, processing fees, video device sales, wire maintenance fees and other miscellaneous revenues. Other revenues increased $12 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to subsidy revenue related to our rural construction initiative and an increase in processing fees offset by a decrease in sales of video devices.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2022 compared to three months ended March 31, 2021 Increase / (Decrease)
Programming	$(11)
Regulatory, connectivity and produced content	(44)
Costs to service customers	95
Marketing	75
Mobile	188
Other	124
$427

Programming costs were approximately $3.0 billion for each of the three months ended March 31, 2022 and 2021 representing 36% and 39% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer customers and a higher mix of lower cost video packages within our video customer base along with favorable one-time impacts offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. We expect programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming. We have been unable to fully pass these increases on to our customers and do not expect to be able to do so in the future without a potential loss of customers.

Regulatory, connectivity and produced content decreased $44 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to lower sports rights costs as a result of more basketball games during the three months ended March 31, 2021 as compared to 2022 as the prior period had additional games due to the delayed start of the 2020 - 2021 NBA season as of result of COVID-19 as well as lower costs of video devices sold to customers and regulatory pass-through fees.

Costs to service customers increased $95 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to unusually low bad debt in the first quarter of 2021 which benefited from government stimulus packages, higher labor costs associated with our commitment to a minimum $20 per hour wage in 2022, and higher health benefit and fuel costs.

Marketing increased $75 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to higher labor costs driven by the wage rate increase mentioned above and insourcing of inbound sales and retention call centers.

Mobile costs of $760 million and $572 million for the three months ended March 31, 2022 and 2021, respectively, were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increase is attributable to an increase in the number of mobile lines.

The increase in other expense is attributable to the following (dollars in millions):

Three months ended March 31, 2022 compared to three months ended March 31, 2021 Increase / (Decrease)
Corporate costs	$68
Advertising sales expense	19
Stock compensation expense	13
Enterprise	11
Other	13
$124

Corporate costs increased during the three months ended March 31, 2022 compared to the corresponding prior period primarily due to higher labor costs including a non-recurring favorable adjustment to bonuses related to COVID-19 during the three months ended March 31, 2021.

Depreciation and amortization. Depreciation and amortization expense decreased by $150 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

Three months ended March 31, 2022 compared to three months ended March 31, 2021 Increase / (Decrease)
Special charges, net	$(254)
Loss on disposal of assets, net	(47)
$(301)

See Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $72 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase in net interest expense is the result of an increase in weighted average debt outstanding of approximately $9.4 billion during the three months ended March 31, 2022 compared to the corresponding period in 2021 offset by reductions in weighted average interest rates. The increase in weighted average debt outstanding is primarily due to the issuance of notes throughout 2021 and 2022 for general corporate purposes including distributions to parent companies for stock buybacks and debt repayments.

Other income, net. The change in other income, net is attributable to the following (dollars in millions):

Three months ended March 31, 2022 compared to three months ended March 31, 2021 Increase / (Decrease)
Loss on extinguishment of debt (see Note 3)	$29
Gain on financial instruments, net (see Note 5)	(34)
Net periodic pension benefits	(1)
Gain (loss) on equity investments, net	(12)
$(18)

See Note 9 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $13 million and $10 million for the three months ended March 31, 2022 and 2021, respectively.

Consolidated net income. Consolidated net income increased from $1.1 billion for the three months ended March 31, 2021 to $1.7 billion for the three months ended March 31, 2022 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $342 million and $277 million for the three months ended March 31, 2022 and 2021, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to consolidated net income and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Consolidated net income	$1,709	$1,099
Plus: Interest expense, net	1,053	981
Income tax expense	13	10
Depreciation and amortization	2,286	2,436
Stock compensation expense	147	134
Other (income) expenses, net	(21)	262
Adjusted EBITDA	$5,187	$4,922

Net cash flows from operating activities	$3,644	$3,732
Less: Purchases of property, plant and equipment	(1,857)	(1,821)
Change in accrued expenses related to capital expenditures	10	(75)
Free cash flow	$1,797	$1,836

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In March 2022, Charter Communications Operating, LLC ("Charter Operating") and Charter Communications Operating Capital Corp. jointly issued $1.0 billion aggregate principal amount of 4.400% senior secured notes due April 2033 at a price of 99.634% of the aggregate principal amount, $1.5 billion aggregate principal amount of 5.250% senior secured notes due April 2053 at a price of 99.300% of the aggregate principal amount and $1.0 billion aggregate principal amount of 5.500% senior secured notes due April 2063 at a price of 99.255% of the aggregate principal amount. The net proceeds were used for general corporate purposes, including distributions to parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units, to repay certain indebtedness and to pay related fees and expenses.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of March 31, 2022 was $94.9 billion, consisting of $9.8 billion of credit facility debt, $60.0 billion of investment grade senior secured notes and $25.2 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our market penetration of our mobile product, we will continue to experience negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Further, in 2022, Charter has become a meaningful federal cash tax payer as the majority of their net operating losses have been utilized which will be funded by distributions from us. Free cash flow was $1.8 billion for both the three months ended March 31, 2022 and 2021. See table below for factors impacting free cash flow during the three months ended March 31, 2022 compared to the corresponding prior period. As of March 31, 2022, the amount available under our credit facilities was approximately $4.7 billion and cash on hand was approximately $2.1 billion. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Our leverage ratio was 4.4 times Adjusted EBITDA as of March 31, 2022. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three months ended March 31, 2022 and 2021, Charter purchased in the public market approximately 4.4 million and 4.7 million shares of Charter Class A common stock, respectively, for approximately $2.6 billion and $3.0 billion, respectively. Since the beginning of its buyback program in September 2016 through March 31, 2022, Charter has purchased in the public market approximately 131.6 million shares of Class A common stock and Charter Holdings common units for approximately $60.4 billion, including purchases from Liberty Broadband and A/N discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. Charter purchased from Liberty Broadband 1.0 million and 0.8 million shares of Charter Class A common stock for approximately $602 million and $518 million during the three months ended March 31, 2022 and 2021, respectively. In April 2022, Charter purchased from Liberty Broadband an additional 0.9 million shares of Charter Class A common stock for approximately $491 million.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the "A/N Letter Agreement"), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three months ended March 31, 2022 and 2021, Charter Holdings purchased from A/N 0.7 million and 0.8 million Charter Holdings common units, respectively, for approximately $416 million and $507 million, respectively.

As of March 31, 2022, Charter had remaining board authority to purchase an additional $1.2 billion of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow decreased $39 million during the three months ended March 31, 2022 compared to the corresponding prior period in 2021 due to the following (dollars in millions):

Three months ended March 31, 2022 compared to three months ended March 31, 2021 Increase / (Decrease)
Changes in working capital, excluding change in accrued interest	$(119)
Increase in capital expenditures	(36)
Increase in cash paid for taxes, net	(1)
Increase in Adjusted EBITDA	265
Decrease in cash paid for interest, net	38
Other, net	(186)
$(39)

Free cash flow was reduced by $290 million and $184 million during the three months ended March 31, 2022 and 2021, respectively due to mobile impacts negatively affecting working capital, capital expenditures and Adjusted EBITDA. Other, net includes the payment of a previously recorded litigation settlement. See Note 11 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $317 million, incurred by a single-asset special purpose entity to finance construction of the first building of the new Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

See Note 9 to the consolidated financial statements contained in our 2021 Annual Report on Form 10-K for further details about the terms, conditions and other factors that may affect payments to holders and the collateral arrangements of the Guaranteed and Secured Debt.

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

	CCO Holdings	Charter Operating and Consolidated Subsidiaries	CCO Holdings	Charter Operating and Consolidated Subsidiaries
	March 31, 2022		December 31, 2021
Balance Sheet Data:
Current assets	$250	$4,867	$—	$3,201
Receivables from related party	$30	$7	$37	$—
Noncurrent assets	$—	$137,078	$—	$137,510
Loans receivable from related party	$588	$—	$579	$—
Current liabilities	$795	$12,186	$307	$11,461
Payable to related party	$—	$—	$—	$38
Noncurrent liabilities	$24,573	$69,246	$23,882	$67,806
Loans payable to related party	$—	$1,632	$—	$1,606
Noncontrolling interests	$—	$23	$—	$24

	CCO Holdings	Charter Operating and Consolidated Subsidiaries	CCO Holdings	Charter Operating and Consolidated Subsidiaries
	Three Months Ended March 31,
	2022		2021
Statement of Operations Data:
Revenue	$—	$13,198	$—	$12,519
Income from operations	$—	$2,751	$—	$2,048
Net income	$1,709	$2,002	$1,099	$1,425

Statement of Cash Flows Data:
Net cash flows from operating activities	$(304)	$3,948	$(354)	$4,086
Net cash flows from investing activities	$3,061	$(1,851)	$5,369	$(1,843)
Net cash flows from financing activities	$(2,507)	$(526)	$(5,115)	$(2,334)

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures and Charter Operating credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable entity’s leverage ratio test is met at the time of such distribution. As of March 31, 2022, there was no default under any of these indentures or credit facilities, and each applicable entity met its applicable leverage ratio tests based on March 31, 2022 financial results. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company (CCO Holdings) notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $2.1 billion and $321 million in cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Operating Activities. Net cash provided by operating activities decreased $88 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the payment of a previously recorded litigation settlement of $220 million and changes in working capital, excluding the change in accrued interest and accrued expenses related to capital expenditures, that used $204 million more cash offset by an increase in Adjusted EBITDA of $265 million.

Investing Activities. Net cash used in investing activities remained relatively consistent during the three months ended March 31, 2022 compared to the corresponding period in 2021.

Financing Activities. Net cash provided by financing activities increased $2.1 billion during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to an increase in the amount by which borrowings of long-term debt exceeded repayments as well as a decrease in distributions to parent companies.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.9 billion and $1.8 billion for the three months ended March 31, 2022 and 2021, respectively.  The increase was primarily due to an increase in line extensions, partly offset by decreases in support capital, scalable infrastructure and customer premise equipment. The increase in line extensions was due to continued network expansion, including to rural areas. See the table below for more details.

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

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased by $10 million and decreased by $75 million for the three months ended March 31, 2022 and 2021, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2022 and 2021. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Customer premise equipment (a)	$469	$489
Scalable infrastructure (b)	371	411
Line extensions (c)	542	399
Upgrade/rebuild (d)	146	145
Support capital (e)	329	377
Total capital expenditures	$1,857	$1,821

Capital expenditures included in total related to:
Commercial services	$365	$333
Mobile	$74	$112
Rural construction initiative (f)	$232	$—

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
(f)The rural construction initiative subcategory includes expenditures associated with our Rural Construction Initiative (for which separate reporting was initiated in 2022), excluding customer premise equipment and installation.

Recently Issued Accounting Standards

See Note 22 to the Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of recently issued accounting standards. There have been no material changes from the recently issued accounting standards described in our Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of notes issued during the three months ended March 31, 2022.

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

During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 11 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for Legal Proceedings.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: April 29, 2022		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: April 29, 2022		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

10.1
Twenty-Second Supplemental Indenture, dated as of March 15, 2022, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 15, 2022).

10.2	Form of 4.400% Senior Notes due 2033 (included in Exhibit 10.1).
10.3	Form of 5.250% Senior Notes due 2053 (included in Exhibit 10.1).
10.4	Form of 5.500% Senior Notes due 2063 (included in Exhibit 10.1).
22.1	Issuers and Guarantors of Guaranteed Securities and Affiliate Securities Pledged as Collateral.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from CCO Holdings, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed with the Securities and Exchange Commission on April 29, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1