Form 10-Q
period 2023-06-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2023-07-28
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of June 30, 2023: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2023

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2023. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$292	$392
Accounts receivable, less allowance for doubtful accounts of $245 and $219, respectively	2,827	2,869
Prepaid expenses and other current assets	533	402
Total current assets	3,652	3,663

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $35,958 and $36,035, respectively	36,670	35,147
Customer relationships, net of accumulated amortization of $16,046 and $15,478, respectively	2,222	2,772
Franchises	67,396	67,363
Goodwill	29,672	29,563
Total investment in cable properties, net	135,960	134,845

OTHER NONCURRENT ASSETS	4,359	4,259

Total assets	$143,971	$142,767
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,298	$9,735
Payables to related party	—	11
Current portion of long-term debt	1,999	1,510
Total current liabilities	11,297	11,256

LONG-TERM DEBT	95,971	96,093
DEFERRED INCOME TAXES	54	54
OTHER LONG-TERM LIABILITIES	3,331	3,471

MEMBER’S EQUITY:
CCO Holdings member's equity	33,294	31,868
Noncontrolling interests	24	25
Total member’s equity	33,318	31,893

Total liabilities and member’s equity	$143,971	$142,767

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES	$13,659	$13,598	$27,312	$26,796

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,357	8,215	16,896	16,373
Depreciation and amortization	2,164	2,233	4,363	4,519
Other operating income, net	(55)	(61)	(44)	(58)
	10,466	10,387	21,215	20,834
Income from operations	3,193	3,211	6,097	5,962

OTHER INCOME (EXPENSES):
Interest expense, net	(1,290)	(1,103)	(2,546)	(2,156)
Other income (expenses), net	(73)	19	(177)	43
	(1,363)	(1,084)	(2,723)	(2,113)

Income before income taxes	1,830	2,127	3,374	3,849
Income tax expense	(15)	(12)	(29)	(25)
Consolidated net income	1,815	2,115	3,345	3,824
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net income attributable to CCO Holdings member	$1,814	$2,114	$3,344	$3,823

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2022	$31,868	$25	$31,893
Consolidated net income	1,530	—	1,530
Stock compensation expense	208	—	208
Distributions to parent	(1,094)	—	(1,094)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2023	32,512	23	32,535
Consolidated net income	1,814	1	1,815
Stock compensation expense	168	—	168
Contributions from parent	1	—	1
Distributions to parent	(1,201)	—	(1,201)
BALANCE, June 30, 2023	$33,294	$24	$33,318

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2021	$36,203	$24	$36,227
Consolidated net income	1,709	—	1,709
Stock compensation expense	147	—	147
Contributions from parent	81	—	81
Distributions to parent	(3,775)	—	(3,775)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2022	34,365	23	34,388
Consolidated net income	2,114	1	2,115
Stock compensation expense	104	—	104
Contributions from parent	5	—	5
Distributions to parent	(4,307)	—	(4,307)
BALANCE, June 30, 2022	$32,281	$24	$32,305

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,345	$3,824
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	4,363	4,519
Stock compensation expense	376	251
Noncash interest, net	(6)	(15)
Other, net	175	(96)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	42	(194)
Prepaid expenses and other assets	(357)	(114)
Accounts payable, accrued liabilities and other	(438)	(417)
Receivables from and payables to related party	(9)	(13)
Net cash flows from operating activities	7,491	7,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,298)	(4,050)
Change in accrued expenses related to capital expenditures	(4)	128
Other, net	(282)	(221)
Net cash flows from investing activities	(5,584)	(4,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	11,048	16,631
Repayments of long-term debt	(10,735)	(11,947)
Payments for debt issuance costs	(18)	(57)
Repayments of loans payable - related parties, net	(3)	(281)
Distributions to parent	(2,295)	(8,082)
Contributions from parent	1	86
Distributions to noncontrolling interest	(2)	(1)
Other, net	(3)	(17)
Net cash flows from financing activities	(2,007)	(3,668)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(100)	(66)
CASH AND CASH EQUIVALENTS, beginning of period	392	321
CASH AND CASH EQUIVALENTS, end of period	$292	$255

CASH PAID FOR INTEREST	$2,418	$2,136
CASH PAID FOR TAXES	$22	$34

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

Comprehensive income equaled net income attributable to CCO Holdings member for the three and six months ended June 30, 2023 and 2022.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts payable – trade	$726	$914
Deferred revenue	522	511
Accrued liabilities:
Programming costs	1,865	1,914
Labor	1,058	1,306
Capital expenditures	1,783	1,792
Interest	1,299	1,165
Taxes and regulatory fees	486	512
Operating lease liabilities	258	261
Other	1,301	1,360
	$9,298	$9,735

3.    Long-Term Debt
A summary of our debt as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,161	$23,303	$26,650	$26,567	$22,426
Senior secured notes and debentures(a)	55,919	56,272	46,951	56,841	57,213	46,905
Credit facilities(b)	14,591	14,537	14,203	13,877	13,823	13,467
	$97,760	$97,970	$84,457	$97,368	$97,603	$82,798

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $794 million and $755 million as of June 30, 2023 and December 31, 2022, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $825 million and $786 million as of June 30, 2023 and December 31, 2022, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $3.2 billion as of June 30, 2023.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of June 30, 2023 and December 31, 2022 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

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

As of July 1, 2023, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, ceased publishing remaining U.S. Dollar LIBOR rates. The Charter Operating senior secured floating rate notes due 2024 (the "Floating Rate Notes") used LIBOR as a benchmark for establishing the interest rate of the Floating Rate Notes. As of July 1, 2023, SOFR is being used as the benchmark replacement for calculations of the amount of interest payable on the Floating Rate Notes with respect to interest periods with interest determination dates occurring after June 30, 2023.

Losses on extinguishment of debt are recorded in other income (expenses), net in the consolidated statements of operations and for the three and six months ended June 30, 2022 was $3 million as a result of the Charter Operating credit facility refinancing and Charter Operating notes redemption.

4.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $522 million and $570 million and is included in other long-term liabilities on its consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

The effect of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in fair value of cross-currency derivative instruments	$43	$(124)	$48	$(160)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(46)	125	(78)	175
Gain (loss) on financial instruments, net	$(3)	$1	$(30)	$15

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

5.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Internet	$5,733	$5,562	$11,451	$11,014
Video	4,188	4,484	8,442	8,830
Voice	365	398	738	789
Mobile service	539	415	1,036	802
Residential revenue	10,825	10,859	21,667	21,435

Small and medium business	1,094	1,092	2,185	2,162
Enterprise	690	669	1,372	1,330
Commercial revenue	1,784	1,761	3,557	3,492

Advertising sales	384	460	739	843
Other	666	518	1,349	1,026
	$13,659	$13,598	$27,312	$26,796

As of June 30, 2023 and December 31, 2022, accounts receivable, net on the consolidated balance sheets includes approximately $650 million and $577 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $456 million and $261 million of noncurrent equipment installment plan receivables, respectively.

6.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Programming	$2,740	$2,972	$5,539	$5,949
Other costs of revenue	1,367	1,185	2,695	2,293
Costs to service customers	2,069	1,997	4,164	3,956
Sales and marketing	895	864	1,841	1,744
Other expense	1,286	1,197	2,657	2,431
	$8,357	$8,215	$16,896	$16,373

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, video, voice and mobile services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Costs to service customers include costs related to field operations, network operations and customer operations for the Company’s products, including mobile, sold to non-bulk residential and small and medium business ("SMB") customers including internal and third-party labor for the non-capitalizable portion of installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Sales and marketing costs represent the costs of selling and marketing our Internet, video, voice and mobile services to current and potential non-bulk residential and SMB customers, including labor cost. Other expense includes indirect costs associated with

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

the Company’s Spectrum Enterprise, Spectrum Reach and Spectrum Networks businesses, including sales and marketing and bad debt expenses as well as costs associated with selling to and servicing bulk properties. Other expense also includes corporate overhead and stock compensation expense, among others.

7.     Other Operating Income, Net

Other operating income, net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Special charges, net	$(49)	$(62)	$(38)	$(59)
(Gain) loss on disposal of assets, net	(6)	1	(6)	1
	$(55)	$(61)	$(44)	$(58)

Special charges, net primarily includes net amounts of litigation settlements and employee termination costs.

8.     Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss on extinguishment of debt (see Note 3)	$—	$(3)	$—	$(3)
Gain (loss) on financial instruments, net (see Note 4)	(3)	1	(30)	15
Net periodic pension benefits	1	17	3	34
Gain (loss) on equity investments, net	(71)	4	(150)	(3)
	$(73)	$19	$(177)	$43

Loss on equity investments, net for the three and six months ended June 30, 2023 is primarily related to our joint venture in Xumo, a next generation streaming platform jointly owned with Comcast Corporation.

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	21,500	32,000	4,257,200	1,404,400
Restricted stock	10,300	6,800	10,300	6,800
Restricted stock units	21,500	19,500	1,535,900	443,100

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As of June 30, 2023, total unrecognized compensation remaining to be recognized in future periods totaled $555 million for stock options, $3 million for restricted stock and $610 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years for stock options, ten months for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $168 million and $376 million for the three and six months ended June 30, 2023, respectively, and $104 million and $251 million for the three and six months ended June 30, 2022, respectively, which is included in operating costs and expenses.

10.    Contingencies

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, Time Warner Cable Inc., Advance/Newhouse Partnership's, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Charter and its board of directors, alleged that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. On January 12, 2023, the parties reached a tentative agreement to settle the lawsuit. The court approved the settlement at a fairness hearing on June 22, 2023, resulting in a net payment to Charter on June 26, 2023 and the dismissal of the lawsuit.

In the previously disclosed lawsuit of William Goff, as Personal Representative of Betty Jo McClain Thomas, deceased, et al. v. Roy James Holden, Jr. and Charter Communications, LLC, Case No. CC-20-01579-E, in County Court at Law No. 5 for Dallas County, Texas, the settlement was finalized and paid, and the case was dismissed on June 22, 2023.

The Company is a defendant or co-defendant in several lawsuits involving alleged infringement of various intellectual property relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases or related cases. In the event that a court ultimately determines that the Company infringes on any intellectual property, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

The Company is party to other lawsuits, claims and regulatory inquiries that arise in the ordinary course of conducting its business. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company’s reputation.

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

Overview

During the second quarter of 2023, we added 648,000 mobile lines, 77,000 Internet customers and 17,000 residential and small and medium business ("SMB") customer relationships, which excludes mobile-only customer relationships. Our mobile line and Internet customer growth in the second quarter were supported by our Spectrum One offering, which brings together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package. We are beginning to see benefits from the targeted investments we are making in employee wages and benefits inside of our operations to build employee skill sets and tenure, as well as the continued investments in digitization of our customer service platforms and proactive maintenance, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

We spent $541 million and $932 million on our subsidized rural construction initiative during the three and six months ended June 30, 2023, respectively. We expect that over time, our subsidized rural construction initiative will support customer growth, and we activated approximately 68,000 and 112,000 subsidized rural passings in the three and six months ended June 30, 2023, respectively. In addition, we continue to evolve and upgrade our network to provide higher Internet speeds and reliability and invest in our products and customer service platforms. We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint, and over the next three years, we plan to upgrade our network to provide multi-gigabit speeds. Our Advanced WiFi, a managed WiFi service that provides customers an optimized home network while providing greater control of their connected devices with enhanced security and privacy, is available to all Internet customers. We continue to invest in our ability to provide a differentiated Internet connectivity experience for our mobile and fixed Internet customers with increasing availability of out-of-home WiFi access points across our footprint. In addition, we continue to work towards the construction of our own 5G mobile data-only network leveraging our Citizen Broadband Radio Service ("CBRS") Priority Access Licenses. By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and capture more spend on additional products for our existing customers.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Revenues	$13,659	$13,598	0.5%	$27,312	$26,796	1.9%
Adjusted EBITDA	$5,470	$5,487	(0.3)%	$10,792	$10,674	1.1%
Income from operations	$3,193	$3,211	(0.6)%	$6,097	$5,962	2.3%

Adjusted EBITDA is defined as net income attributable to CCO Holdings member plus net income attributable to noncontrolling interest, interest expense, net, income taxes, depreciation and amortization, stock compensation expense, other income (expenses), net and other operating (income) expenses, net, such as special charges and (gain) loss on sale or retirement of assets. See “Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Growth in total revenue was primarily due to growth in residential Internet customers and residential mobile lines partly offset by lower residential video and advertising sales revenues. Changes in Adjusted EBITDA and income from operations were impacted by growth in revenue and increases in operating costs and expenses, primarily other costs of revenue and costs to service customers partly offset by a decrease in programming expense.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of June 30, 2023 and 2022 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2023 (a)	2022 (a)
Customer Relationships (b)
Residential	30,009	29,942
SMB	2,219	2,182
Total Customer Relationships	32,228	32,124

Monthly Residential Revenue per Residential Customer (c)	$120.25	$120.61
Monthly SMB Revenue per SMB Customer (d)	$164.56	$167.47

Internet
Residential	28,549	28,259
SMB	2,037	1,994
Total Internet Customers	30,586	30,253

Video
Residential	14,071	14,853
SMB	635	642
Total Video Customers	14,706	15,495

Voice
Residential	7,248	8,200
SMB	1,294	1,287
Total Voice Customers	8,542	9,487

Mobile Lines (e)
Residential	6,410	4,134
SMB	216	147
Total Mobile Lines	6,626	4,281

Enterprise Primary Service Units ("PSUs") (f)	294	277

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of June 30, 2023 and 2022, customers include approximately 128,600 and 154,500 customers, respectively, whose accounts were over 60 days past due, approximately 47,000 and 45,800 customers, respectively, whose accounts were over 90 days past due and approximately 229,200 and 97,200 customers, respectively, whose accounts were over 120 days past due. Bad debt expense associated with these past due accounts has been reflected in our consolidated statements of operations. The increase in accounts past due more than 120 days is predominately due to pre-existing and incremental unsubsidized amounts of customers’ bills for those customers participating in government assistance programs, including video services. These customers are downgraded to a fully subsidized Internet-only service.
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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$13,659	$13,598	$27,312	$26,796

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,357	8,215	16,896	16,373
Depreciation and amortization	2,164	2,233	4,363	4,519
Other operating income, net	(55)	(61)	(44)	(58)
	10,466	10,387	21,215	20,834
Income from operations	3,193	3,211	6,097	5,962

Other Income (Expenses):
Interest expense, net	(1,290)	(1,103)	(2,546)	(2,156)
Other income (expenses), net	(73)	19	(177)	43
	(1,363)	(1,084)	(2,723)	(2,113)

Income before income taxes	1,830	2,127	3,374	3,849
Income tax expense	(15)	(12)	(29)	(25)
Consolidated net income	1,815	2,115	3,345	3,824
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)

Net income attributable to CCO Holdings member	$1,814	$2,114	$3,344	$3,823

Revenues. Total revenues grew $61 million and $516 million for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to growth in residential Internet customers and residential mobile lines partly offset by lower residential video and advertising sales revenues.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Internet	$5,733	$5,562	3.1%	$11,451	$11,014	4.0%
Video	4,188	4,484	(6.6)%	8,442	8,830	(4.4)%
Voice	365	398	(8.3)%	738	789	(6.4)%
Mobile service	539	415	29.8%	1,036	802	29.1%
Residential revenue	10,825	10,859	(0.3)%	21,667	21,435	1.1%

Small and medium business	1,094	1,092	0.2%	2,185	2,162	1.1%
Enterprise	690	669	3.2%	1,372	1,330	3.1%
Commercial revenue	1,784	1,761	1.4%	3,557	3,492	1.9%

Advertising sales	384	460	(16.5)%	739	843	(12.3)%
Other	666	518	28.5%	1,349	1,026	31.5%
	$13,659	$13,598	0.5%	$27,312	$26,796	1.9%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 Increase / (Decrease)	Six months ended June 30, 2023 compared to six months ended June 30, 2022 Increase / (Decrease)
Increase related to rate and product mix changes	$128	$353
Increase in average residential Internet customers	43	84
	$171	$437

The increase related to rate and product mix was primarily due to promotional roll-off and rate adjustments. Residential Internet customers grew by 290,000 customers from June 30, 2022 to June 30, 2023.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 Increase / (Decrease)	Six months ended June 30, 2023 compared to six months ended June 30, 2022 Increase / (Decrease)
Decrease in average residential video customers	$(247)	$(467)
Change related to rate and product mix changes	(49)	79
	$(296)	$(388)

Residential video customers decreased by 782,000 from June 30, 2022 to June 30, 2023. The change related to rate and product mix was affected by a higher mix of lower cost video packages within our video customer base offset by the pass-through of programming cost increases and promotional roll-off.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 Increase / (Decrease)	Six months ended June 30, 2023 compared to six months ended June 30, 2022 Increase / (Decrease)
Decrease in average residential voice customers	$(47)	$(90)
Increase related to rate	14	39
	$(33)	$(51)

Residential wireline voice customers decreased by 952,000 customers from June 30, 2022 to June 30, 2023.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 Increase / (Decrease)	Six months ended June 30, 2023 compared to six months ended June 30, 2022 Increase / (Decrease)
Increase in average residential mobile lines	$222	$417
Decrease related to rate	(98)	(183)
	$124	$234

Residential mobile lines increased by 2,276,000 mobile lines from June 30, 2022 to June 30, 2023.

The increase in SMB revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 Increase / (Decrease)	Six months ended June 30, 2023 compared to six months ended June 30, 2022 Increase / (Decrease)
Increase in SMB customers	$22	$50
Decrease related to rate and product mix changes	(20)	(27)
	$2	$23

SMB customers grew by 37,000 from June 30, 2022 to June 30, 2023. The decrease related to rate and product mix changes were primarily due to a higher mix of lower priced video packages and a lower number of voice lines per SMB customer relationship.

Enterprise revenues increased $21 million and $42 million during the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to an increase in Internet PSUs partly offset by lower wholesale PSUs. Enterprise PSUs increased 17,000 from June 30, 2022 to June 30, 2023.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $76 million and $104 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022 primarily due to a decrease in political and local and national ad revenue partly offset by higher advanced advertising.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $148 million and $323 million during the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to higher mobile device sales.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 Increase / (Decrease)	Six months ended June 30, 2023 compared to six months ended June 30, 2022 Increase / (Decrease)
Programming	$(232)	$(410)
Other costs of revenue	182	402
Costs to service customers	72	208
Sales and marketing	31	97
Other	89	226
	$142	$523

Programming costs were approximately $2.7 billion and $3.0 billion for the three months ended June 30, 2023 and 2022, representing 33% and 36% of total operating costs and expenses, respectively, and $5.5 billion and $5.9 billion for the six months ended June 30, 2023 and 2022, representing 33% and 36% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer customers and a higher mix of lower cost video packages within our video customer base partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $182 million and $402 million during the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to higher mobile device sales and higher other mobile direct costs due to an increase in mobile lines.

Costs to service customers increased $72 million and $208 million during the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to adjustments to job structure, pay and benefits to build a more skilled and longer tenured workforce resulting in lower frontline employee attrition compared to 2022, and additional activity to support the accelerated growth of Spectrum Mobile.

Sales and marketing costs increased $31 million and $97 million during the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to higher staffing across sales channels and the accelerated growth of Spectrum Mobile.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 Increase / (Decrease)	Six months ended June 30, 2023 compared to six months ended June 30, 2022 Increase / (Decrease)
Stock compensation expense	$64	125
Corporate costs	(1)	35
Costs to sell and service bulk properties	15	25
Enterprise	10	24
Other	1	17
	$89	$226

Stock compensation expense increased during the three and six months ended June 30, 2023 compared to the corresponding prior periods primarily due to an increase in equity awards granted. Corporate and enterprise costs increased during the six months ended June 30, 2023 compared to the corresponding prior period in 2022 primarily due to higher labor costs.

Depreciation and amortization. Depreciation and amortization expense decreased by $69 million and $156 million during the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to certain assets acquired in acquisitions becoming fully depreciated partly offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating income, net. The change in other operating income, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 (Increase) / Decrease	Six months ended June 30, 2023 compared to six months ended June 30, 2022 (Increase) / Decrease
Special charges, net	$13	$21
(Gain) loss on disposal of assets, net	(7)	(7)
	$6	$14

See Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $187 million and $390 million for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The increase in net interest expense is the result of an increase in weighted average interest rates as well as an increase in weighted average debt outstanding of approximately $2.3 billion and $3.5 billion during the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The increase in weighted average debt outstanding is primarily due to the issuance of notes throughout 2022 and 2023.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 Increase / (Decrease)	Six months ended June 30, 2023 compared to six months ended June 30, 2022 Increase / (Decrease)
Loss on extinguishment of debt (see Note 3)	$3	$3
Gain (loss) on financial instruments, net (see Note 4)	(4)	(45)
Net periodic pension benefits	(16)	(31)
Gain (loss) on equity investments, net	(75)	(147)
	$(92)	$(220)

See Note 8 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $15 million and $29 million for the three and six months ended June 30, 2023, respectively, and $12 million and $25 million for the three and six months ended June 30, 2022, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member decreased $300 million and $479 million during the three and six months ended June 30, 2023 compared to the corresponding periods in 2022, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $335 million and $709 million for the three and six months ended June 30, 2023, respectively, and $348 million and $690 million for the three and six months ended June 30, 2022, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to CCO Holdings member	$1,814	$2,114	$3,344	$3,823
Plus: Net income attributable to noncontrolling interest	1	1	1	1
Interest expense, net	1,290	1,103	2,546	2,156
Income tax expense	15	12	29	25
Depreciation and amortization	2,164	2,233	4,363	4,519
Stock compensation expense	168	104	376	251
Other, net	18	(80)	133	(101)
Adjusted EBITDA	$5,470	$5,487	$10,792	$10,674

Net cash flows from operating activities	$4,101	$4,101	$7,491	$7,745
Less: Purchases of property, plant and equipment	(2,834)	(2,193)	(5,298)	(4,050)
Change in accrued expenses related to capital expenditures	191	118	(4)	128
Free cash flow	$1,458	$2,026	$2,189	$3,823

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

In February 2023, Charter Communications Operating, LLC ("Charter Operating") entered into an amendment to its credit agreement to replace London Interbank Offering Rate (“LIBOR”) as the benchmark rate applicable to the Term B loans with Secured Overnight Financing Rate (“SOFR”) and in March 2023, Charter Operating entered into another amendment to its credit agreement to incur a new Term B-3 loan with an aggregate principal amount of $750 million maturing in 2030 concurrently with the cancelation of certain of Charter Operating's existing Term B-1 and B-2 loans, among other amendments. Pricing on the new Term B-3 loan is SOFR plus 2.25%. After giving effect to the amendments, the aggregate principal amount of Term B-1 loans is $2.3 billion with pricing unchanged at SOFR plus 1.75% and the aggregate principal amount of Term B-2 loans is $3.1 billion with pricing unchanged at SOFR plus 1.75%.

As of July 1, 2023, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, ceased publishing remaining U.S. Dollar LIBOR rates. The Charter Operating senior secured floating rate notes due 2024 (the "Floating Rate Notes") used LIBOR as a benchmark for establishing the interest rate of the Floating Rate Notes. As of July 1, 2023, SOFR is being used as the benchmark replacement for calculations of the amount of interest payable on the Floating Rate Notes with respect to interest periods with interest determination dates occurring after June 30, 2023.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of June 30, 2023 was $97.8 billion, consisting of $14.6 billion of credit facility debt, $55.9 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our market penetration of our mobile product, we will continue to experience negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Further, in 2022, Charter became a meaningful federal cash tax payer as the majority of their net operating losses have been utilized, which will be funded by distributions from us. Free cash flow was $1.5 billion and $2.2 billion for the three and six months ended June 30, 2023, respectively, and $2.0 billion and $3.8 billion for the three and six months ended June 30, 2022, respectively. See the table below for factors impacting free cash flow during the three and six months ended June 30, 2023 compared to the corresponding prior periods. As of June 30, 2023, the amount available under our credit facilities was approximately $3.2 billion and cash on hand was approximately $292 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including our network evolution and expansion initiatives, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Our leverage ratio was 4.5 times Adjusted EBITDA as of June 30, 2023. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three and six months ended June 30, 2023, Charter purchased in the public market approximately 1.0 million and 3.1 million shares of Charter Class A common stock, respectively, for approximately $324 million and $1.1 billion, respectively, and during the three and six months ended June 30, 2022, Charter purchased in the public market approximately 5.0 million and 9.4 million shares of Charter Class A common stock, respectively, for approximately $2.5 billion and $5.0 billion, respectively. Since the beginning of its buyback program in September 2016 through June 30, 2023, Charter has purchased approximately 153.1 million shares of Class A common stock and Charter Holdings common units for approximately $69.8 billion, including purchases from Liberty Broadband and Advance/Newhouse Partnership ("A/N") discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. Charter purchased from Liberty Broadband 0.1 million shares of Charter Class A common stock for approximately $42 million during the six months ended June 30, 2023, and 2.3 million and 3.2 million shares of Charter Class A common stock for approximately $1.2 billion and $1.8 billion during the three and six months ended June 30, 2022, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three and six months ended June 30, 2023, Charter Holdings purchased from A/N 0.2 million and 0.5 million Charter Holdings common units for approximately $54 million and $176 million, respectively, and during the three and six months ended June 30, 2022, Charter Holdings purchased from A/N 1.1 million and 1.7 million Charter Holdings common units for approximately $578 million and $994 million, respectively.

As of June 30, 2023, Charter had remaining board authority to purchase an additional $482 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow decreased $568 million and $1.6 billion during the three and six months ended June 30, 2023 compared to the corresponding prior periods in 2022 due to the following (dollars in millions):

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 Increase / (Decrease)	Six months ended June 30, 2023 compared to six months ended June 30, 2022 Increase / (Decrease)
Increase in capital expenditures	$(641)	$(1,248)
Changes in working capital, excluding mobile devices	143	(331)
Changes in working capital, mobile devices	(36)	(174)
Increase in cash paid for interest, net	(73)	(279)
Change in Adjusted EBITDA	(17)	118
Increase in cash paid for taxes, net	11	23
Other, net	45	257
	$(568)	$(1,634)

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $302 million, incurred by a single-asset special purpose entity to finance construction of the first building of the new Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of June 30, 2023, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on June 30, 2023 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $292 million and $392 million in cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Operating Activities. Net cash provided by operating activities decreased $254 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in cash paid for interest and changes in working capital, partly offset by an increase in Adjusted EBITDA of $118 million.

Investing Activities. Net cash used in investing activities was $5.6 billion and $4.1 billion for the six months ended June 30, 2023 and 2022, respectively. The increase in cash used was primarily due to an increase in capital expenditures and changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities decreased $1.7 billion during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in distributions to parent companies partly offset by a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.8 billion and $5.3 billion for the three and six months ended June 30, 2023, respectively, and $2.2 billion and $4.1 billion for the three and six months ended June 30, 2022, respectively.  The increase was primarily due to an increase in line extensions in connection with our subsidized rural construction initiative and continued residential and commercial network expansion. The increase in capital expenditures excluding line extensions was primarily driven by higher spend on network evolution and support capital. See the table below for more details.

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

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures decreased by $4 million and increased by $128 million for the six months ended June 30, 2023 and 2022, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2023 and 2022. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer premise equipment (a)	$576	$560	$1,113	$1,029
Scalable infrastructure (b)	353	384	707	743
Upgrade/rebuild (c)	392	189	681	348
Support capital (d)	431	367	825	696
Capital expenditures, excluding line extensions	1,752	1,500	3,326	2,816

Subsidized rural construction line extensions	529	278	900	470
Other line extensions	553	415	1,072	764
Total line extensions (e)	1,082	693	1,972	1,234
Total capital expenditures	$2,834	$2,193	$5,298	$4,050

Of which:
Commercial services	$409	$376	$776	$741
Subsidized rural construction initiative (f)	$541	$296	$932	$497
Mobile	$82	$95	$159	$169

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of notes issued during the six months ended June 30, 2023.

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

During the quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 18 to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of legal proceedings, as updated by Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” of this quarterly report.

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

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 28, 2023		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 28, 2023		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

22.1	Issuers and Guarantors of Guaranteed Securities and Affiliate Securities Pledged as Collateral.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from CCO Holdings, LLC's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, filed with the Securities and Exchange Commission on July 28, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1