Form 10-Q
period 2023-09-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2023-10-27
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of September 30, 2023: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2023. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$352	$392
Accounts receivable, less allowance for doubtful accounts of $256 and $219, respectively	2,884	2,869
Receivables from related party	23	—
Prepaid expenses and other current assets	553	402
Total current assets	3,812	3,663

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $36,732 and $36,035, respectively	37,748	35,147
Customer relationships, net of accumulated amortization of $16,285 and $15,478, respectively	1,983	2,772
Franchises	67,396	67,363
Goodwill	29,672	29,563
Total investment in cable properties, net	136,799	134,845

OTHER NONCURRENT ASSETS	4,390	4,259

Total assets	$145,001	$142,767
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,867	$9,735
Payables to related party	—	11
Current portion of long-term debt	1,999	1,510
Total current liabilities	11,866	11,256

LONG-TERM DEBT	95,800	96,093
DEFERRED INCOME TAXES	54	54
OTHER LONG-TERM LIABILITIES	3,137	3,471

MEMBER’S EQUITY:
CCO Holdings member's equity	34,120	31,868
Noncontrolling interests	24	25
Total member’s equity	34,144	31,893

Total liabilities and member’s equity	$145,001	$142,767

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES	$13,584	$13,550	$40,896	$40,346

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,324	8,277	25,220	24,650
Depreciation and amortization	2,123	2,169	6,486	6,688
Other operating expense, net	90	204	46	146
	10,537	10,650	31,752	31,484
Income from operations	3,047	2,900	9,144	8,862

OTHER INCOME (EXPENSES):
Interest expense, net	(1,297)	(1,157)	(3,843)	(3,313)
Other income (expenses), net	(15)	(36)	(192)	7
	(1,312)	(1,193)	(4,035)	(3,306)

Income before income taxes	1,735	1,707	5,109	5,556
Income tax expense	(14)	(11)	(43)	(36)
Consolidated net income	1,721	1,696	5,066	5,520
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)
Net income attributable to CCO Holdings member	$1,721	$1,696	$5,065	$5,519

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2022	$31,868	$25	$31,893
Consolidated net income	1,530	—	1,530
Stock compensation expense	208	—	208
Distributions to parent	(1,094)	—	(1,094)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2023	32,512	23	32,535
Consolidated net income	1,814	1	1,815
Stock compensation expense	168	—	168
Contributions from parent	1	—	1
Distributions to parent	(1,201)	—	(1,201)
BALANCE, June 30, 2023	33,294	24	33,318
Consolidated net income	1,721	—	1,721
Stock compensation expense	164	—	164
Contributions from parent	72	—	72
Distributions to parent	(1,131)	—	(1,131)
BALANCE, September 30, 2023	$34,120	$24	$34,144

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2021	$36,203	$24	$36,227
Consolidated net income	1,709	—	1,709
Stock compensation expense	147	—	147
Contributions from parent	81	—	81
Distributions to parent	(3,775)	—	(3,775)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2022	34,365	23	34,388
Consolidated net income	2,114	1	2,115
Stock compensation expense	104	—	104
Contributions from parent	5	—	5
Distributions to parent	(4,307)	—	(4,307)
BALANCE, June 30, 2022	32,281	24	32,305
Consolidated net income	1,696	—	1,696
Stock compensation expense	109	—	109
Distributions to parent	(3,052)	—	(3,052)
BALANCE, September 30, 2022	$31,034	$24	$31,058

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,066	$5,520
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	6,486	6,688
Stock compensation expense	540	360
Noncash interest, net	(1)	(25)
Other, net	200	(56)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(15)	(256)
Prepaid expenses and other assets	(521)	(79)
Accounts payable, accrued liabilities and other	(146)	(258)
Receivables from and payables to related party	(33)	(8)
Net cash flows from operating activities	11,576	11,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,259)	(6,456)
Change in accrued expenses related to capital expenditures	110	284
Other, net	(327)	(232)
Net cash flows from investing activities	(8,476)	(6,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	14,591	21,528
Repayments of long-term debt	(14,385)	(15,659)
Payments for debt issuance costs	(18)	(71)
Repayments of loans payable - related parties, net	(3)	(290)
Distributions to parent	(3,426)	(11,134)
Contributions from parent	73	86
Distributions to noncontrolling interest	(2)	(1)
Other, net	30	(21)
Net cash flows from financing activities	(3,140)	(5,562)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40)	(80)
CASH AND CASH EQUIVALENTS, beginning of period	392	321
CASH AND CASH EQUIVALENTS, end of period	$352	$241

CASH PAID FOR INTEREST	$3,645	$3,230
CASH PAID FOR TAXES	$25	$37

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.    Organization and Basis of Presentation

Organization

CCO Holdings, LLC (together with its subsidiaries, “CCO Holdings,” or the “Company”) is a leading broadband connectivity company and cable operator. Over an advanced communications network, the Company offers a full range of state-of-the-art residential and business services including Spectrum Internet®, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise® provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. The Company also distributes award-winning news coverage and sports programming to its customers through Spectrum Networks.

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

Comprehensive income equaled net income attributable to CCO Holdings member for the three and nine months ended September 30, 2023 and 2022.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accounts payable – trade	$747	$914
Deferred revenue	542	511
Accrued liabilities:
Programming costs	1,736	1,914
Labor	1,171	1,306
Capital expenditures	1,898	1,792
Interest	1,368	1,165
Taxes and regulatory fees	512	512
Operating lease liabilities	256	261
Other	1,637	1,360
	$9,867	$9,735

3.    Total Debt
A summary of our debt as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,165	$23,083	$26,650	$26,567	$22,426
Senior secured notes and debentures(a)	55,855	56,201	44,541	56,841	57,213	46,905
Credit facilities(b)	14,483	14,433	14,175	13,877	13,823	13,467
	$97,588	$97,799	$81,799	$97,368	$97,603	$82,798

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $762 million and $755 million as of September 30, 2023 and December 31, 2022, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $793 million and $786 million as of September 30, 2023 and December 31, 2022, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $3.3 billion as of September 30, 2023.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of September 30, 2023 and December 31, 2022 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

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

Losses on extinguishment of debt are recorded in other income (expenses), net in the consolidated statements of operations and for the nine months ended September 30, 2022 was $3 million as a result of the Charter Operating credit facility refinancing and Charter Operating notes redemption.

4.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $516 million and $570 million and is included in other long-term liabilities on its consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

The effect of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Change in fair value of cross-currency derivative instruments	$6	$(322)	$54	$(482)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	64	129	(14)	304
Gain (loss) on financial instruments, net	$70	$(193)	$40	$(178)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

5.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Internet	$5,776	$5,571	$17,227	$16,585
Video	4,004	4,379	12,446	13,209
Voice	379	391	1,117	1,180
Mobile service	581	435	1,617	1,237
Residential revenue	10,740	10,776	32,407	32,211

Small and medium business	1,085	1,095	3,270	3,257
Enterprise	698	673	2,070	2,003
Commercial revenue	1,783	1,768	5,340	5,260

Advertising sales	384	481	1,123	1,324
Other	677	525	2,026	1,551
	$13,584	$13,550	$40,896	$40,346

As of September 30, 2023 and December 31, 2022, accounts receivable, net on the consolidated balance sheets includes approximately $651 million and $577 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $547 million and $261 million of noncurrent equipment installment plan receivables, respectively.

6.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Programming	$2,595	$2,871	$8,134	$8,820
Other costs of revenue	1,385	1,202	4,080	3,495
Costs to service customers	2,142	2,066	6,306	6,022
Sales and marketing	912	925	2,753	2,669
Other expense	1,290	1,213	3,947	3,644
	$8,324	$8,277	$25,220	$24,650

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

7.     Other Operating Expense, Net

Other operating expense, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Special charges, net	$80	$200	$42	$141
Loss on disposal of assets, net	10	4	4	5
	$90	$204	$46	$146

Special charges, net primarily includes net amounts of litigation settlements and employee termination costs.

8.     Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss on extinguishment of debt (see Note 3)	$—	$—	$—	$(3)
Gain (loss) on financial instruments, net (see Note 4)	70	(193)	40	(178)
Net periodic pension benefits	2	207	5	241
Gain (loss) on equity investments, net	(87)	(50)	(237)	(53)
	$(15)	$(36)	$(192)	$7

During the three and nine months ended September 30, 2022, settlements for lump-sum distributions to pension plan participants exceeded the estimated annual interest cost of the plans. As a result, the pension liability and pension asset values were reassessed utilizing remeasurement date assumptions in accordance with the Company's mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. Therefore, net periodic pension benefits includes a $189 million remeasurement gain recorded during the three and nine months ended September 30, 2022 which was primarily driven by changes in the discount rate offset by losses to record assets to fair value.

Loss on equity investments, net for the three and nine months ended September 30, 2023 is primarily related to our joint venture in Xumo, a next generation streaming platform jointly owned with Comcast Corporation.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	9,500	50,700	4,266,700	1,455,100
Restricted stock	—	—	10,300	6,800
Restricted stock units	10,900	175,600	1,546,800	618,700

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of September 30, 2023, total unrecognized compensation remaining to be recognized in future periods totaled $472 million for stock options, $2 million for restricted stock and $524 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years for stock options, seven months for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $164 million and $540 million for the three and nine months ended September 30, 2023, respectively, and $109 million and $360 million for the three and nine months ended September 30, 2022, respectively, which is included in operating costs and expenses.

10.    Contingencies

On April 27, 2022, Entropic Communications, LLC (“Entropic”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Charter infringed six patents relating to the deployment of certain set-top boxes, cable modems and cable modem termination systems. Entropic seeks monetary damages, including future license fees. Trial is scheduled for December 4, 2023. On February 10, 2023, Entropic filed a separate lawsuit against Charter in the United States District Court for the Eastern District of Texas. The lawsuit alleges infringement of two patents that also relate to the deployment of certain set-top boxes and cable modems. Entropic seeks monetary damages. Trial is scheduled for October 7, 2024. On February 10, 2023, Entropic filed two more lawsuits against Charter in the United States District Court for the Eastern District of Texas. The two lawsuits allege infringement of a total of twelve patents that relate to certain set-top boxes. Entropic seeks monetary damages, including future license fees. The two cases have been consolidated for pre-trial purposes. The first trial is scheduled for December 9, 2024. While the Company is vigorously defending these suits and is unable to predict the outcome of the Entropic lawsuits, the Company does not expect that the litigation will have a material effect on its operations, financial condition, or cash flows.

In addition to the Entropic litigation described above, the Company and its parent companies are defendants or co-defendants in several lawsuits involving alleged infringement of various intellectual property relating to various aspects of their businesses. Other industry participants are also defendants in certain of these cases or related cases. In the event that a court ultimately determines that the Company infringes on any intellectual property, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company’s operations, consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

The Company and its parent companies are party to other lawsuits, claims and regulatory inquiries that arise in the ordinary course of conducting their business. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s operations, consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s operations, consolidated financial condition, results of operations or

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company’s reputation.

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

Overview

During the third quarter of 2023, we added 594,000 mobile lines, 63,000 Internet customers and 8,000 residential and small and medium business ("SMB") customer relationships, which excludes mobile-only customer relationships. We spent $512 million and $1.4 billion on our subsidized rural construction initiative during the three and nine months ended September 30, 2023, respectively, and activated approximately 78,000 and 190,000 subsidized rural passings, respectively. Our mobile line and Internet customer additions in the third quarter were supported by our Spectrum One offering, which brings together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package and was further supported by growth in our legacy and new subsidized rural markets.

We continue to upgrade our network to provide higher Internet speeds and reliability and invest in our products and customer service platforms. We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint and we plan to upgrade our network to provide multi-gigabit speeds. Our Advanced WiFi, a managed WiFi service that provides customers an optimized home network while providing greater control of their connected devices with enhanced security and privacy, is available to all Internet customers. We continue to invest in our ability to provide a differentiated Internet connectivity experience for our mobile and fixed Internet customers with increasing availability of out-of-home WiFi access points across our footprint. In addition, we continue to work towards the construction of our own 5G mobile data-only network in targeted areas of our footprint leveraging our Citizen Broadband Radio Service ("CBRS") Priority Access Licenses.

We also continue to evolve our video product. In September 2023, we entered into a new affiliation agreement with Disney which provides a template for a new programming affiliation approach where we partner with content providers to provide access to both linear and app-based direct-to-consumer content. In October 2023, we began deploying Xumo Stream Boxes to new video customers. The Xumo Stream Box combines a live TV experience with access to hundreds of direct-to-consumer TV apps and features unified search and discovery along with a curated content offering based on the customer's interests and subscriptions. By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and sell additional products to our existing customers. We are also beginning to see benefits from the targeted investments we are making in employee wages and benefits inside of our operations to build employee skill sets and tenure, as well as the continued investments in digitization of our customer service platforms and proactive maintenance, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Revenues	$13,584	$13,550	0.2%	$40,896	$40,346	1.4%
Adjusted EBITDA	$5,424	$5,382	0.8%	$16,216	$16,056	1.0%
Income from operations	$3,047	$2,900	5.1%	$9,144	$8,862	3.2%

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

The following table summarizes our customer statistics for Internet, video, voice and mobile as of September 30, 2023 and 2022 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2023 (a)	2022 (a)
Customer Relationships (b)
Residential	30,012	29,946
SMB	2,224	2,195
Total Customer Relationships	32,236	32,141

Monthly Residential Revenue per Residential Customer (c)	$119.28	$120.00
Monthly SMB Revenue per SMB Customer (d)	$162.94	$166.84

Internet
Residential	28,606	28,320
SMB	2,043	2,008
Total Internet Customers	30,649	30,328

Video
Residential	13,751	14,642
SMB	628	649
Total Video Customers	14,379	15,291

Voice
Residential	6,960	7,929
SMB	1,296	1,287
Total Voice Customers	8,256	9,216

Mobile Lines (e)
Residential	6,987	4,516
SMB	233	161
Total Mobile Lines	7,220	4,677

Enterprise Primary Service Units ("PSUs") (f)	298	282

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of September 30, 2023 and 2022, customers include approximately 143,300 and 151,700 customers, respectively, whose accounts were over 60 days past due, approximately 53,400 and 55,500 customers, respectively, whose accounts were over 90 days past due and approximately 261,700 and 149,300 customers, respectively, whose accounts were over 120 days past due. Bad debt expense associated with these past due accounts has been reflected in our consolidated statements of operations. The increase in accounts past due more than 120 days is predominately due to pre-existing and incremental unsubsidized amounts of customers’ bills for those customers participating in government assistance programs, including video services. These customers are downgraded to a subsidized Internet-only service.
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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$13,584	$13,550	$40,896	$40,346

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,324	8,277	25,220	24,650
Depreciation and amortization	2,123	2,169	6,486	6,688
Other operating expense, net	90	204	46	146
	10,537	10,650	31,752	31,484
Income from operations	3,047	2,900	9,144	8,862

Other Income (Expenses):
Interest expense, net	(1,297)	(1,157)	(3,843)	(3,313)
Other income (expenses), net	(15)	(36)	(192)	7
	(1,312)	(1,193)	(4,035)	(3,306)

Income before income taxes	1,735	1,707	5,109	5,556
Income tax expense	(14)	(11)	(43)	(36)
Consolidated net income	1,721	1,696	5,066	5,520
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)

Net income attributable to CCO Holdings member	$1,721	$1,696	$5,065	$5,519

Revenues. Total revenues grew $34 million and $550 million for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to growth in residential Internet customers and residential mobile lines partly offset by lower residential video and advertising sales revenues as well as $68 million of total customer credits related to the temporary loss of Disney programming during the third quarter of 2023.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Internet	$5,776	$5,571	3.7%	$17,227	$16,585	3.9%
Video	4,004	4,379	(8.6)%	12,446	13,209	(5.8)%
Voice	379	391	(3.0)%	1,117	1,180	(5.3)%
Mobile service	581	435	33.8%	1,617	1,237	30.7%
Residential revenue	10,740	10,776	(0.3)%	32,407	32,211	0.6%

Small and medium business	1,085	1,095	(0.9)%	3,270	3,257	0.4%
Enterprise	698	673	3.7%	2,070	2,003	3.3%
Commercial revenue	1,783	1,768	0.8%	5,340	5,260	1.5%

Advertising sales	384	481	(20.3)%	1,123	1,324	(15.2)%
Other	677	525	28.8%	2,026	1,551	30.6%
	$13,584	$13,550	0.2%	$40,896	$40,346	1.4%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Increase related to rate and product mix changes	$146	$499
Increase in average residential Internet customers	59	143
	$205	$642

The increase related to rate and product mix was primarily due to promotional rate step-ups and rate adjustments, partly offset by lower bundled revenue allocation. Residential Internet customers grew by 286,000 customers from September 30, 2022 to September 30, 2023.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Decrease in average residential video customers	$(232)	$(699)
Change related to rate and product mix changes	(143)	(64)
	$(375)	$(763)

Residential video customers decreased by 891,000 from September 30, 2022 to September 30, 2023. The change related to rate and product mix was affected by a higher mix of lower cost video packages within our video customer base and $63 million of customer credits related to the temporary loss of Disney programming in the third quarter of 2023, offset by the pass-through of programming cost increases and promotional rate step-ups.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Decrease in average residential voice customers	$(46)	$(136)
Increase related to rate adjustments	34	73
	$(12)	$(63)

Residential wireline voice customers decreased by 969,000 customers from September 30, 2022 to September 30, 2023.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Increase in average residential mobile lines	$239	$656
Decrease related to rate	(93)	(276)
	$146	$380

Residential mobile lines increased by 2,471,000 mobile lines from September 30, 2022 to September 30, 2023. The decrease related to rate is primarily related to the Spectrum One offering and is partly offset by higher bundled revenue allocation.

The change in SMB revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Increase in SMB customers	$16	$66
Decrease related to rate and product mix changes	(26)	(53)
	$(10)	$13

SMB customers grew by 29,000 from September 30, 2022 to September 30, 2023. The decrease related to rate and product mix changes were primarily due to a higher mix of lower priced video packages and a lower number of voice lines per SMB customer relationship.

Enterprise revenues increased $25 million and $67 million during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to an increase in Internet PSUs partly offset by lower wholesale PSUs. Enterprise PSUs increased 16,000 from September 30, 2022 to September 30, 2023.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $97 million and $201 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022 primarily due to a decrease in political ad revenue.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $152 million and $475 million during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to higher mobile device sales partially offset by lower processing fees.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Programming	$(276)	$(686)
Other costs of revenue	183	585
Costs to service customers	76	284
Sales and marketing	(13)	84
Other	77	303
	$47	$570

Programming costs were approximately $2.6 billion and $2.9 billion for the three months ended September 30, 2023 and 2022, representing 31% and 35% of total operating costs and expenses, respectively, and $8.1 billion and $8.8 billion for the nine months ended September 30, 2023 and 2022, representing 32% and 36% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer customers, a higher mix of lower cost video packages within our video customer base and a $61 million benefit related to the temporary loss of Disney programming during the third quarter of 2023, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $183 million and $585 million during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to higher mobile device sales and higher other mobile direct costs due to an increase in mobile lines, partially offset by lower regulatory pass-through fees and original content costs.

Costs to service customers increased $76 million and $284 million during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to adjustments to job structure, pay and benefits to build a more skilled and longer tenured workforce resulting in lower frontline employee attrition compared to 2022, and additional activity to support the accelerated growth of Spectrum Mobile.

Sales and marketing costs decreased $13 million and increased $84 million during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The increase during the nine months ended September 30, 2023 compared to the prior year period is primarily due to higher staffing across sales channels and the accelerated growth of Spectrum Mobile.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Stock compensation expense	$55	180
Corporate costs	22	57
Costs to sell and service bulk properties	11	36
Enterprise	2	26
Other	(13)	4
	$77	$303

Stock compensation expense increased during the three and nine months ended September 30, 2023 compared to the corresponding prior periods primarily due to an increase in equity awards granted. Corporate and enterprise costs increased during the three and nine months ended September 30, 2023 compared to the corresponding prior periods in 2022 primarily due to higher labor costs.

Depreciation and amortization. Depreciation and amortization expense decreased by $46 million and $202 million during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022 primarily due to certain assets acquired in acquisitions becoming fully depreciated partly offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expense, net. The change in other operating expense, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Special charges, net	$(120)	$(99)
Loss on disposal of assets, net	6	(1)
	$(114)	$(100)

See Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $140 million and $530 million for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The increase in net interest expense is the result of an increase in weighted average interest rates as well as an increase in weighted average debt outstanding of approximately $1.2 billion and $2.7 billion during the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The increase in weighted average debt outstanding is primarily due to an increase in the Charter Operating credit facilities.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Loss on extinguishment of debt (see Note 3)	$—	$3
Gain (loss) on financial instruments, net (see Note 4)	263	218
Net periodic pension benefits	(205)	(236)
Gain (loss) on equity investments, net	(37)	(184)
	$21	$(199)

See Note 8 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $14 million and $43 million for the three and nine months ended September 30, 2023, respectively, and $11 million and $36 million for the three and nine months ended September 30, 2022, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member increased $25 million and decreased $454 million during the three and nine months ended September 30, 2023 compared to the corresponding periods in 2022, respectively, primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $345 million and $1.1 billion for the three and nine months ended September 30, 2023, respectively, and $342 million and $1.0 billion for the three and nine months ended September 30, 2022, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to CCO Holdings member	$1,721	$1,696	$5,065	$5,519
Plus: Net income attributable to noncontrolling interest	—	—	1	1
Interest expense, net	1,297	1,157	3,843	3,313
Income tax expense	14	11	43	36
Depreciation and amortization	2,123	2,169	6,486	6,688
Stock compensation expense	164	109	540	360
Other, net	105	240	238	139
Adjusted EBITDA	$5,424	$5,382	$16,216	$16,056

Net cash flows from operating activities	$4,085	$4,141	$11,576	$11,886
Less: Purchases of property, plant and equipment	(2,961)	(2,406)	(8,259)	(6,456)
Change in accrued expenses related to capital expenditures	114	156	110	284
Free cash flow	$1,238	$1,891	$3,427	$5,714

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In February 2023, CCO Holdings and CCO Holdings Capital Corp. jointly issued $1.1 billion of 7.375% senior unsecured notes due March 2031 at par. The net proceeds were used for general corporate purposes, including repaying certain indebtedness, distributions to our parent companies to fund buybacks of Charter Class A common stock and Charter Holdings common units and to pay related fees and expenses.

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

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt. The principal amount of our debt as of September 30, 2023 was $97.6 billion, consisting of $14.5 billion of credit facility debt, $55.9 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our business requires significant cash to fund principal and interest payments on our debt.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our market penetration of our mobile product, we will continue to experience negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Further, in 2022, Charter became a meaningful federal cash tax payer as the majority of their net operating losses have been utilized, which will be funded by distributions from us. Free cash flow was $1.2 billion and $3.4 billion for the three and nine months ended September 30, 2023, respectively, and $1.9 billion and $5.7 billion for the three and nine months ended September 30, 2022, respectively. See the table below for factors impacting free cash flow during the three and nine months ended September 30, 2023 compared to the corresponding prior periods. As of September 30, 2023, the amount available under our credit facilities was approximately $3.3 billion and cash on hand was approximately $352 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow including to invest in our business growth and other strategic opportunities, including our network evolution and expansion initiatives, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Our leverage ratio was 4.5 times Adjusted EBITDA as of September 30, 2023. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three and nine months ended September 30, 2023, Charter purchased in the public market approximately 1.8 million and 5.0 million shares of Charter Class A common stock, respectively, for approximately $776 million and $1.9 billion, respectively, and during the three and nine months ended September 30, 2022, Charter purchased in the public market approximately 3.3 million and 12.6 million shares of Charter Class A common stock, respectively, for approximately $1.4 billion and $6.5 billion, respectively. Since the beginning of its buyback program in September 2016 through September 30, 2023, Charter has purchased approximately 155.1 million shares of Class A common stock and Charter Holdings common units for approximately $70.7 billion, including purchases from Liberty Broadband and Advance/Newhouse Partnership ("A/N") discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. Charter purchased from Liberty Broadband 0.1 million shares of Charter Class A common stock for approximately $42 million during the nine months ended September 30, 2023, and 1.7 million and 5.0 million shares of Charter Class A common stock for approximately $796 million and $2.6 billion during the three and nine months ended September 30, 2022, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three and nine months ended September 30, 2023, Charter Holdings purchased from A/N 0.2 million and 0.7 million Charter Holdings common units for approximately $78 million and $254 million, respectively, and during the three and nine months ended September 30, 2022, Charter Holdings purchased from A/N 0.8 million and 2.6 million Charter Holdings common units for approximately $385 million and $1.4 billion, respectively.

As of September 30, 2023, Charter had remaining board authority to purchase an additional $672 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow decreased $653 million and $2.3 billion during the three and nine months ended September 30, 2023 compared to the corresponding prior periods in 2022 due to the following (dollars in millions):

	Three months ended September 30, 2023 compared to three months ended September 30, 2022 Increase / (Decrease)	Nine months ended September 30, 2023 compared to nine months ended September 30, 2022 Increase / (Decrease)
Increase in capital expenditures	$(555)	$(1,803)
Changes in working capital, excluding mobile devices	(133)	(464)
Increase in cash paid for interest, net	(132)	(411)
Changes in working capital, mobile devices	4	(170)
Increase in Adjusted EBITDA	42	160
Other, net	121	401
	$(653)	$(2,287)

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $299 million, incurred by a single-asset special purpose entity to finance construction of the first building of the new Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of September 30, 2023, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on September 30, 2023 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $352 million and $392 million in cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Operating Activities. Net cash provided by operating activities decreased $310 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in negative changes in working capital and cash paid for interest, partly offset by an increase in Adjusted EBITDA of $160 million and the payment of litigation settlements in 2022.

Investing Activities. Net cash used in investing activities was $8.5 billion and $6.4 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash used was primarily due to an increase in capital expenditures and changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities decreased $2.4 billion during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in the distributions to parent companies partly offset by a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $3.0 billion and $8.3 billion for the three and nine months ended September 30, 2023, respectively, and $2.4 billion and $6.5 billion for the three and nine months ended September 30, 2022, respectively.  The increase was primarily due to an increase in line extensions in connection with our subsidized rural construction initiative and continued residential and commercial network expansion. The increase in capital expenditures excluding line extensions was primarily driven by higher spend on network evolution, support capital and customer premise equipment, particularly Xumo Stream boxes. See the table below for more details.

We currently expect full year 2023 capital expenditures, excluding line extensions, to be approximately $7.2 billion. We continue to expect 2023 line extensions capital expenditures to total approximately $4 billion. The actual amount of capital expenditures in 2023 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and growth rates in our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased by $110 million and $284 million for the nine months ended September 30, 2023 and 2022, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2023 and 2022. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer premise equipment (a)	$659	$577	$1,772	$1,606
Scalable infrastructure (b)	308	413	1,015	1,156
Upgrade/rebuild (c)	509	218	1,190	566
Support capital (d)	420	372	1,245	1,068
Capital expenditures, excluding line extensions	1,896	1,580	5,222	4,396

Subsidized rural construction line extensions	498	427	1,398	897
Other line extensions	567	399	1,639	1,163
Total line extensions (e)	1,065	826	3,037	2,060
Total capital expenditures	$2,961	$2,406	$8,259	$6,456

Of which:
Commercial services	$403	$369	$1,179	$1,110
Subsidized rural construction initiative (f)	$512	$440	$1,444	$937
Mobile	$76	$96	$235	$265

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for a discussion of notes issued during the nine months ended September 30, 2023.

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

During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 18 to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of legal proceedings, as updated by Note 10 to the consolidated financial statements contained in “Item 1. Financial Statements” of our quarterly report on Form 10-Q for the quarter ended June 30, 2023 and as further updated by Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” of this quarterly report.

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

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 27, 2023		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 27, 2023		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

10.1
Employment Agreement, dated as of August 15, 2023, by and between Charter Communications, Inc. and David G. Ellen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 21, 2023).

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
101
The following financial information from CCO Holdings, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, filed with the Securities and Exchange Commission on October 27, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1