Form 10-Q
period 2024-03-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2024-04-26
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of March 31, 2024: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2024

This quarterly report on Form 10-Q is for the three months ended March 31, 2024. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$422	$471
Accounts receivable, less allowance for doubtful accounts of $281 and $268, respectively	2,941	2,910
Receivables from related party	22	—
Prepaid expenses and other current assets	660	409
Total current assets	4,045	3,790

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $38,360 and $37,590, respectively	39,497	38,659
Customer relationships, net of accumulated amortization of $16,759 and $16,523, respectively	1,509	1,745
Franchises	67,396	67,396
Goodwill	29,668	29,668
Total investment in cable properties, net	138,070	137,468

OTHER NONCURRENT ASSETS	4,217	4,222

Total assets	$146,332	$145,480
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$9,731	$10,185
Payables to related party	—	160
Current portion of long-term debt	—	2,000
Total current liabilities	9,731	12,345

LONG-TERM DEBT	97,965	95,777
DEFERRED INCOME TAXES	96	55
OTHER LONG-TERM LIABILITIES	3,186	3,113

MEMBER’S EQUITY:
CCO Holdings member's equity	35,330	34,165
Noncontrolling interests	24	25
Total member’s equity	35,354	34,190

Total liabilities and member’s equity	$146,332	$145,480

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2024	2023
REVENUES	$13,679	$13,653

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,422	8,539
Depreciation and amortization	2,182	2,199
Other operating (income) expense, net	(37)	11
	10,567	10,749
Income from operations	3,112	2,904

OTHER INCOME (EXPENSES):
Interest expense, net	(1,305)	(1,256)
Other expenses, net	(88)	(104)
	(1,393)	(1,360)

Income before income taxes	1,719	1,544
Income tax expense	(55)	(14)
Consolidated net income	1,664	1,530
Less: Net income attributable to noncontrolling interests	(1)	—
Net income attributable to CCO Holdings member	$1,663	$1,530

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2023	$34,165	$25	$34,190
Consolidated net income	1,663	1	1,664
Stock compensation expense	214	—	214
Contributions from parent	7	—	7
Distributions to parent	(719)	—	(719)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2024	$35,330	$24	$35,354

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2022	$31,868	$25	$31,893
Consolidated net income	1,530	—	1,530
Stock compensation expense	208	—	208
Distributions to parent	(1,094)	—	(1,094)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2023	$32,512	$23	$32,535

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,664	$1,530
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,182	2,199
Stock compensation expense	214	208
Noncash interest, net	3	(8)
Deferred income taxes	41	—
Other, net	14	104
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(31)	162
Prepaid expenses and other assets	(339)	(332)
Accounts payable, accrued liabilities and other	(261)	(457)
Receivables from and payables to related party	(183)	(16)
Net cash flows from operating activities	3,304	3,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,791)	(2,464)
Change in accrued expenses related to capital expenditures	(63)	(195)
Other, net	(50)	(77)
Net cash flows from investing activities	(2,904)	(2,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,921	7,104
Repayments of long-term debt	(5,716)	(6,740)
Payments for debt issuance costs	(2)	(18)
Repayments of loans payable - related parties, net	—	(3)
Distributions to parent	(719)	(1,094)
Contributions from parent	7	—
Distributions to noncontrolling interest	(2)	(2)
Other, net	62	(1)
Net cash flows from financing activities	(449)	(754)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(49)	(100)
CASH AND CASH EQUIVALENTS, beginning of period	471	392
CASH AND CASH EQUIVALENTS, end of period	$422	$292

CASH PAID FOR INTEREST	$1,227	$1,182
CASH PAID FOR TAXES	$—	$2

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

Comprehensive income equaled net income attributable to CCO Holdings member for the three months ended March 31, 2024 and 2023.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts payable – trade	$805	$887
Deferred revenue	520	509
Accrued and other current liabilities:
Programming costs	1,773	1,736
Labor	1,010	1,278
Capital expenditures	1,838	1,944
Interest	1,405	1,328
Other	2,380	2,503
	$9,731	$10,185

3.    Total Debt
A summary of our debt as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,171	$23,528	$27,250	$27,168	$24,750
Senior secured notes and debentures(a)	55,909	56,228	46,822	57,925	58,250	50,742
Credit facilities(b)	14,618	14,566	14,397	12,413	12,359	12,237
	$97,777	$97,965	$84,747	$97,588	$97,777	$87,729

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $789 million and $797 million as of March 31, 2024 and December 31, 2023, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $820 million and $828 million as of March 31, 2024 and December 31, 2023, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Communications Operating, LLC credit facilities of approximately $2.9 billion as of March 31, 2024.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of March 31, 2024 and December 31, 2023 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

4.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $460 million and $440 million and is included in other long-term liabilities on its consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The effect of financial instruments are recorded in other expenses, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended March 31,
	2024	2023
Change in fair value of cross-currency derivative instruments	$(20)	$5
Foreign currency remeasurement of Sterling Notes to U.S. dollars	16	(32)
Loss on financial instruments, net	$(4)	$(27)

5.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended March 31,
	2024	2023
Internet	$5,826	$5,718
Video	3,908	4,254
Voice	374	373
Mobile service	685	497
Residential revenue	10,793	10,842

Small and medium business	1,088	1,091
Enterprise	708	682
Commercial revenue	1,796	1,773

Advertising sales	391	355
Other	699	683
	$13,679	$13,653

As of March 31, 2024 and December 31, 2023, accounts receivable, net on the consolidated balance sheets includes approximately $695 million and $673 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $766 million and $687 million of noncurrent equipment installment plan receivables, respectively.

6.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended March 31,
	2024	2023
Programming	$2,570	$2,799
Other costs of revenue	1,458	1,328
Costs to service customers	2,094	2,095
Sales and marketing	920	946
Other expense	1,380	1,371
	$8,422	$8,539

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, video, voice and mobile services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Costs to service customers include costs related to field operations, network operations and customer operations for the Company’s products, including mobile, sold to non-bulk residential and small and medium business ("SMB") customers including internal and third-party labor for the non-capitalizable portion of installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Sales and marketing costs represent the costs of selling and marketing our Internet, video, voice and mobile services to current and potential non-bulk residential and SMB customers, including labor cost. Other expense includes indirect costs associated with the Company’s Spectrum Enterprise, Spectrum Reach, Spectrum Networks and Spectrum Community Solutions businesses, including sales and marketing and bad debt expenses as well as corporate overhead and stock compensation expense, among others.

7.     Other Operating (Income) Expense, Net

Other operating (income) expense, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2024	2023
Special charges, net	$14	$11
Gain on disposal of assets, net	(51)	—
	$(37)	$11

Special charges, net primarily includes net amounts of litigation settlements and employee termination costs.

Gain on disposal of assets, net includes a $67 million gain on sale of towers during the three months ended March 31, 2024.

8.     Other Expenses, Net

Other expenses, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2024	2023
Loss on financial instruments, net (see Note 4)	$(4)	$(27)
Net periodic pension benefits	1	2
Loss on equity investments, net	(85)	(79)
	$(88)	$(104)

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2024	2023
Stock options	1,344,600	4,235,700
Restricted stock units	1,083,100	1,514,400

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of March 31, 2024, total unrecognized compensation remaining to be recognized in future periods totaled $469 million for stock options, $0.2 million for restricted stock and $688 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years for stock options, one month for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $214 million and $208 million for the three months ended March 31, 2024 and 2023, respectively, which is included in operating costs and expenses.

10.    Contingencies

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

The Company and its parent companies are party to other lawsuits, claims and regulatory inquiries or investigations that arise in the ordinary course of conducting their business or in connection with the Company’s participation in government funding programs. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s operations, consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s operations, consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company’s reputation.

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

Overview

During the first quarter of 2024, we lost 72,000 Internet customers while adding 486,000 mobile lines. Our Internet customer growth was challenged by the competitive environment, lower customer move rates and the restriction on adding new customers to the Federal Communication Commission’s Affordable Connectivity Program ("ACP") after February 7, 2024. Our mobile line growth continued to benefit from our Spectrum One offering, which provides a differentiated Internet connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in a high-value package.

We expect that government subsidies for our 5.0 million current ACP customers will run out in May 2024, unless the program is allocated additional funding. We expect to implement retention programs for the customers who will lose the ACP subsidy, however, we expect to see a one-time impact on customer net gains, revenue per customer and bad debt in the second and third quarters of this year.

We spent $427 million on our subsidized rural construction initiative during the three months ended March 31, 2024, and activated approximately 73,000 subsidized rural passings. We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint. Our network evolution initiative is progressing whereby we are upgrading our network to deliver symmetrical and multi-gigabit speeds across our footprint, and recently began offering symmetrical speeds in our first high split markets. We also continue to evolve our video product and are deploying Xumo stream boxes ("Xumo") to new video customers. Xumo combines a live TV experience with access to hundreds of content applications and features unified search and discovery along with a curated content offering based on a customer’s interests and subscriptions. In the first quarter of 2024, we began offering Disney+ and ESPN+ to customers in certain packages at no additional cost and we expect to offer additional direct-to-consumer applications in the coming months.

By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and sell additional products to our existing customers. We are beginning to see operational benefits from the targeted investments we are making in employee wages and benefits to build employee skill sets and tenure, as well as the continued investments in digitization of our customer service platforms, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2024	2023	% Change
Revenues	$13,679	$13,653	0.2%
Adjusted EBITDA	$5,471	$5,322	2.8%
Income from operations	$3,112	$2,904	7.2%

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

Growth in total revenue was primarily due to growth in our residential mobile service, residential Internet and advertising sales revenues mostly offset by lower residential video revenue. Adjusted EBITDA and income from operations growth was driven by growth in revenue and decreases in operating costs and expenses, primarily programming expense, partly offset by an increase in mobile device and other mobile direct costs. Income from operations was also affected by a gain on the sale of towers and lower depreciation and amortization expense.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of March 31, 2024 and 2023 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2024 (a)	2023 (a)
Customer Relationships (b)
Residential	29,797	29,996
SMB	2,219	2,215
Total Customer Relationships	32,016	32,211

Monthly Residential Revenue per Residential Customer (c)	$120.48	$120.56
Monthly SMB Revenue per SMB Customer (d)	$163.44	$164.58

Internet
Residential	28,472	28,479
SMB	2,044	2,030
Total Internet Customers	30,516	30,509

Video
Residential	13,111	14,260
SMB	606	646
Total Video Customers	13,717	14,906

Voice
Residential	6,438	7,473
SMB	1,288	1,290
Total Voice Customers	7,726	8,763

Mobile Lines (e)
Residential	7,992	5,782
SMB	260	196
Total Mobile Lines	8,252	5,978

Enterprise Primary Service Units ("PSUs") (f)	308	288

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of March 31, 2024 and 2023, customers include approximately 110,000 and 119,800 customers, respectively, whose accounts were over 60 days past due, approximately 42,600 and 42,100 customers, respectively, whose accounts were over 90 days past due and approximately 283,100 and 217,800 customers, respectively, whose accounts were over 120 days past due. The increase in accounts past due more than 120 days is predominately due to pre-existing and incremental unsubsidized amounts of customers’ bills for those customers participating in government assistance programs, including video services. These customers are downgraded to a subsidized Internet-only service. Bad debt expense associated with these past due accounts has been reflected in our consolidated statements of operations.
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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Revenues	$13,679	$13,653

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,422	8,539
Depreciation and amortization	2,182	2,199
Other operating (income) expense, net	(37)	11
	10,567	10,749
Income from operations	3,112	2,904

Other Income (Expenses):
Interest expense, net	(1,305)	(1,256)
Other expenses, net	(88)	(104)
	(1,393)	(1,360)

Income before income taxes	1,719	1,544
Income tax expense	(55)	(14)
Consolidated net income	1,664	1,530
Less: Net income attributable to noncontrolling interests	(1)	—

Net income attributable to CCO Holdings member	$1,663	$1,530

Revenues. Total revenues grew $26 million for the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to growth in residential mobile service, residential Internet and advertising sales revenues, partly offset by lower residential video revenue.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2024	2023	% Change
Internet	$5,826	$5,718	1.9%
Video	3,908	4,254	(8.1)%
Voice	374	373	0.3%
Mobile service	685	497	37.8%
Residential revenue	10,793	10,842	(0.4)%

Small and medium business	1,088	1,091	(0.3)%
Enterprise	708	682	3.8%
Commercial revenue	1,796	1,773	1.3%

Advertising sales	391	355	10.0%
Other	699	683	2.4%
	$13,679	$13,653	0.2%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2024 compared to three months ended March 31, 2023 Increase / (Decrease)
Increase related to rate and product mix changes	$90
Increase in average residential Internet customers	18
$108

The increase related to rate and product mix was primarily due to promotional rate step-ups and rate adjustments, partly offset by lower bundled revenue allocation. Residential Internet customers decreased by 7,000 customers from March 31, 2023 to March 31, 2024.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2024 compared to three months ended March 31, 2023 Increase / (Decrease)
Decrease in average residential video customers	$(310)
Decrease related to rate and product mix changes	(36)
$(346)

Residential video customers decreased by 1,149,000 from March 31, 2023 to March 31, 2024. The decrease related to rate and product mix was primarily due to a higher mix of lower priced video packages within our video customer base, partly offset by promotional rate step-ups and video rate adjustments that pass-through programming rate increases.

The increase in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2024 compared to three months ended March 31, 2023 Increase / (Decrease)
Increase related to rate adjustments	$50
Decrease in average residential voice customers	(49)
$1

Residential wireline voice customers decreased by 1,035,000 customers from March 31, 2023 to March 31, 2024.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2024 compared to three months ended March 31, 2023 Increase / (Decrease)
Increase in average residential mobile lines	$209
Decrease related to rate	(21)
$188

Residential mobile lines increased by 2,210,000 mobile lines from March 31, 2023 to March 31, 2024. The decrease related to rate is primarily related to the Spectrum One offering and is partly offset by higher bundled revenue allocation.

The decrease in SMB revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2024 compared to three months ended March 31, 2023 Increase / (Decrease)
Decrease related to rate and product mix changes	$(8)
Increase in SMB customers	5
$(3)

The decrease related to rate and product mix changes were primarily due to a higher mix of lower priced video packages and a lower number of voice lines per SMB customer relationship. SMB customers grew by 4,000 from March 31, 2023 to March 31, 2024.

Enterprise revenues increased $26 million during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to an increase in Internet PSUs. Enterprise PSUs increased 20,000 from March 31, 2023 to March 31, 2024.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $36 million during the three months ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to an increase in political ad revenue.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $16 million during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to higher mobile device sales.

Operating costs and expenses. The decrease in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2024 compared to three months ended March 31, 2023 Increase / (Decrease)
Programming	$(229)
Other costs of revenue	130
Costs to service customers	(1)
Sales and marketing	(26)
Other	9
$(117)

Programming costs were approximately $2.6 billion and $2.8 billion for the three months ended March 31, 2024 and 2023, representing 31% and 33% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer video customers and a higher mix of lower cost video packages within our video customer base, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $130 million during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Depreciation and amortization. Depreciation and amortization expense decreased by $17 million during the three months ended March 31, 2024 compared to the corresponding periods in 2023 primarily due to certain assets becoming fully depreciated partly offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating (income) expense, net. The change in other operating (income) expense, net is attributable to the following (dollars in millions):

Three months ended March 31, 2024 compared to three months ended March 31, 2023 Increase / (Decrease)
Special charges, net	$3
Gain on disposal of assets, net	(51)
$(48)

See Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $49 million for the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to an increase in weighted average interest rates.

Other expenses, net. The change in other expenses, net is attributable to the following (dollars in millions):

Three months ended March 31, 2024 compared to three months ended March 31, 2023 Increase / (Decrease)
Loss on financial instruments, net (see Note 4)	$23
Net periodic pension benefits	(1)
Loss on equity investments, net	(6)
$16

See Note 8 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $55 million and $14 million for the three months ended March 31, 2024 and 2023, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member increased $133 million during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $371 million and $374 million for the three months ended March 31, 2024 and 2023, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Net income attributable to CCO Holdings member	$1,663	$1,530
Plus: Net income attributable to noncontrolling interest	1	—
Interest expense, net	1,305	1,256
Income tax expense	55	14
Depreciation and amortization	2,182	2,199
Stock compensation expense	214	208
Other, net	51	115
Adjusted EBITDA	$5,471	$5,322

Net cash flows from operating activities	$3,304	$3,390
Less: Purchases of property, plant and equipment	(2,791)	(2,464)
Change in accrued expenses related to capital expenditures	(63)	(195)
Free cash flow	$450	$731

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of March 31, 2024 was $97.8 billion, consisting of $14.6 billion of credit facility debt, $55.9 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt market and the high yield debt market.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. As we continue to grow our market penetration of our mobile product, we will continue to experience negative working capital impacts from the timing of device-related cash flows when we sell devices to customers pursuant to equipment installment plans. Free cash flow was $450 million and $731 million for the three months ended March 31, 2024 and 2023, respectively. See the table below for factors impacting free cash flow during the three months ended March 31, 2024 compared to the corresponding prior period. As of March 31, 2024, the amount available under our credit facilities was approximately $2.9 billion and cash on hand was approximately $422 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter's leverage ratio was 4.4 times Adjusted EBITDA as of March 31,

2024. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three months ended March 31, 2024 and 2023, Charter purchased in the public market approximately 1.2 million and 2.2 million shares of Charter Class A common stock, respectively, for approximately $391 million and $821 million, respectively. Since the beginning of its buyback program in September 2016 through March 31, 2024, Charter has purchased approximately 160.0 million shares of Class A common stock and Charter Holdings common units for approximately $72.6 billion, including purchases from Liberty Broadband and Advance/Newhouse Partnership ("A/N") discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. During the three months ended March 31, 2024 and 2023, Charter purchased from Liberty Broadband 0.2 million and 0.1 million shares of Charter Class A common stock, respectively, for approximately $81 million and $42 million, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three months ended March 31, 2024 and 2023, Charter Holdings purchased from A/N 0.3 million and 0.3 million Charter Holdings common units, respectively, for approximately $95 million and $122 million, respectively.

As of March 31, 2024, Charter had remaining board authority to purchase an additional $263 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow decreased $281 million during the three months ended March 31, 2024 compared to the corresponding prior period in 2023 due to the following (dollars in millions):

Three months ended March 31, 2024 compared to three months ended March 31, 2023 Increase / (Decrease)
Increase in capital expenditures	$(327)
Increase in cash paid for interest, net	(44)
Changes in working capital, mobile devices	(36)
Increase in cash paid for taxes, net	(10)
Changes in working capital, excluding mobile devices	178
Increase in Adjusted EBITDA	149
Other, net	(191)
$(281)

Other, net primarily includes the payment of a litigation settlement during the three months ended March 31, 2024 compared to the corresponding period in 2023.

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $292 million, incurred by a single-asset special purpose entity to finance construction of the first building of the Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

See Note 8 to the consolidated financial statements contained in our 2023 Annual Report on Form 10-K for further details about the terms, conditions and other factors that may affect payments to holders and the collateral arrangements of the Guaranteed and Secured Debt.

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

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of March 31, 2024, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on March 31, 2024 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $422 million and $471 million in cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Operating Activities. Net cash provided by operating activities decreased $86 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the payment of litigation settlements in 2024 and an increase in cash paid for interest and taxes, partly offset by an increase in Adjusted EBITDA.

Investing Activities. Net cash used in investing activities was $2.9 billion and $2.7 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in cash used was primarily due to an increase in capital expenditures, partly offset by changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities decreased $305 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in distributions to parent companies, partly offset by a decrease in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.8 billion and $2.5 billion for the three months ended March 31, 2024 and 2023, respectively.  The increase was primarily driven by higher spend on network evolution and customer premise equipment, particularly Xumo, as well as an increase in line extensions in connection with our subsidized rural construction initiative and continued residential and commercial network expansion. See the table below for more details.

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

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures decreased by $63 million and $195 million for the three months ended March 31, 2024 and 2023, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2024 and 2023. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Customer premise equipment (a)	$635	$537
Scalable infrastructure (b)	328	354
Upgrade/rebuild (c)	481	289
Support capital (d)	388	394
Capital expenditures, excluding line extensions	1,832	1,574

Subsidized rural construction line extensions	427	371
Other line extensions	532	519
Total line extensions (e)	959	890
Total capital expenditures	$2,791	$2,464

Of which:
Commercial services	$375	$367
Subsidized rural construction initiative (f)	$427	$391
Mobile	$59	$77

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
(c)Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including our network evolution initiative.
(d)Support capital includes costs associated with the replacement or enhancement of non-network assets (e.g., back-office systems, non-network equipment, land and buildings, vehicles, tools and test equipment).
(e)Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(f)The subsidized rural construction initiative subcategory includes projects for which we are receiving subsidies from federal, state and local governments, excluding customer premise equipment and installation.

Recently Issued Accounting Standards

See Note 19 to the Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of recently issued accounting standards. There have been no material changes from the recently issued accounting standards described in our Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

During the quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 17 to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of legal proceedings, as updated by Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” of this quarterly report. Within this section, we use a threshold of $1 million in disclosing environmental proceedings involving a governmental authority, if any.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K except as described below.

Changes to the existing legal and regulatory framework under which we operate or the regulatory programs in which we or our competitors participate, including the possible elimination of the federal broadband ACP subsidy for low-income consumers, could adversely affect our business.

There are ongoing efforts to amend or expand the federal, state and local regulation of some of the services offered over our cable systems, particularly our retail broadband Internet access service. Potential legislative and regulatory changes could adversely impact our business by increasing our costs and competition and limiting our ability to offer services in a manner that would maximize our revenue potential. These changes have in the past, and could in the future, include, for example, the reclassification of Internet services as regulated telecommunications services or other utility-style regulation of Internet services; restrictions on how we manage our Internet access services and networks; the adoption of new customer service or service quality requirements for our Internet access services; the adoption of new privacy restrictions on our collection, use and disclosure of certain customer information; new data security and cybersecurity mandates that could result in additional network and information security and cyber incident reporting requirements for our business; new restraints on our discretion over programming decisions; new restrictions on the rates we charge to consumers for one or more of the services or equipment options we offer; changes to the cable industry’s compulsory copyright to retransmit broadcast signals; new requirements to assure the availability of navigation devices from third-party providers; new Universal Service Fund contribution obligations on our Internet service revenues that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of our facilities; changes to the Federal Communications Commission’s ("FCC") administration of spectrum; pending court challenges to the legality of the FCC’s Universal Service programs, which, if successful, could adversely affect our receipt of universal service funds, including but not limited to FCC Rural Development Opportunity Fund (“RDOF”) grants to expand our network, FCC E-rate funds to serve schools and libraries and FCC Rural Health Care funds to serve eligible health care providers; and changes in the regulatory framework for voice over Internet protocol ("VoIP") telephone service, including the scope of regulatory obligations associated with our VoIP telephone service and our ability to interconnect our VoIP telephone service with incumbent providers of traditional telecommunications service.

We participate in the ACP and RDOF subsidy programs. The ACP program provides up to a $30 monthly subsidy enabling eligible low-income households to purchase our Internet products at a discount or, for a portion of those households, at no cost. The FCC prohibited service providers from enrolling new ACP customers after February 7, 2024 and has announced that April 2024 will be the last month ACP households will receive the full ACP discount and that ACP households may receive a partial ACP discount in May 2024. After May 2024, unless Congress provides additional funding, ACP households will no longer receive the ACP benefit and the ACP will end. If Congress does not provide additional funding, this will be disruptive to our business. We will lose customers and revenues and could face greater difficulty in providing services to low-income households in the future.

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

Participation in ACP, RDOF, and other government programs, including state subsidized builds, creates the risk of claims of our failure to adequately comply with the regulatory requirements of those programs. The FCC, and various state and federal agencies and attorney generals, may subject those programs, or other industry practices, to audits and investigations, which could result in enforcement actions, litigation, fines, settlements or reputational harm, and/or operational and financial conditions being placed on us, any of which could adversely affect our results of operations and financial condition.

If any laws or regulations are enacted that would expand the regulation of our services, they could affect our operations and require significant expenditures. We cannot predict future developments in these areas, and any changes to the regulatory framework for our Internet, video, mobile or VoIP services could have a negative impact on our business and results of operations.

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress, the FCC, the Federal Trade Commission and state legislatures, and what operating or financial impact any such rules might have on us, including on the operation of our broadband networks, customer privacy and the user experience.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: April 26, 2024		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: April 26, 2024		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

4.1	Charter Communications, Inc. Retirement Accumulation Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Charter Communications, Inc. on March 28, 2024).
22.1	Issuers and Guarantors of Guaranteed Securities and Affiliate Securities Pledged as Collateral.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from CCO Holdings, LLC's Quarterly Report on Form 10-Q for the three months ended March 31, 2024, filed with the Securities and Exchange Commission on April 26, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1