Form 10-Q
period 2024-09-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2024-11-01
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of September 30, 2024: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2024

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2024. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$517	$471
Accounts receivable, less allowance for doubtful accounts of $206 and $268, respectively	3,012	2,910
Receivables from related party	55	—
Prepaid expenses and other current assets	635	409
Total current assets	4,219	3,790

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $38,683 and $37,590, respectively	41,009	38,659
Customer relationships, net of accumulated amortization of $17,142 and $16,523, respectively	1,148	1,745
Franchises	67,455	67,396
Goodwill	29,668	29,668
Total investment in cable properties, net	139,280	137,468

OTHER NONCURRENT ASSETS	4,204	4,222

Total assets	$147,703	$145,480
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$10,433	$10,185
Payables to related party	—	160
Current portion of long-term debt	1,798	2,000
Total current liabilities	12,231	12,345

LONG-TERM DEBT	93,517	95,777
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	998	—
DEFERRED INCOME TAXES	96	55
OTHER LONG-TERM LIABILITIES	3,154	3,113

MEMBER’S EQUITY:
CCO Holdings member's equity	37,682	34,165
Noncontrolling interests	25	25
Total member’s equity	37,707	34,190

Total liabilities and member’s equity	$147,703	$145,480

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES	$13,795	$13,584	$41,159	$40,896

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,316	8,324	24,936	25,220
Depreciation and amortization	2,138	2,123	6,483	6,486
Other operating expenses, net	21	90	47	46
	10,475	10,537	31,466	31,752
Income from operations	3,320	3,047	9,693	9,144

OTHER INCOME (EXPENSES):
Interest expense, net	(1,301)	(1,297)	(3,926)	(3,843)
Other expenses, net	(163)	(15)	(333)	(192)
	(1,464)	(1,312)	(4,259)	(4,035)

Income before income taxes	1,856	1,735	5,434	5,109
Income tax benefit (expense)	3	(14)	(63)	(43)
Consolidated net income	1,859	1,721	5,371	5,066
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(1)
Net income attributable to CCO Holdings member	$1,858	$1,721	$5,369	$5,065

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2023	$34,165	$25	$34,190
Consolidated net income	1,663	1	1,664
Stock compensation expense	214	—	214
Contributions from parent	7	—	7
Distributions to parent	(719)	—	(719)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2024	35,330	24	35,354
Consolidated net income	1,848	—	1,848
Stock compensation expense	153	—	153
Contributions from parent	4	—	4
Distributions to parent	(911)	—	(911)
BALANCE, June 30, 2024	36,424	24	36,448
Consolidated net income	1,858	1	1,859
Stock compensation expense	146	—	146
Contributions from parent	34	—	34
Distributions to parent	(780)	—	(780)
BALANCE, September 30, 2024	$37,682	$25	$37,707

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2022	$31,868	$25	$31,893
Consolidated net income	1,530	—	1,530
Stock compensation expense	208	—	208
Distributions to parent	(1,094)	—	(1,094)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2023	32,512	23	32,535
Consolidated net income	1,814	1	1,815
Stock compensation expense	168	—	168
Contributions from parent	1	—	1
Distributions to parent	(1,201)	—	(1,201)
BALANCE, June 30, 2023	33,294	24	33,318
Consolidated net income	1,721	—	1,721
Stock compensation expense	164	—	164
Contributions from parent	72	—	72
Distributions to parent	(1,131)	—	(1,131)
BALANCE, September 30, 2023	$34,120	$24	$34,144

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,371	$5,066
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	6,483	6,486
Stock compensation expense	513	540
Noncash interest, net	10	(1)
Deferred income taxes	41	—
Other, net	279	200
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(99)	(15)
Prepaid expenses and other assets	(490)	(521)
Accounts payable, accrued liabilities and other	88	(146)
Receivables from and payables to related party	(216)	(33)
Net cash flows from operating activities	11,980	11,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,207)	(8,259)
Change in accrued expenses related to capital expenditures	510	110
Other, net	(369)	(327)
Net cash flows from investing activities	(8,066)	(8,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	17,388	14,591
Borrowings of equipment installment plan financing facility	1,000	—
Repayments of long-term debt	(19,899)	(14,385)
Payments for debt issuance costs	(27)	(18)
Repayments of loans payable - related parties, net	—	(3)
Distributions to parent	(2,410)	(3,426)
Contributions from parent	45	73
Distributions to noncontrolling interest	(2)	(2)
Other, net	66	30
Net cash flows from financing activities	(3,839)	(3,140)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	75	(40)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	471	392
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$546	$352

CASH PAID FOR INTEREST	$3,790	$3,645
CASH PAID FOR TAXES	$25	$25

As of September 30, 2024, cash, cash equivalents and restricted cash includes $29 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets.
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

Comprehensive income equaled net income attributable to CCO Holdings member for the three and nine months ended September 30, 2024 and 2023.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts payable – trade	$831	$887
Deferred revenue	467	509
Accrued and other current liabilities:
Programming costs	1,623	1,736
Labor	1,275	1,278
Capital expenditures	2,327	1,944
Interest	1,454	1,328
Other	2,456	2,503
	$10,433	$10,185

3.    Total Debt
A summary of our debt as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,178	$25,015	$27,250	$27,168	$24,750
Senior secured notes and debentures(a)	56,305	56,592	48,840	57,925	58,250	50,742
Credit facilities(b)	11,591	11,545	11,414	12,413	12,359	12,237
	$95,146	$95,315	$85,269	$97,588	$97,777	$87,729

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $836 million and $797 million as of September 30, 2024 and December 31, 2023, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $869 million and $828 million as of September 30, 2024 and December 31, 2023, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $5.5 billion as of September 30, 2024.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of September 30, 2024 and December 31, 2023 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In May 2024, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.5 billion of 6.100% senior secured notes due June 2029 at a price of 99.944% of the aggregate principal amount and $1.5 billion of 6.550% senior secured notes due June 2034 at a price of 99.755% of the aggregate principal amount. The net proceeds were used to fund a concurrent tender offer to repurchase $2.7 billion in aggregate principal amount of Charter Operating's 4.908% senior secured notes due July 2025, to prepay Charter Operating's outstanding Term B-1 Loan and to pay related fees and expenses. The transactions resulted in a gain on extinguishment of debt of approximately $9 million for the nine months ended September 30, 2024.

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

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 6.41% as of September 30, 2024. The EIP Financing Facility has a final maturity date of June 20, 2028, comprised of a one-year revolving loan period, subject to annual renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. SPV Borrower may borrow up to $1.25 billion under the EIP Financing Facility. As of September 30, 2024, the carrying value of the EIP Financing Facility was $998 million and is included in the Company’s consolidated balance sheets.

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

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of September 30, 2024, pledged EIP Receivables with an unpaid principal balance of $1.5 billion, included in accounts receivable, net and other noncurrent assets, and restricted cash of $29 million, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

5.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $456 million and $440 million and is included in other long-term liabilities on its consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

The effect of financial instruments are recorded in other expenses, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Change in fair value of cross-currency derivative instruments	$13	$6	$(16)	$54
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(92)	64	(81)	(14)
Gain (loss) on financial instruments, net	$(79)	$70	$(97)	$40

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

6.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Internet	$5,872	$5,776	$17,504	$17,227
Video	3,735	4,004	11,510	12,446
Voice	360	379	1,084	1,117
Mobile service	801	581	2,223	1,617
Residential revenue	10,768	10,740	32,321	32,407

Small and medium business	1,096	1,085	3,285	3,270
Enterprise	723	698	2,152	2,070
Commercial revenue	1,819	1,783	5,437	5,340

Advertising sales	452	384	1,240	1,123
Other	756	677	2,161	2,026
	$13,795	$13,584	$41,159	$40,896

As of September 30, 2024 and December 31, 2023, accounts receivable, net on the consolidated balance sheets includes approximately $864 million and $673 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $910 million and $687 million of noncurrent equipment installment plan receivables, respectively.

7.     Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Programming	$2,336	$2,595	$7,378	$8,134
Other costs of revenue	1,604	1,385	4,600	4,080
Costs to service customers	2,130	2,142	6,205	6,306
Sales and marketing	952	912	2,784	2,753
Other expense	1,294	1,290	3,969	3,947
	$8,316	$8,324	$24,936	$25,220

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, video, voice and mobile services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Costs to service customers include costs related to field operations, network operations and customer operations for the Company’s products, including mobile, sold to non-bulk residential and small and medium business ("SMB") customers including internal and third-party labor for the non-capitalizable portion of installations, service and repairs, maintenance, bad debt expense, billing and collection, occupancy and vehicle costs. Sales and

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

marketing costs represent the costs of selling and marketing our Internet, video, voice and mobile services to current and potential non-bulk residential and SMB customers, including labor cost. Other expense includes indirect costs associated with Spectrum Enterprise, Spectrum Reach, Spectrum Networks and Spectrum Community Solutions, including sales and marketing and bad debt expenses as well as corporate overhead and stock compensation expense, among others.

8.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Special charges, net	$6	$80	$80	$42
(Gain) loss on disposal of assets, net	15	10	(33)	4
	$21	$90	$47	$46

Special charges, net primarily includes severance costs and net amounts of litigation settlements.

(Gain) loss on disposal of assets, net includes a $67 million gain on sale of towers during the nine months ended September 30, 2024.

9.     Other Expenses, Net

Other expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain on extinguishment of debt (see Note 3)	$—	$—	$9	$—
Gain (loss) on financial instruments, net (see Note 5)	(79)	70	(97)	40
Net periodic pension benefits	2	2	4	5
Loss on equity investments, net	(86)	(87)	(249)	(237)
	$(163)	$(15)	$(333)	$(192)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	16,900	9,500	1,375,300	4,266,700
Restricted stock	—	—	13,400	10,300
Restricted stock units	14,100	10,900	1,113,900	1,546,800

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

As of September 30, 2024, total unrecognized compensation remaining to be recognized in future periods totaled $335 million for stock options, $2 million for restricted stock and $484 million for restricted stock units and the weighted average period over which they are expected to be recognized is two years for stock options, seven months for restricted stock and two years for restricted stock units.

The Company recorded stock compensation expense of $146 million and $513 million for the three and nine months ended September 30, 2024, respectively, and $164 million and $540 million for the three and nine months ended September 30, 2023, respectively, which is included in operating costs and expenses.

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

We are a leading broadband connectivity company and cable operator with services available to more than 58 million homes and businesses in 41 states through our Spectrum brand. Over an advanced communications network, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach delivers tailored advertising and production for the modern media landscape. We also distribute award-winning news coverage and sports programming to our customers through Spectrum Networks.

Overview

During the third quarter of 2024, we lost 110,000 Internet customers while adding 545,000 mobile lines. Our Internet customer growth was challenged by the end of the Federal Communications Commission’s Affordable Connectivity Program ("ACP"), lower customer move rates and the competitive environment. While our retention programs for the customers impacted by the end of ACP subsidies have been successful in retaining the vast majority of ACP customers, the end of the ACP subsidy program has been disruptive to our business and resulted in customer losses during the quarter. We expect to see additional one-time impacts on customer net gains, revenue per customer and bad debt in the fourth quarter of this year.

Our mobile line growth continued to benefit from our Spectrum One offering and new offerings launched in 2024, including our Anytime Upgrade offering and Phone Balance Buyout program. Our Spectrum One offering provides a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in a high-value package. Anytime Upgrade allows certain customers to upgrade their devices whenever they want, eliminating traditional wait times, upgrade fees and condition requirements. Our Phone Balance Buyout program makes switching mobile providers easier by helping customers pay off balances on ported lines.

We spent $581 million and $1.6 billion on our subsidized rural construction initiative during the three and nine months ended September 30, 2024 and activated approximately 114,000 and 276,000 subsidized rural passings, respectively. We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint. Our network evolution initiative is progressing. We are upgrading our network to deliver symmetrical and multi-gigabit speeds across our footprint and recently began offering symmetrical speeds in our first high split markets. In 2024, we began offering certain programmer streaming applications including, among others, Disney+, ESPN+, ViX Premium and Paramount+ to customers in certain packages and reached agreements with several other programmers that will add Max, Discovery+, Peacock, BET+, AMC+ and Tennis Channel Plus in certain packages. We now have completed deals with every major programmer to create better flexibility and greater value to our customers by including programmer streaming apps with our Spectrum TV services at no additional cost. We also continue to evolve our video product and are deploying Xumo stream boxes ("Xumo") to new video customers. Xumo combines a live TV experience with access to hundreds of content applications, and features unified search and discovery, along with a curated content offering based on a customer’s interests and subscriptions. In September, we launched our Life Unlimited brand platform which includes a new customer commitment that provides performance and service benchmarks and a new and simplified pricing structure designed to drive more value into our relationships.

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

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Revenues	$13,795	$13,584	1.6%	$41,159	$40,896	0.6%
Adjusted EBITDA	$5,625	$5,424	3.7%	$16,736	$16,216	3.2%
Income from operations	$3,320	$3,047	9.0%	$9,693	$9,144	6.0%

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

Growth in total revenue was primarily due to higher average revenue per customer and mobile line growth partly offset by lower customers. Adjusted EBITDA and income from operations growth was driven by growth in revenue and decreases in operating costs and expenses, primarily programming expense, partly offset by an increase in mobile device and other mobile direct costs.

The following table summarizes our customer statistics for Internet, video, voice and mobile as of September 30, 2024 and 2023 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2024 (a)	2023 (a)
Customer Relationships (b)
Residential	29,465	30,012
SMB	2,223	2,224
Total Customer Relationships	31,688	32,236

Monthly Residential Revenue per Residential Customer (c)	$121.47	$119.28
Monthly SMB Revenue per SMB Customer (d)	$164.38	$162.94

Internet
Residential	28,205	28,606
SMB	2,052	2,043
Total Internet Customers	30,257	30,649

Video
Residential	12,437	13,751
SMB	578	628
Total Video Customers	13,015	14,379

Voice
Residential	5,895	6,960
SMB	1,263	1,296
Total Voice Customers	7,158	8,256

Mobile Lines (e)
Residential	9,057	6,987
SMB	297	233
Total Mobile Lines	9,354	7,220

Enterprise Primary Service Units ("PSUs") (f)	315	298

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of September 30, 2024 and 2023, customers include approximately 127,300 and 143,300 customers, respectively, whose accounts were over 60 days past due, approximately 11,900 and 53,400 customers, respectively, whose accounts were over 90 days past due and approximately 11,800 and 261,700 customers, respectively, whose accounts were over 120 days past due. The decrease in accounts past due is predominately due to revisions to customer account balances associated with the end of the ACP, including balance write-offs and conversion to payment plans. Bad debt expense associated with these past due accounts was predominantly reflected in our consolidated statements of operations in prior periods.
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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$13,795	$13,584	$41,159	$40,896

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,316	8,324	24,936	25,220
Depreciation and amortization	2,138	2,123	6,483	6,486
Other operating expenses, net	21	90	47	46
	10,475	10,537	31,466	31,752
Income from operations	3,320	3,047	9,693	9,144

Other Income (Expenses):
Interest expense, net	(1,301)	(1,297)	(3,926)	(3,843)
Other expenses, net	(163)	(15)	(333)	(192)
	(1,464)	(1,312)	(4,259)	(4,035)

Income before income taxes	1,856	1,735	5,434	5,109
Income tax benefit (expense)	3	(14)	(63)	(43)
Consolidated net income	1,859	1,721	5,371	5,066
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(1)

Net income attributable to CCO Holdings member	$1,858	$1,721	$5,369	$5,065

Revenues. Total revenues grew $211 million and $263 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to growth in mobile lines, average revenue per customer and advertising sales, partly offset by lower customers. Revenue growth was also favorably impacted by $68 million of total customer credits in the prior year period related to the temporary loss of Disney programming during the third quarter of 2023.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Internet	$5,872	$5,776	1.7%	$17,504	$17,227	1.6%
Video	3,735	4,004	(6.7)%	11,510	12,446	(7.5)%
Voice	360	379	(5.0)%	1,084	1,117	(3.0)%
Mobile service	801	581	37.6%	2,223	1,617	37.5%
Residential revenue	10,768	10,740	0.3%	32,321	32,407	(0.3)%

Small and medium business	1,096	1,085	1.0%	3,285	3,270	0.4%
Enterprise	723	698	3.7%	2,152	2,070	4.0%
Commercial revenue	1,819	1,783	2.0%	5,437	5,340	1.8%

Advertising sales	452	384	18.1%	1,240	1,123	10.5%
Other	756	677	11.6%	2,161	2,026	6.6%
	$13,795	$13,584	1.6%	$41,159	$40,896	0.6%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Increase related to rate and product mix changes	$159	$348
Decrease in average residential Internet customers	(63)	(71)
	$96	$277

The increase related to rate and product mix was primarily due to promotional rate step-ups and rate adjustments, partly offset by retention offers extended to customers that previously received an ACP subsidy. Residential Internet customers decreased by 401,000 customers from September 30, 2023 to September 30, 2024.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Decrease in average residential video customers	$(394)	$(1,071)
Increase related to rate and product mix changes	125	135
	$(269)	$(936)

Residential video customers decreased by 1,314,000 from September 30, 2023 to September 30, 2024. The increase related to rate and product mix was primarily due to promotional rate step-ups, video rate adjustments that pass-through programming rate increases and $63 million of customer credits related to the temporary loss of Disney programming in the third quarter of 2023, partly offset by a higher mix of lower priced video packages within our video customer base and costs allocated to programmer streaming apps which are netted within video revenue.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Decrease in average residential voice customers	$(58)	$(159)
Increase related to rate adjustments	39	126
	$(19)	$(33)

Residential wireline voice customers decreased by 1,065,000 customers from September 30, 2023 to September 30, 2024.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Increase in average residential mobile lines	$183	$581
Increase related to rate	37	25
	$220	$606

Residential mobile lines increased by 2,070,000 mobile lines from September 30, 2023 to September 30, 2024. The increase related to rate is primarily related to successful conversion of free lines.

The increase in SMB revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Increase in average SMB customers	$1	$8
Increase related to rate and product mix changes	10	7
	$11	$15

SMB customers decreased by 1,000 from September 30, 2023 to September 30, 2024.

Enterprise revenues increased $25 million and $82 million during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to an increase in Internet PSUs. Enterprise PSUs increased 17,000 from September 30, 2023 to September 30, 2024.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $68 million and $117 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023 primarily due to an increase in political ad revenue and advanced advertising partly offset by lower local ad revenue.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $79 million and $135 million during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to higher mobile device sales.

Operating costs and expenses. The decrease in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Programming	$(259)	$(756)
Other costs of revenue	219	520
Costs to service customers	(12)	(101)
Sales and marketing	40	31
Other	4	22
	$(8)	$(284)

Programming costs were approximately $2.3 billion and $2.6 billion for the three months ended September 30, 2024 and 2023, representing 28% and 31% of total operating costs and expenses, respectively, and $7.4 billion and $8.1 billion for the nine months ended September 30, 2024 and 2023, representing 30% and 32% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer video customers and a higher mix of lower cost video packages within our video customer base as well as costs allocated to programmer streaming apps which are netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent as well as a $61 million benefit related to the temporary loss of Disney programming during the third quarter of 2023.

Other costs of revenue increased $219 million and $520 million during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Costs to service customers decreased $12 million and $101 million during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to lower labor costs.

The increase in other expense is attributable to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Corporate costs	$2	$22
Costs to sell and service bulk properties	11	18
Stock compensation expense	(18)	(27)
Other	9	9
	$4	$22

Depreciation and amortization. Depreciation and amortization expense increased by $15 million and decreased by $3 million during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Special charges, net	$(74)	$38
(Gain) loss on disposal of assets, net	5	(37)
	$(69)	$1

See Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $4 million and $83 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023 primarily due to an increase in weighted average interest rates.

Other expenses, net. The change in other expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Gain on extinguishment of debt (see Note 3)	$—	$9
Gain (loss) on financial instruments, net (see Note 5)	(149)	(137)
Net periodic pension benefits	—	(1)
Loss on equity investments, net	1	(12)
	$(148)	$(141)

See Note 9 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax benefit (expense). We recognized income tax benefit of $3 million and income tax expense of $63 million for the three and nine months ended September 30, 2024, respectively, and income tax expense of $14 million and $43 million for the three and nine months ended 2023, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member increased $137 million and $304 million during the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $373 million and $1.1 billion for the three and nine months ended September 30, 2024, respectively, and $345 million and $1.1 billion for the three and nine months ended 2023, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to CCO Holdings member	$1,858	$1,721	$5,369	$5,065
Plus: Net income attributable to noncontrolling interest	1	—	2	1
Interest expense, net	1,301	1,297	3,926	3,843
Income tax (benefit) expense	(3)	14	63	43
Depreciation and amortization	2,138	2,123	6,483	6,486
Stock compensation expense	146	164	513	540
Other, net	184	105	380	238
Adjusted EBITDA	$5,625	$5,424	$16,736	$16,216

Net cash flows from operating activities	$4,339	$4,085	$11,980	$11,576
Less: Purchases of property, plant and equipment	(2,563)	(2,961)	(8,207)	(8,259)
Change in accrued expenses related to capital expenditures	277	114	510	110
Free cash flow	$2,053	$1,238	$4,283	$3,427

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

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of September 30, 2024 was $95.1 billion, consisting of $11.6 billion of credit facility debt, $56.3 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt market and the high yield debt market.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $2.1 billion and $4.3 billion for the three and nine months ended September 30, 2024, respectively, and $1.2 billion and $3.4 billion for the three and nine months ended September 30, 2023, respectively. See the table below for factors impacting free cash flow during the three and nine months ended September 30, 2024 compared to the corresponding prior periods. As of September 30, 2024, the amount available under our credit facilities was approximately $5.5 billion and cash on hand was approximately $517 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter's leverage ratio was 4.2 times Adjusted EBITDA as of September 30, 2024. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three and nine months ended September 30, 2024, Charter purchased in the public market approximately 0.3 million and 2.7 million shares of Charter Class A common stock, respectively, for approximately $108 million and $822 million, respectively, and during the three and nine months ended September 30, 2023, Charter purchased in the public market approximately 1.8 million and 5.0 million shares of Charter Class A common stock, respectively, for approximately $776 million and $1.9 billion, respectively. Since the beginning of its buyback program in September 2016 through September 30, 2024, Charter has purchased approximately 162.3 million shares of Class A common stock and Charter Holdings common units for approximately $73.3 billion, including purchases from Liberty Broadband and Advance/Newhouse Partnership ("A/N") discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “LBB Letter Agreement”). The LBB Letter Agreement implements Liberty Broadband’s obligations under the Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”) to participate in share repurchases by Charter. Under the LBB Letter Agreement, Liberty Broadband will sell to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it does not exceed the ownership cap then applicable to Liberty Broadband under the Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. During the three and nine months ended September 30, 2024, Charter purchased from Liberty Broadband 0.4 million and 0.7 million shares of Charter Class A common stock, respectively, for approximately $110 million and $226 million, respectively, and 0.1 million shares of Charter Class A common stock for approximately $42 million during the nine months ended September 30, 2023.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three and nine months ended September 30, 2024, Charter Holdings purchased from A/N 0.1 million and 0.6 million Charter Holdings common units, respectively, for approximately $44 million and $185 million, respectively, and during the three and nine months ended September 30, 2023, Charter Holdings purchased from A/N 0.2 million and 0.7 million Charter Holdings common units, respectively, for approximately $78 million and $254 million, respectively.

As of September 30, 2024, Charter had remaining board authority to purchase an additional $599 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow increased $815 million and $856 million during the three and nine months ended September 30, 2024, respectively, compared to the corresponding prior periods in 2023 due to the following (dollars in millions):

	Three months ended September 30, 2024 compared to three months ended September 30, 2023	Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Changes in working capital, excluding mobile devices	$275	$647
Increase in Adjusted EBITDA	201	520
Decrease in capital expenditures	398	52
Changes in working capital, mobile devices	(160)	11
Decrease (increase) in cash paid for interest, net	20	(145)
Other, net	81	(229)
	$815	$856

Other, net primarily includes the payment of a litigation settlement during the nine months ended September 30, 2024 compared to the corresponding period in 2023.

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $285 million, incurred by a single-asset special purpose entity to finance construction of the first building of the Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

In June 2024, a bankruptcy remote special purpose vehicle and our consolidated subsidiary, CCO EIP Financing, LLC, (the “SPV Borrower”) entered into a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”). Borrowings under the EIP Financing Facility are secured by the EIP Receivables transferred to the SPV Borrower, future collections on such EIP Receivables, and related assets consisting primarily of restricted cash. We and our other subsidiaries do not guarantee any principal or interest payable by SPV Borrower under the EIP Financing Facility and SPV Borrower is not a guarantor of the Guaranteed and Secured Debt. As of September 30, 2024, the carrying value of the EIP Financing Facility was $998 million and is included in our consolidated balance sheets. As of September 30, 2024, pledged EIP Receivables with an unpaid principal balance of $1.5 billion, included in accounts receivable, net and other noncurrent assets, and restricted cash of $29 million, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in our consolidated balance sheets.

See Note 8 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details about the terms, conditions and other factors that may affect payments to holders and the collateral arrangements of the Guaranteed and Secured Debt.

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

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of September 30, 2024, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on September 30, 2024 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $517 million and $471 million in cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively. In addition, we held $29 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of September 30, 2024.

Operating Activities. Net cash provided by operating activities increased $404 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to favorable changes in working capital and an increase in Adjusted EBITDA, partly offset by the payment of litigation settlements in 2024 and an increase in cash paid for interest.

Investing Activities. Net cash used in investing activities was $8.1 billion and $8.5 billion for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used was primarily driven by an increase in changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities increased $699 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in the amount by which repayments of long-term debt exceeded borrowings, partly offset by a decrease in distributions to parent companies.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.6 billion and $8.2 billion for the three and nine months ended September 30, 2024, respectively, and $3.0 billion and $8.3 billion for the three and nine months ended September 30, 2023, respectively.  The decrease was primarily driven by a decrease in customer premise equipment and, during the three months ended September 30, 2024 as compared to the corresponding prior year period, lower spend on network evolution. The nine months ended September 30, 2024 was also impacted by an increase in line extensions in connection with our subsidized rural construction initiative as compared to the corresponding prior year period. See the table below for more details.

We currently expect full year 2024 capital expenditures to total approximately $11.5 billion, including line extensions of approximately $4.3 billion and network evolution spend of approximately $1.1 billion. The actual amount of capital expenditures in 2024 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and growth rates in our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures increased by $510 million and $110 million for the nine months ended September 30, 2024 and 2023, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2024 and 2023. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer premise equipment (a)	$400	$659	$1,597	$1,772
Scalable infrastructure (b)	321	308	1,011	1,015
Upgrade/rebuild (c)	358	509	1,228	1,190
Support capital (d)	403	420	1,212	1,245
Capital expenditures, excluding line extensions	1,482	1,896	5,048	5,222

Subsidized rural construction line extensions	577	498	1,569	1,398
Other line extensions	504	567	1,590	1,639
Total line extensions (e)	1,081	1,065	3,159	3,037
Total capital expenditures	$2,563	$2,961	$8,207	$8,259

Of which:
Commercial services	$346	$403	$1,103	$1,179
Subsidized rural construction initiative (f)	$581	$512	$1,575	$1,444
Mobile	$58	$76	$181	$235

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

During the quarter ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: November 1, 2024		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: November 1, 2024		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

22.1	Issuers and Guarantors of Guaranteed Securities and Affiliate Securities Pledged as Collateral.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from CCO Holdings, LLC Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, filed with the Securities and Exchange Commission on November 1, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member's Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1