Form 10-K
period 2024-12-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2025-01-31
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of December 31, 2024: 1

Documents Incorporated By Reference: None

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2024

This annual report on Form 10-K is for the year ended December 31, 2024. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading “Business” and in Part II. Item 7. under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under “Risk Factors” and in Part II. Item 7. under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases,” “grow,” “focused on” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•our ability to sustain and grow revenues and cash flow from operations by offering Internet, video, mobile, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our service areas and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;
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
•our ability to comply with all covenants in our indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions;
•our ability to satisfy the conditions to consummate the Liberty Broadband combination and/or to consummate the Liberty Broadband combination in a timely manner or at all;
•the risks related to us being restricted in the operation of our business while the Liberty Broadband merger agreement is in effect; and
•other risks related to the Liberty Broadband combination as described herein and in the definitive joint proxy statement/prospectus with respect to the combination, filed by Charter Communications, Inc. on January 22, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1. Business.

Introduction

We are a leading broadband connectivity company and cable operator with services available to an estimated 57 million homes and businesses in 41 states through our Spectrum® brand. Over an advanced communications network, we offer a full range of state-of-the-art residential and business services including Spectrum Internet®, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise® provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. We also distribute award-winning news coverage and sports programming to our customers through Spectrum Networks.

CCO Holdings is a holding company whose principal assets are the equity interests in its operating subsidiaries. CCO Holdings is a direct subsidiary of CCH I Holdings, LLC, which is an indirect subsidiary of Charter Communications, Inc. (“Charter”), Charter Communications Holdings, LLC (“Charter Holdings”) and Spectrum Management Holding Company, LLC.

Our strategy is focused on utilizing our high bandwidth connectivity network to deliver high-quality, competitively priced products, with outstanding service, allowing us to increase both the number of customers we serve over our network and the number of products we sell to each customer. This combination also reduces the number of service transactions we perform per relationship, yielding higher customer satisfaction and lower customer churn, which results in lower costs to acquire and serve customers and greater profitability.

Products

We continue to evolve our connectivity network to offer symmetrical and multi-gigabit Internet speeds across our entire footprint and have launched symmetrical Internet service in eight markets and 2x1 Gbps service in two markets. Advanced WiFi, a managed WiFi service that provides customers an optimized home network while providing greater control of connected devices with enhanced security and privacy, is available to all Internet customers. Spectrum Mobile® is available to all new and existing Internet customers and offers plans that include 5G access, do not require contracts and include taxes and fees in the price. We continue to innovate our video product and recently transformed all of our affiliation agreements with major programmers. These new agreements give us greater overall packaging flexibility and the ability to include the ad-supported versions of key programmer streaming applications within our video packages along with the ability to upgrade to ad-free versions and to sell those applications to customers a la carte for a seamless entertainment experience. Together with our Xumo Stream Boxes (“Xumo”), our goal is to deliver utility and value for our customers, irrespective of how they want to view content, and better and more stable economics for our programming partners and us.

Pricing & Packaging and Customer Commitments

Our fully deployed high-bandwidth network offers ubiquitous and seamless connectivity products. It removes barriers and creates opportunities for customers, in every aspect of their lives, which led us to our new brand platform, Life Unlimited™. As part of the new brand platform, which we launched in the fall of 2024, we also launched a new, simplified pricing strategy that better utilizes our seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive customer and financial growth. Additionally, we announced new customer commitments, focused on reliable connectivity, transparency, exceptional service and a focus on always improving. Through reliable connectivity, we are committed to keeping our customers connected 100% of the time and promptly resolving issues. Transparency at every step means we are committed to clear and simple pricing and timely service updates, and we will take responsibility when things go wrong. Through exceptional service, we are committed to providing exceptional customer experiences. And finally, always improving means we act on our customers' feedback to improve our products and customer service.

Network Evolution

Our network and product evolution plan continues to progress, with a clear path to delivering symmetrical and multi-gig speeds to our customers across our footprint, meeting the needs of today and anticipating the growing demand for faster speeds for years to come. We continue to expand the capacity of our hybrid fiber coaxial network using a number of technologies, including spectrum expansion, initially to 1.2 GHz and then to 1.8 GHz, changing the bandwidth allocation to a "high split" to increase upstream speeds, Distributed Access Architecture ("DAA") and DOCSIS 4.0 technology. Through this process, which we expect to complete in 2027, we will transform our network to enable multi-gigabit data speeds to customers. Those faster speeds will be offered in conjunction with our Spectrum Mobile product and Advanced WiFi, providing customers seamless and convenient, ultra-fast converged connectivity in attractively priced packages.

Expansion

Since inception in the beginning of 2022, we have spent $5.5 billion on our subsidized rural construction initiative and activated approximately 813,000 passings. Rural builds present strategic footprint expansion opportunities to unserved and underserved passings. Our rural investments will allow us to offer a suite of broadband connectivity services, including fixed Internet, WiFi and mobile to unserved areas in states where we currently operate. To accomplish all of this, we have invested in new teams, new training and new equipment. These investments will allow us to generate long-term infrastructure-style returns by taking further advantage of our scale efficiencies, network quality and construction capabilities, while offering our high-quality products and services to more homes and businesses.

Our principal executive offices are located at 400 Washington Blvd., Stamford, Connecticut 06902. Our telephone number is (203) 905-7801, and Charter has a website accessible at ir.charter.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on Charter’s website free of charge as soon as reasonably practicable after they have been filed. The information posted on Charter’s website is not incorporated into this annual report.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect parents and subsidiaries. The chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below for Charter Holdings are approximations. Indebtedness amounts shown below are principal amounts as of December 31, 2024. See Note 8 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

Public Stockholders
Charter Communications, Inc.
("Charter")
100%
Advance/Newhouse Partnership
("A/N")
(Intermediate holding companies)
89.6%
10.4%
Exchangeable common units representing
approximately 10.4% common equity interest
with voting rights on an if-exchanged basis
Charter Communications Holdings, LLC
("Charter Holdings")
(Intermediate holding companies)
CCO Holdings, LLC ("CCO Holdings")
CCO Holdings Capital Corp. ("CCO Holdings Capital")
(Co-issuers of $27.3 billion principal amount of senior notes)
Charter Communications Operating, LLC ("Charter Operating")/
Charter Communications Operating Capital Corp. ("CCO Capital")
(Borrowers under $10.3 billion credit facilities and co-issuers of
$45.4 billion principal amount of senior secured notes)
Time Warner Cable, LLC
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

Footprint

We operate in geographically diverse areas which are managed centrally on a consolidated level. The map below highlights our footprint along with our planned rural expansion over the span of the initiative based on grants awarded as of December 31, 2024.

Legend
CURRENT CHARTER FOOTPRINT
RURAL CONSTRUCTION INITIATIVE - CONSTRUCTION IN PROGRESS

Products and Services

We offer our customers subscription-based Internet, video, mobile and voice services, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive our services. Bundled services, including some combination of our Internet, video, mobile and/or voice products are available to substantially all of our passings.

The following table summarizes our customer statistics for Internet, video, mobile and voice as of December 31, 2024 and 2023 (in thousands except per customer data and footnotes).

	Approximate as of
	December 31,
	2024 (a)	2023 (a)
Customer Relationships (b)
Residential	29,258	29,904
Small and Medium Business ("SMB")	2,215	2,222
Total Customer Relationships	31,473	32,126

Monthly Residential Revenue per Residential Customer (c)	$121.04	$119.89
Monthly SMB Revenue per SMB Customer (d)	$164.08	$163.64

Internet
Residential	28,034	28,544
SMB	2,046	2,044
Total Internet Customers	30,080	30,588

Video
Residential	12,327	13,503
SMB	565	619
Total Video Customers	12,892	14,122

Mobile Lines (e)
Residential	9,568	7,519
SMB	315	247
Total Mobile Lines	9,883	7,766

Voice
Residential	5,636	6,712
SMB	1,248	1,293
Total Voice Customers	6,884	8,005

Enterprise Primary Service Units ("PSUs") (f)	319	303

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of December 31, 2024 and 2023, customers include approximately 102,500 and 135,800 customers, respectively, whose accounts were over 60 days past due, approximately 12,100 and 54,700 customers, respectively, whose accounts were over 90 days past due, and approximately 13,600 and 286,000 customers, respectively, whose accounts were over 120 days past due. The decrease in accounts past due is predominately due to revisions to customer account balances associated with the end of the Federal Communications Commission's (“FCC”) Affordable Connectivity Program ("ACP"), including balance write-offs and conversion to payment plans.
(b)Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, video, mobile and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude enterprise and mobile-only customer relationships.
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

Residential Services

Connectivity Services

We provide our customers with a suite of broadband connectivity services, including fixed Internet, WiFi and mobile, which when bundled together provides our customers with a differentiated converged connectivity experience while saving consumers money.

We offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint. Spectrum Internet bundled with our in-home Advanced WiFi allows multiple people within a single household to stream high definition (“HD”) video content while simultaneously using our Internet service for other purposes including two-way video conferencing, gaming and virtual reality, among other things.

Our in-home WiFi product provides our Internet customers with high performance wireless routers and a managed WiFi service to maximize their wireless Internet experience. We offer Advanced WiFi service across all of our footprint along with WiFi 6E routers capable of delivering speeds over 2 Gbps. In 2024, we began offering WiFi 7 routers capable of delivering speeds over 10 Gbps. With Advanced WiFi, customers enjoy a cloud-optimized WiFi connection and have the ability to view and control their WiFi network through our Spectrum app (“My Spectrum® App”). The service enables parental control schedules and Spectrum Security Shield which is automatically enabled and protects all devices in the home using network-based security. Customers also have the option to add Spectrum WiFi pods to Advanced WiFi. WiFi pods are small, discreet access points that plug into electrical outlets in the home, providing broader and more consistent WiFi coverage.

We also offer the capabilities of the Advanced WiFi service to MDUs as Advanced Community WiFi (“ACW”). With ACW, tenants receive the same visibility and control over their apartment’s WiFi networks through the My Spectrum App, while building managers are able to see and manage the entire building’s network through a purpose-built property service portal. In 2024, we began offering to MDUs and bulk single-family communities Spectrum Ready, which allows customers to set up Spectrum Internet with Advanced WiFi and video services in their home without ordering equipment or scheduling installation through permanent WiFi routers already installed in the property. New residents simply scan a QR code and confirm services through a new or existing Spectrum account.

Our Spectrum Mobile service is offered to customers subscribing to our Internet service and uses the customers’ private WiFi, our Spectrum Mobile network (comprised of out-of-home WiFi access points across our footprint combined with out-of-home WiFi access points from other networks with which we partner) as well as leveraging the cellular network of Verizon Communications Inc. ("Verizon"). We leverage the Verizon cellular network to provide nationwide coverage including unlimited calls, text and data using Verizon’s fourth generation and fifth generation (“5G”) service including their 5G ultra-wide band services. Spectrum Mobile also uses Verizon’s international roaming partner network to ensure customers have coverage around the globe. Customers can use their Spectrum Mobile device to connect to their Spectrum WiFi, which increases speeds and provides a superior experience while in the home and on-the-go via the Spectrum Mobile network. In addition, we continue to focus on improving the customer experience and integrating our mobile and fixed Internet products with enhancements such as Spectrum Mobile Speed Boost (“Speed Boost”). Customers are eligible for Speed Boost if they have both Spectrum Mobile and Spectrum Internet, a DOCSIS 3.1 modem and an Advanced WiFi router. When connected on their Spectrum Mobile device through Advanced WiFi service, customers are now experiencing the fastest overall speeds up to 1 Gbps.

We provide wireline voice communications services using voice over Internet protocol (“VoIP”) technology to transmit digital voice signals over our network. Our voice services include unlimited local and long distance calling to the United States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. We also offer Call Guard, an advanced caller ID and robocall blocking solution, for our residential and SMB voice customers. Call Guard reduces customer frustration and improves security by blocking malicious calls while ensuring our customers continue to receive the legitimate automated calls they need from schools or healthcare providers.

Video Services

We provide our customers with a choice of video programming services on a variety of platforms including through a digital Spectrum Receiver or an Internet Protocol ("IP") device. Video customers have access to a variety of programming packages with approximately 375 channels available in home and out of home allowing our customers to access the programming they want, when they want it, on any device. In 2024, we began offering certain seamless entertainment applications including, among others, Max, Disney+, ESPN+, Paramount+, ViX Premium and Tennis Channel Plus to customers in certain packages and reached agreements with several other programmers that will add Discovery+, Peacock, AMC+ and BET+ in certain packages in 2025. We now have completed deals with every major programmer to deliver better flexibility and greater value to our customers by including seamless entertainment applications with our Spectrum TV® services at no additional cost.

Our video service also includes access to an interactive programming guide with parental controls, video on demand (“VOD”) and pay-per-view services. VOD service allows customers to select from approximately 100,000 titles at any time. VOD programming options may be accessed at no additional cost if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis, included in a digital tier premium channel subscription, or for a monthly fee. Pay-per-view channels allow customers with a set-top box to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis. We also offer digital video recorder (“DVR”) service that enables customers to digitally record programming and to pause and rewind live programming on set-top boxes. Our cloud DVR service allows customers to schedule, record and watch their favorite programming anytime from the Spectrum TV app as well as SpectrumTV.com.

We continue to deploy our Xumo stream boxes to new video customers. Xumo combines a live TV experience with access to hundreds of content applications and features unified search and discovery along with a curated content offering based on the customer's interests and subscriptions. Combined with our Spectrum TV app, Xumo is now our preferred go-to-market platform for new video sales.

Customers are increasingly accessing their subscription video content through our highly rated Spectrum TV app via mobile devices and connected IP devices, such as Xumo, Apple TV, Roku and Samsung TV. Access to the Spectrum TV app is included in all Spectrum TV video plans. The Spectrum TV app allows users to stream content across a growing number of platforms as well as access their full TV lineup and watch on demand content. It also supports DVR functionality through our cloud DVR offering.

Commercial Services

We offer scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

Spectrum Business offers Internet, video, mobile and voice services to SMBs over our hybrid fiber coaxial network. We also offer Advanced WiFi service to SMBs, which leverages the residential platform features, including Security Shield, with features specific to small and medium-size business such as a guest service set identifier (“SSID”). Spectrum Business includes a full range of video programming and offers Internet speeds up to 1 Gbps across our entire footprint. Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and voice services through either a traditional voice offering or hosted voice solution. Spectrum Business Connect is an SMB communications solution that includes Spectrum Internet, voice and complementary mobility features allowing our customers’ remote and office employees to stay more easily connected regardless of their location. We also offer Wireless Internet Backup to our SMB customers which is designed to enhance and protect Internet service for SMBs in the event of a network disruption.

Enterprise

Spectrum Enterprise offers tailored connectivity, communications and managed service solutions over a high-capacity last-mile network with speeds up to 100 Gbps to larger businesses and government entities (local, state and federal), in addition to wholesale services to mobile and wireline carriers. The Spectrum Enterprise product portfolio includes connectivity services such as Internet Access (fiber, coax and wireless delivered); Wide Area Network (“WAN”) services (Ethernet, Software Defined (“SD”)-WAN and cloud connectivity) that privately and securely connect geographically dispersed customer locations and cloud service providers; and Managed Service solutions which address a wide range of enterprise networking (e.g. routing,

Local Area Network (“LAN”), WiFi) and security (e.g. firewall, Distributed Denial of Service (“DDoS”) protection) challenges. To meet the communications needs of these more sophisticated customers, Spectrum Enterprise also offers an array of voice trunking services and unified messaging, communications and collaboration products. We offer Unified Communications services integrated with our connectivity and managed services to give customers more choices for enhancing their digital experience across locations and devices. In addition, Spectrum Enterprise offers a wide range of video solutions targeting unique needs of customers across multiple industries with a specific focus on hospitality, healthcare, government and education. Spectrum Enterprise serves businesses nationally by combining its large serviceable footprint with a robust portfolio of fiber lit buildings and a significant wholesale partner network. As a result, these customers benefit by obtaining advanced solutions from a single provider who is committed to an exceptional customer experience and who delivers compelling value by simplifying procurement and offering competitive pricing potentially reducing our customers' costs.

Advertising Services

Our advertising sales division, Spectrum Reach, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks, various streaming services and numerous advanced advertising platforms. We receive revenues from the sale of local advertising across various platforms for networks such as TBS, CNN and ESPN. We insert local advertising on up to 100 channels in over 90 markets and on multiple streaming services/free advertising-supported streaming television (“FAST”) channels including Amazon, Xumo and others. Our large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Our size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

Available advertising time is generally sold by our advertising sales force. In some service areas, we have formed advertising interconnects or entered into representation agreements with other video distributors, including, among others, Verizon, DirecTV and Comcast, under which we sell advertising on behalf of those operators. In other service areas, we enter into representation agreements under which another operator in the area will sell advertising on our behalf. These arrangements enable us and our partners to represent and deliver commercials on their inventory across wider geographic areas, replicating the reach of local broadcast television stations to the extent possible. In addition, we enter into interconnect agreements from time to time with other cable operators, which, on behalf of a number of video operators, sell advertising time to national and regional advertisers in individual or multiple service areas.

Additionally, we sell the advertising inventory of our owned and operated local sports and news channels, of our regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming and of SportsNet LA, a regional sports network that carries Los Angeles Dodgers’ baseball games and other sports programming.

In conjunction with other multichannel video programming distributors (“MVPDs”), Spectrum Reach enables multi-channel cable networks (e.g. AMC, Univision) to deploy household addressability on their own inventory in our footprint, charging them an enablement fee. Our fully deployed Audience App, which uses our proprietary set-top box viewership data (all anonymized and aggregated), allows us to create data-driven linear TV campaigns for local advertisers. Spectrum Reach also offers a programmatic sales platform allowing advertising agencies and advertisers to buy inventory in a fully automated way. Streaming TV, which is largely comprised of Spectrum TV app impressions, as well as those from numerous over-the-top streaming content providers, is part of our suite of advanced advertising products available to the marketplace. Additionally, Spectrum Reach purchases third-party inventory in our markets when needed. Spectrum Reach is also now employing multi-screen deterministic attribution services for television and streaming services that lets advertisers know the effectiveness of their advertising on Spectrum Reach’s platform.

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

News Channels

We own and manage over 30 local news channels, including Spectrum News NY1® and Spectrum News SoCal, 24-hour news channels focused on New York City and Los Angeles, respectively. Our local news channels connect the diverse communities and neighborhoods we serve providing 24/7 news, weather and community content focused on hyperlocal stories that address the deeper needs and interests of our customers. Customers can also read, watch and listen to news stories by our Spectrum News journalists and local partner publications on their mobile device on our Spectrum News application and certain smart TVs and streaming devices.

Community Solutions

Spectrum Community Solutions® (“SCS”) delivers broadband connectivity solutions to apartments, single-family gated communities, off-campus student housing, senior residences and RV parks and marinas. Services offered by SCS include Internet speeds up to 2 Gbps, property-wide managed WiFi coverage, Spectrum Ready service and traditional and streaming video packages, as well as customized fiber and coaxial solutions for new construction and established communities. SCS also manages our relationships with third-party resellers of Spectrum services to MDUs. In addition, SCS is responsible for our non-bulk MDU salesforce covering sales within existing, serviceable MDU properties. Our SCS bulk customers are serviced by dedicated call centers.

Pricing of Our Products and Services

Our revenues are principally derived from the monthly fees customers pay for the services we provide. We typically charge a one-time installation fee which is sometimes waived or discounted in certain sales channels during certain promotional periods.

Our Spectrum pricing and packaging generally offers a standardized price across our services with bundle options designed to drive more value into a package to fit the customer need. We believe Spectrum pricing and packaging:

•offers a higher quality and more value-based set of services relative to our competitors, including fast Internet speeds, with integrated mobile and video options and a transparent pricing structure;
•offers simplicity for customers to understand our offers, and for our employees in service delivery;
•drives our ability to package more services at the time of sale, thus increasing revenue per customer;
•drives higher customer satisfaction, lower service calls and churn; and
•allows for gradual price increases at the end of promotional periods.

We also have specialized offerings to enhance affordability of our Internet product for qualified low-income households, including Spectrum Internet Assist, a 50 megabits per second ("Mbps") service, and Internet Advantage, a 100 Mbps service. Both are low cost and include a modem for no additional charge.

In 2024, we introduced new bundles that better utilize our unique product assets with guaranteed pricing for up to three years and speed options that will benefit new customers, create more choices and provide faster speeds for existing customers. For customers who don’t take advantage of these new bundled rates, our Spectrum One™ offering provides a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package. Alternatively, our mobile customers can choose from unlimited or by-the-gig data usage plans and can easily switch between mobile data plans during the month. All plans include 5G service, free nationwide talk and text, and simple pricing that includes all taxes and fees. Our Unlimited Plus plan also includes an additional 20 gigabytes of data, free roaming in Canada and Mexico and our Anytime Upgrade program that allows customers to upgrade their devices whenever they want, eliminating traditional wait times, upgrade fees and condition requirements. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans. Our device portfolio includes 5G models from Apple, Google and Samsung and we offer trade-in options along with our Phone Balance Buyout program which makes switching mobile providers easier by helping customers pay off balances on ported lines.

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

Our last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes served by that node.  Our design standard allows spare fiber strands to each node to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. For our Spectrum Enterprise customers, fiber optic cable is extended to the customer’s site.  For most new buildouts, including for our rural construction initiative, and MDU sites, we utilize a fiber deployment. We believe that this hybrid network design provides high capacity and signal quality with a cost-efficient path to increased speeds.

HFC architecture benefits include:

•bandwidth capacity to enable video and broadband services;
•dedicated bandwidth for delivering higher signal quality and service reliability, which provides an advantage over cell phone home Internet offerings;
•the ability to upgrade capacity at a lower incremental capital cost relative to our competitors;
•a powered network enabling out-of-home Advanced WiFi and 5G small cell access points; and
•existing infrastructure with connections capable of self installation by the customer in most of our passings.

Our systems currently provide a two-way all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater, to virtually all of our passings. This bandwidth-rich network enables us to offer a large selection of HD channels and Spectrum Internet Gig across all of our footprint which enables us to provide fast, reliable and secure online connections, meeting current customer demands.

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

We plan to complement our wireline investments with planned WiFi upgrades for in-home routers. With nearly 500 million devices connected wirelessly to our network in our customers' homes and businesses, we are unlocking our network investments for multi-gigabit speeds through the deployment of WiFi 7 routers that we launched in late 2024.

We own 210 Citizen Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”). We intend to use these licenses along with unlicensed CBRS spectrum to build our own 5G data-only mobile network on targeted 5G small cell sites leveraging our HFC network to provide power and data connectivity to the majority of the sites. These 5G small cells, combined with growing WiFi capabilities, increase speed and reliability along with improving our cost structure through offload of wireless data onto our owned networks. We continue to deploy 5G small cell sites in targeted areas of our footprint, as part of our broader multi-year 5G mobile network buildout, based on disciplined cost reduction targets.

Subsidized Rural Construction Initiative

In 2024, we continued our subsidized rural construction initiative in which we intend to expand our network to offer a suite of broadband connectivity services, including fixed Internet, WiFi and mobile to over 1.7 million passings in unserved areas in states where we currently operate. Since inception in the beginning of 2022, we have spent $5.5 billion on our subsidized rural construction initiative and activated approximately 813,000 passings. Including amounts spent to date, we expect to invest over $8 billion in total over the span of the initiative, a portion of which we expect to offset with government funding, including over $2 billion of support awarded through December 31, 2024 in the Rural Development Opportunity Fund (“RDOF”) auction and other federal, state and municipal grants. We also expect to participate in additional federal, state and municipal grant programs over the coming years, including the Broadband Equity, Access and Deployment (“BEAD”) program, if regulatory conditions are conducive to private investment. In addition to construction in areas subsidized by various government grants, we expect to continue rural construction in areas near our current plant and in areas surrounding subsidized construction where synergies can be achieved. These investments will allow us to generate long-term infrastructure-style returns by further taking advantage of our scale efficiencies, network quality and construction capabilities, while offering our high-quality products and services to more homes and businesses. We expect these newly served homes will be enabled to engage in remote work, virtual learning, telemedicine and other bandwidth-heavy applications that require high speed broadband connectivity. Newly served rural areas will also benefit from our high-value Spectrum pricing and packaging structure including our mobile and voice offerings, as well as our comprehensive selection of video products. The successful and timely execution of such fiber-based construction is dependent on a variety of external factors, including the make-ready and utility pole permitting processes. With fewer homes and businesses in these areas, broadband providers need to access multiple poles per home, as opposed to multiple homes per pole in higher-density settings. As a result, pole applications, pole replacement rules and their affiliated issue resolution processes are all factors that can have a significant impact on construction timing and speed to completion. The RDOF auction rules and other subsidy grants establish construction milestones for the build-out utilizing subsidized funding. Failure to meet those milestones could subject us to financial penalties.

Management, Customer Operations and Marketing

Our operations are centralized, with senior executives responsible for coordinating and overseeing operations, including establishing company-wide strategies, policies and procedures. Sales and marketing, field operations, customer operations, network operations, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for customer premise service transactions and maintaining and constructing that portion of our network which is located outdoors. Our field operations strategy includes completing a significant portion of our activity with our own employees which we find drives consistent and higher quality services. In 2024, our in-house field operations workforce handled approximately 85% of our customer premise service transactions. In addition, we have been growing our in-house construction teams to perform a portion of our network expansion initiatives.

We continue to focus on improving the customer experience through enhanced product offerings, reliability of services, and delivery of quality customer service. As part of our operating strategy, we insource most of our customer operations workload. Our in-house call centers handle all of our customer service calls. We manage our customer service call centers centrally to ensure a consistent, high-quality customer experience. In addition, we route calls by call type to specific agents that only handle such call types, enabling agents to become experts in addressing specific customer needs, creating a better customer experience. Service from our call centers continues to become more efficient as a result of new tool enhancements that give our front-line customer service agents more context and real-time information about the customer and their services which allows them to more effectively troubleshoot and resolve issues. Our call center agent desktop interface tool enables virtualization of all call centers thereby better serving our customers. Virtualization allows calls to be routed across our call centers regardless of the location origin of the call, reducing call wait times, and saving costs.

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

We sell our residential and commercial services using national brand platforms known as Spectrum, Spectrum Business, Spectrum Enterprise, Spectrum Reach and Spectrum Community Solutions. These brands reflect our comprehensive approach to industry-leading products, driven by speed, performance and innovation. Our marketing strategy emphasizes the sale of our bundled services through targeted direct response marketing programs to existing and potential customers, and increases awareness and the value of the Spectrum brand. Our marketing organization creates and executes marketing programs intended to grow customer relationships, increase the number of services we sell per relationship, retain existing customers and cross-sell additional products to current customers. We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase our responsiveness to our customers and to improve our sales and customer retention. In September 2024, we launched our Life Unlimited brand platform which includes a new customer commitment that provides performance and service benchmarks and a new and simplified pricing structure designed to drive more value into our relationships. The marketing organization manages all residential, SMB and enterprise sales channels including inbound, direct sales, online, outbound telemarketing and stores.

Programming

We believe that offering a wide variety of video programming choices influences a customer’s decision to subscribe to and retain our video and Internet services. We obtain basic and premium programming, usually pursuant to written contracts from a number of suppliers. We have also been successful in obtaining access to the related programmer streaming applications pursuant to those contracts. Media corporation and broadcast station group consolidation has, however, resulted in fewer suppliers and additional selling power on the part of programming suppliers.

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

Internet Competition

Our residential Internet service faces competition across our footprint from fiber-to-the-home ("FTTH"), fixed wireless broadband, Internet delivered via satellite and DSL services. AT&T Inc. ("AT&T"), Frontier Communications Corporation (“Frontier”) and Verizon are our primary FTTH competitors and several of these FTTH competitors deliver 1 Gbps broadband speed (and some deliver multi Gbps) in at least a portion of their footprints which overlap our footprint. Additionally, several national mobile network operators offer long-term evolution (“LTE”) or 5G delivered cell phone home Internet service (fixed wireless access from cell phone towers) in our markets. In several markets, we also face competition from one or more fixed wireless providers that deliver point-to-point Internet connectivity. DSL service is offered across our footprint often at prices lower than our Internet services, although typically at speeds much lower than the minimum speeds we offer as part of our Spectrum pricing and packaging. In addition, commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. In addition, providers are constructing open access networks that can deliver services from multiple underlying Internet service providers. These options offer alternatives to cable-based Internet access. We face terrestrial broadband Internet (defined by the FCC as at least 100 Mbps) competition from three primary competitors, AT&T, Frontier and Verizon, in approximately 25%, 9% and 6% of our operating footprint, respectively.

Video Competition

Our residential video service faces growing competition across our footprint from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. Increasingly, exclusive television content, including marquee content like live sporting events, is becoming available from sources other than traditional MVPDs. These competitors include virtual MVPDs such as YouTube TV, Hulu Live, Sling TV, Philo and DirecTV Stream. Other online video business models and products have also developed, some offered by programmers, including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime and Hulu Plus, (ii) programmer streaming applications such as Max, Disney+, Peacock and Paramount+, (iii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that we currently purchase for a fee, (iv) pay-per-view products, such as iTunes, and (v) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, we have generally viewed SVOD online video services as complementary to our own video offering and, in the case of programmer streaming applications, we are packaging with the linear offerings. However, services from virtual MVPDs and programmer streaming applications, as well as piracy and password sharing, negatively impact the number of customers purchasing our video product.

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

Mobile Competition

Our mobile service faces competition from national mobile network operators including AT&T, Verizon and T-Mobile US, Inc. ("T-Mobile"), as well as a variety of regional operators and mobile virtual network operators. Most carriers offer unlimited data packages to customers while some also offer free or highly discounted devices. Various operators also offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds. AT&T, Verizon and T-Mobile continue to expand 5G mobile services, and consolidations in the telecom industry continue to increase competition as they seek to offer converged connectivity services similar to ours. We also compete for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Voice Competition

Our residential voice service competes with wireless and wireline phone providers across our footprint, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. We also compete with “over-the-top” phone providers as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which we operate our residential voice service.

Additional Competition

In some of our operating areas, other regional competitors have built networks that offer Internet, video, mobile and voice services that compete with our services. We also compete with other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. Competition is also posed by fixed wireless and satellite master antenna television systems serving MDUs, such as condominiums, apartment complexes, and private residential communities.

Business Services

We face intense competition across each of our business services product offerings. Our SMB Internet, video, mobile and voice services face competition from a variety of providers as described above. Our enterprise solutions face competition from the competitors described above as well as cloud-based application-service providers, managed service providers and other telecommunications carriers, such as metro and regional fiber-based carriers.

Advertising

We face intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new advertising platforms seek to attract the same advertisers. We compete for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media, connected device platforms, direct-to-consumer ad-supported applications and online advertising companies and content providers.

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

Liberty Broadband Combination

On November 12, 2024, Charter, Liberty Broadband Corporation (“Liberty Broadband”), Fusion Merger Sub 1, LLC, a wholly owned subsidiary of Charter, and Fusion Merger Sub 2, Inc., a wholly owned subsidiary of Fusion Merger Sub 1, LLC, entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the “merger agreement”), pursuant to which, subject to the terms and conditions set forth therein, Charter will acquire Liberty Broadband through the merger of Fusion Merger Sub 2, Inc. with and into Liberty Broadband (the “merger”), with Liberty Broadband surviving the merger and becoming an indirect wholly owned subsidiary of Charter. Immediately following the merger, Liberty Broadband, as the surviving corporation of the merger, will merge with and into Fusion Merger Sub 1, LLC (the “upstream merger” and together with the merger, the “combination”), with Fusion Merger Sub 1, LLC surviving the upstream merger as a wholly owned subsidiary of Charter.

At the effective time of the merger (the “effective time”):

•each share of (i) Liberty Broadband Series A common stock, par value $0.01 per share (“Liberty Broadband Series A common stock”), (ii) Liberty Broadband Series B common stock, par value $0.01 per share (“Liberty Broadband Series B common stock”), and (iii) Liberty Broadband Series C common stock, par value $0.01 per share (“Liberty Broadband Series C common stock” and together with the Liberty Broadband Series A common stock and the Liberty Broadband Series B common stock, the “Liberty Broadband common stock”), in each case, issued and outstanding immediately prior to the effective time (other than certain excluded shares as set forth in the merger agreement) will be converted into the right to receive 0.236 of a validly issued, fully paid and nonassessable share of Charter Class A common stock, par value $0.001 per share (“Charter Class A common stock”); and

•each share of Liberty Broadband Series A cumulative redeemable preferred stock, par value $0.01 per share (“Liberty Broadband preferred stock”), issued and outstanding immediately prior to the effective time (other than excluded treasury shares as set forth in the merger agreement) will be converted into the right to receive one share of newly issued Charter Series A cumulative redeemable preferred stock, par value $0.001 per share (“Charter preferred stock”). The Charter preferred stock will have substantially identical terms to the Liberty Broadband preferred stock, including a mandatory redemption date of March 8, 2039.

As of December 31, 2024, Liberty Broadband’s principal assets consist of approximately 45.3 million shares of Charter Class A common stock and its subsidiary GCI, LLC, which is comprised of one operating entity, GCI Holdings, LLC (“GCI”), Alaska’s largest communications provider. Pursuant to the merger agreement, Liberty Broadband has agreed to spin off GCI by way of a distribution to the stockholders of Liberty Broadband prior to the closing of the combination (the “GCI divestiture”). The GCI distribution is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the combination. However, to the extent such corporate level tax liability exceeds $420 million, Charter will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess. Liberty Broadband has debt of $2.6 billion (excluding debt at GCI) as of September 30, 2024 that will be repaid prior to closing or assumed by Charter, and $180 million in aggregate liquidation preference of Liberty Broadband preferred stock that will be converted into an equal amount of Charter preferred stock in the combination. The companies currently expect the transaction to close on June 30, 2027, unless otherwise agreed, subject to the completion of the GCI spin-off and other customary closing conditions.

For additional information, see the definitive joint proxy statement/prospectus with respect to the combination, filed by Charter on January 22, 2025, including the sections entitled “The Combination,” “The Merger Agreement” and “Other Agreements Related to the Combination - Stockholders and Letter Agreement Amendment” included therein.

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our services for both residential and commercial customers. Cable systems and related communications networks and services are extensively regulated by the federal government (primarily the FCC), certain state governments and many local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. We could be materially disadvantaged in the future if we are subject to new laws, regulations or regulatory actions that do not equally impact our key competitors. For example, Internet-delivered streaming video services compete with our traditional video service, but they are not subject to the same level of federal, state, and local regulation. In addition, new Supreme Court decisions in 2024 may increase the likelihood that federal courts could vacate federal agency rules that would have been favorable or unfavorable to our business. We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future.

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

Pole Attachments

The Communications Act of 1934, as amended (the “Communications Act”), requires investor-owned utilities to provide cable systems with access to poles and conduits upon reasonable, non-discriminatory terms and at rates that are subject to either federal or state regulation.  Federal regulations, which apply in twenty-seven states, establish cost-based rental rates applicable to pole attachments used for cable or telecommunications services, including when offered together with Internet service, and at times establish mandatory timelines for processing pole access requests and limitations on make-ready costs that pole owners may charge for accommodating attachments. The FCC's approach does not directly affect the rate in the twenty-three states that self-regulate, but many of those states have substantially the same rate for all communications attachments. The federal pole attachment law does not extend to poles owned by electric cooperatives or municipal electric companies, but states are free to regulate these entities, and many do. We sometimes face challenges getting access to poles in rural areas where upfront construction and make ready costs can be higher and where pole owners may be slow to grant our permit requests, especially when the FCC pole attachment rules do not apply or when FCC mandatory timelines do not apply, as is the case in most rural builds.

Other FCC Regulatory Matters

The Communications Act and FCC regulations cover a variety of additional areas applicable to our video services, including, among other things: (1) licensing of systems and facilities, including the grant of various spectrum licenses; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical standards; (5) mandatory blackouts of certain network and syndicated programming; (6) restrictions on political advertising; (7) restrictions on advertising in children’s programming; (8) ownership restrictions; (9) posting of certain information on an FCC “public file” website, including but not limited to political advertising records, equal employment opportunity practices, compliance with children’s programming requirements, policies for commercial leased access, system information, and channel carriage information including disclosure of our ownership interests in channels we carry; (10) emergency alert systems; (11) inside wiring and contracts for MDU complexes; (12) accessibility of content, including requirements governing video-description and closed-captioning; (13) competitive availability of cable equipment; (14) the provision of up to 15% of video channel capacity for commercial leased access by unaffiliated third parties; (15) public, education and government entity access requirements; and (16) disclosure of an aggregated monthly “all-in” price on customer bills and advertising materials that include the price of video programming. Each of these regulations restricts our business practices to varying degrees and may impose additional costs on our operations.

The FCC regulates spectrum usage in ways that could impact our operations including for microwave backhaul, broadcast, unlicensed WiFi and CBRS. Our ability to access and use spectrum that may become available in the future is uncertain and may be limited by further FCC auction or allocation decisions. While the FCC currently does not have auction authority, Congressional action to restore the FCC’s auction authority could direct spectrum be licensed in a manner beneficial to our competitors. New or additional spectrum obtained by other parties could lead to additional wireless competition to our existing and future services.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems or the services delivered over cable systems and competing services in the future. We cannot predict at this time what new requirements may be adopted and how such changes might impact our business.

Copyright

The carriage of television and radio broadcast signals by cable systems are subject to a federal compulsory copyright license. The copyright law provides copyright owners the right to audit our payments under the compulsory license. On December 16, 2024, the Copyright Office issued an order modifying the license’s royalty calculations and reporting obligations, however, we do not believe the impact of such modifications will be material to us. The possible modification or elimination of this license is the subject of continuing legislative proposals and administrative review and could adversely affect our ability to obtain desired broadcast programming.

Franchise Matters

Our cable systems generally are operated pursuant to nonexclusive franchises, permits, and similar authorizations granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, franchise fees, access to and use of rights of way, system construction, maintenance, technical performance, customer service standards, supporting and carrying public, education and government access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a cap on franchise fees of 5% of gross revenues from the provision of cable services over the cable system. The FCC has clarified that the value of in-kind contribution requirements set forth in cable franchises is subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing franchise fees on revenues derived from non-cable services, such as Internet services, provided by cable operators over cable systems.

A number of states have adopted franchising laws that provide for state-issued franchising. Generally, state-issued cable franchises are for a fixed term (or in perpetuity), streamline many of the traditional local cable franchise requirements and eliminate local negotiation and enforcement of terms.

The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably deny renewals. If we fail to obtain renewals of franchises representing a significant number of our customers, it could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable system, the franchising authority may attempt to deny the transaction or impose more burdensome requirements as a condition for providing its consent.

Internet Service

The FCC originally classified broadband Internet access services, such as those we offer, as an “information service,” which exempted the service from traditional communications common carrier laws and regulations. In 2015, the FCC reclassified broadband Internet access services as “telecommunications service” and, on that basis, imposed a number of “net neutrality” rules governing the provision of broadband service. In 2017, the FCC eliminated the 2015 rules other than a transparency requirement that obligates us to disclose performance statistics and other service information to consumers. In 2024, the FCC once again reclassified our Internet access services as telecommunications services. The industry challenged the Order in court, and on January 2, 2025, the Court of Appeals for the Sixth Circuit issued a decision invalidating the reclassification and the rules contained in the FCC’s Order. It is also possible that the new Administration and Congress could adopt different requirements applicable to our Internet access services. The application of new legal requirements to our Internet services could adversely affect our business.

In 2024, we became subject to new requirements to post standardized labels disclosing our network management policies and performance of our broadband Internet access services, similar to the format of food nutrition labels, for each of our currently available consumer Internet offerings.

The 2017 FCC decision reclassifying Internet access services also ruled that state regulators may not impose obligations similar to federal network neutrality obligations that the FCC eliminated, but this blanket prohibition was vacated by a federal Court of Appeals in 2019. The court left open the possibility that individual state laws could be deemed preempted on a case-by-case basis if it is shown that they conflict with federal law. Several states have adopted rules similar to the network neutrality requirements that were eliminated by the FCC, and the California rules were upheld in federal court.

California has also adopted other regulations, including network resiliency rules to assure backup power is available after natural disasters and other outages, and it is considering the imposition of licensing requirements and service quality metrics on Internet service providers. New York adopted legislation that would require Internet service providers to offer a discounted Internet service to qualifying low-income consumers. A federal district judge enjoined enforcement as likely to be deemed rate regulation of Internet service that would be preempted by federal law, but that injunction was reversed by a federal Court of Appeals. On December 16, 2024, the Supreme Court denied certiorari for the appeal of that decision. The rules became enforceable by the Attorney General of New York on January 15, 2025. We cannot predict the outcome of that appeal, what other legislation and regulations may be adopted by states, or how challenges to such requirements will be resolved.

In October 2024, the Federal Trade Commission (“FTC”) adopted rules that would make it easier and faster for consumers to terminate subscription services, including all our services. These rules have been challenged in federal court, and we cannot predict the outcome of those challenges. The application of these rules could adversely affect our business.

In November 2023, the FCC adopted new rules governing digital discrimination, pursuant to The Infrastructure Investment and Jobs Act of 2021 (the “IIJA”), to prevent discrimination of access to broadband Internet services. Most of these rules have become effective, but they are subject to ongoing legal challenges and could be modified or rescinded by the FCC in the new Administration. California adopted digital discrimination rules in November 2024. We cannot predict the outcome of legal challenges or whether the nature of practices that could be subject to enforcement under these rules could adversely affect our business.

In recent years, the federal, state and local governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s RDOF auction in 2020, The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (2020), The American Rescue Plan Act of 2021 (“ARPA”), and IIJA. We support such subsidies, provided they are not directed to areas that are already served, and have sought and expect to continue to seek subsidies for our own broadband construction in unserved and underserved areas through programs including RDOF and those created pursuant to ARPA and, if regulatory requirements are reasonable, the IIJA. We have been awarded over $2 billion in the RDOF auction and other federal, state and municipal grants that will partially fund, along with our substantial additional investment, the construction of new broadband infrastructure to over 1.7 million estimated passings. Our awards through RDOF and ARPA include a number of regulatory requirements, such as serving as the carrier of last resort and completing increasingly larger portions of the network construction by certain dates. If we fail to meet these obligations, we could be subject to substantial government penalties.

The FCC has adopted rules for service providers to report broadband availability, pursuant to the Broadband Data Act. Providers are required to report their service areas twice each year. The service areas reported are subject to challenge. A broadband provider who provides inaccurate maps or fails to respond properly to challenges may be subject to enforcement action by the FCC. The FCC can also fine a provider for filing incorrect maps.

Mobile Service

Our Spectrum Mobile service offers mobile Internet access and telephone service. We provide this service as a mobile virtual network operator (“MVNO”) using Verizon’s network and our network through Spectrum WiFi. As an MVNO, we are subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): E911, local number portability, customer privacy, Communications Assistance for Law Enforcement Act (“CALEA”), Universal Service Fund contributions, robocall mitigation and hearing aid compatibility and safety and emission requirements for mobile devices. Spectrum Mobile’s broadband Internet access service is also subject to the FCC’s transparency rule and broadband labeling rules.

The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or our business generally. For example, California has proposed the imposition of service quality metrics on mobile services.

Wireline Voice Service

The FCC has never classified the VoIP wireline telephone services we offer as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these regulatory requirements on a case-by-case basis, such as requirements relating to 911 emergency services (“E911”), CALEA (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information (“CPNI”) protections, number portability, network and/or 911 outage reporting, rural call completion, disability access, regulatory fees, back-up power, robocall mitigation and discontinuance of service. It is possible that the FCC or Congress will impose additional federal requirements on our VoIP telephone services in the future.

Our VoIP telephone services are subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds. Additionally, to comply with RDOF program requirements, we have chosen in the RDOF areas to offer Lifeline VoIP telephone services subject to traditional federal and state common carrier regulations. We also offer Lifeline VoIP telephone services in portions of our California and New York service areas. Except where we have chosen to offer VoIP telephone services in such a manner, we believe that our VoIP telephone services should be governed primarily by federal regulation. The federal Court of Appeals for the Eighth Circuit affirmed our successful challenge to Minnesota's attempt to generally apply telephone regulation to our VoIP services, but that ruling is limited to the seven states in that circuit. Some states have attempted to subject cable VoIP services, such as our VoIP telephone service, to state level regulation. California has imposed reporting and other obligations on our VoIP services, including backup power requirements, and has proposed the imposition of service quality metrics on VoIP services. California has recently adopted an order requiring providers of VoIP services to comply with new registration and/or certification requirements in order to conduct business in the state. We have registered with or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services. However, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures may continue to consider imposing regulatory requirements on our fixed wireline voice telephone services.

Privacy and Information Security Regulation

The Communications Act limits our ability to collect, use, and disclose customers’ personally identifiable information for our Internet, video, mobile and voice services. We are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband and VoIP providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act, to wiretap and obtain records and information concerning our customers, including the content of their communications. Further, the FCC, FTC, and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including our use and disclosure of certain customer information.

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

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. We describe those standards in Item 1C. Cybersecurity - Risk Management and Strategy. The FCC adopted rules expanding its cybersecurity guidelines and requirements. These rules have been challenged in federal court and we cannot predict the outcome of that appeal or whether the rules could be modified by the new Administration. The Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has sought comment on the development of cyber incident reporting rules, pursuant to 2022 legislative requirements, that require critical infrastructure entities to report substantial cyber incidents within 72 hours of their discovery.

Many states and local authorities have considered legislative or other actions that would impose restrictions on our ability to collect, use and disclose, and safeguard certain consumer information. Many states have enacted comprehensive consumer data privacy laws, and some states have enacted issue-specific privacy laws covering health information and children's information. For example, the California Consumer Privacy Act (“CCPA”) regulates companies’ collection, use and disclosure of the personal information of California residents and employees and authorizes enforcement actions by the California Attorney General and private class actions for data breaches. The Maine Act to Protect Privacy of Online Customer Information, which regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information, became effective on July 1, 2020. Data privacy laws subsequently have taken effect in Colorado, Connecticut, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Virginia, and Utah, and are scheduled to become effective in Tennessee on July 1, 2025, Minnesota on July 31, 2025, Maryland on October 1, 2025, and Indiana, Kentucky, and Rhode Island on January 1, 2026.

Each of these laws will regulate the way that companies collect, use, and share personal information about consumers. Other state legislatures are considering the adoption of new data security and cybersecurity legislation, and states with newly passed laws continue to consider amendments, that could result in additional network and information security requirements for our business.

The FTC has an ongoing Advance Notice of Proposed Rulemaking to explore rules related to the collection, analysis, and monetization of consumers' information, as well as companies’ data security practices and related disclosures to consumers. The FTC has also warned companies not to misuse consumers’ biometric information, with a broad definition of biometrics similar to Washington’s My Health My Data Act and the CCPA that treat biometrics as sensitive consumer information, and Illinois and Texas have also adopted laws regulating the use of such information. The new Congress may also adopt new privacy and data security obligations that could supplement or preempt state privacy laws.

We cannot predict whether any of the above efforts will be successful, challenged, upheld, vacated, or preempted, or how new legislation and regulations, if any, would affect our business.

Human Capital Management

As of December 31, 2024, we had approximately 94,500 active full-time equivalent employees. The vast majority of our employees sell or service our products. We believe that attracting, developing and retaining our highly-skilled workforce is critical to successfully executing our operating strategy. With competitive wages, robust and affordable healthcare benefits, a generous retirement program with company match, and opportunities for job training and advancement, our employees develop skills and expertise necessary to build a long and successful career with us. In addition, the diversity of the communities we serve is reflected in our workforce, which is a critical part of our success in serving these communities. We value the unique backgrounds, perspectives, and experiences of our employees. Embracing these differences brings us together for the common mission of exceeding our customers’ needs. There are several ways in which we attract, develop, and retain highly qualified talent, including:

Rewarding Our Employees Competitively and Fairly

•We provide compensation packages that are market competitive, taking into account the location and responsibilities of the role.
•All hourly employees have a starting minimum wage of at least $20 per hour, which is well above any state or federal minimum wage level.
•Over 80% of our employees are eligible for additional variable compensation based on their performance, including annual bonus eligibility for all frontline supervisors and other salaried employees not already on a sales commission or bonus plan.
•We provide high-quality, comprehensive medical, dental, and vision coverage for all full-time and part-time employees. It is our priority to keep this coverage affordable for our employees and their families, and so for the last twelve years, we have absorbed the full premium cost increase for medical, dental, and vision coverage.
•We provide competitive financial benefits to all employees such as a 401(k) Plan with a dollar-for-dollar company match up to 6% of their eligible pay. In addition, most of our employees are also eligible to receive an additional non-elective contribution to a Retirement Accumulation Plan equal to 3% of their eligible pay.
•We have a stock incentive plan and grant equity awards to eligible employees on an annual basis.

Developing Our Workforce to Deliver the Best in Customer Experience

•The substantial skills, experience and industry knowledge of our employees and our training of our customer-facing employees benefit our operations and performance. We offer thousands of learning experiences spanning leadership development, new hire, and professional skills training both online and in the classroom.
•We offer a tuition-free degree and certificate program, removing the financial barrier for employees to continue their education through convenient online learning.
•We also provide traditional tuition reimbursement of up to $10,000 per year for employees who want to pursue other outside programs.
•Most of our customer-facing roles have the opportunity for upward advancement including through supervisory and leadership roles. Our Field Operations organization has a formalized self-progression structure where employees who maintain exceptional levels of performance can complete online coursework to advance to next level within their job family.
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

Reflecting the Communities We Serve

•Our commitment to diversity and inclusion is based on our objective to reflect the markets, communities, and customers we serve, enabling us to deliver high-quality products and services that exceed our customers’ expectations, as well as foster an inclusive environment where all employees can thrive and have a long-term career with the company.
•We have five Business Resource Groups (“BRGs”) focused on people with disabilities, the LGBTQ community, employees with multicultural backgrounds, veterans and women. Open to all employees, these voluntary groups enable employees to engage in activities that support our culture of inclusion and contribute to business success. Our BRGs have empowered our team members to grow and succeed by providing networking, mentorship and skill-building opportunities for anyone who chooses to join.
•Several initiatives promote inclusion and belonging in our workplace including the BRGs, educational opportunities that build the skills and competency of leaders to foster diverse and inclusive teams, as well as additional communications tools and resources.
•Our efforts are guided by an external advisory council and an internal steering committee, with annual reporting to the Board of Directors.

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

Our Internet service faces competition from other companies’ FTTH, cell phone home Internet service, Internet delivered via satellite and DSL services. Various operators offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds and also continue to expand 5G mobile services. Our mobile and voice services compete with wireless and wireline phone providers, as well as other forms of communication, such as text, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing, may have an adverse impact on our ability to attract and retain customers.

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

A failure to effectively anticipate or adapt to new technologies (including those that use artificial intelligence (“AI”)) and changes in customer expectations and behavior could significantly adversely affect our competitive position with respect to the leisure time and discretionary spending of our customers and, as a result, affect our business and results of operations. Competition may also reduce our expected growth of future cash flows which may contribute to future impairments of our franchises and goodwill and our ability to meet cash flow requirements, including debt service requirements. For additional information regarding the competition we face, see “Item 1. Business - Competition” and “- Regulation and Legislation.”

Various events could disrupt or result in unauthorized access to our networks, information systems or properties and could impair our operating activities and negatively impact our reputation and financial results.

Network and information systems technologies are critical to our operating activities, both for our internal uses, such as network management, and supplying services to our customers, including customer service operations and programming delivery. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, phishing, dissemination of computer viruses, worms and other destructive or disruptive software, malicious cyber activities by nation-state threat actors, “cyber attacks” such as ransomware, process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years, and the increasing use of AI may intensify these cybersecurity risks. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. We, and the third parties on which we rely, may be unable to anticipate these techniques or implement adequate preventive measures. While from time to time attempts have been made to access our network, these events have not as yet resulted in any material release of information, degradation or disruption to our network and information systems.

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

We have experienced many of these events and may experience additional events in the future. Any of these events, if directed at, or experienced by, us or technologies upon which we depend, have had and could in the future have adverse consequences on our network, our customers and our business, including degradation of service, service disruption, excessive call volume to call centers, and damage to our or our customers’ equipment and data. Large expenditures and substantial resources have been and may in the future be necessary to repair or replace damaged property, networks or information systems or to protect them from similar events in the future. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events or security breaches has not always been and may not in the future be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that have resulted and may result. Any such significant service disruption could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

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
•experience network or information system shutdowns or other service disruptions or security breaches;
•significantly increase the amount we are required to pay (including demands for substantial non-monetary compensation) for necessary products or services; or
•cease production or providing necessary software updates of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services we need in a timely manner at our specifications and at reasonable prices.

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

Any failure to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. In addition, as we continue to grow our mobile services using virtual network operator rights from a third party, we expect continued growth-related sales and marketing and other customer acquisition costs. We also continue to consider and pursue opportunities in the mobile space which may include the acquisition of additional licensed spectrum and may include entering into or expanding joint ventures or partnerships with wireless or cable providers which may require significant investment. For example, we now hold CBRS PALs to support existing and future mobile services. These licenses are subject to revocation and expiration. Although we expect to be able to maintain and renew these licenses, the loss of one or more licenses could significantly impair our ability to offload mobile traffic and achieve cost reductions. If we are unable to continue to grow our mobile business and achieve the outcomes we expect from our investments in the mobile business, our growth, financial condition and results of operations could be adversely affected.

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

Programming costs are one of our largest expense items. Our programming costs have historically increased in excess of customary inflationary and cost-of-living type increases. While decreases in video customers combined with a change in the mix of customers choosing lower cost packages have offset total programming cost increases, we expect contractual programming rates per service subscriber to continue to increase as a result of annual increases pursuant to our programming contracts and contract renewals with programmers. Although we pass along amounts paid for local broadcast station retransmission consent to the majority of our customers, the inability to fully pass programming cost increases on to our customers has had, and is expected in the future to have, an adverse impact on our cash flow and operating margins associated with the video product. In order to mitigate impacts to our operating margins due to increasing programming rates, we continue to review our pricing and programming packaging strategies. Further, some programmers have begun to simulcast and/or move popular programming to programmer streaming applications which has created a competitive alternative to our video subscription at lower price points that could, in turn, result in customer losses. We have sought to obtain and will continue to seek to obtain access to many of these programmer streaming applications, where applicable, as we renew agreements, so that we may include in our customers’ video subscriptions and/or sell to broadband customers for a share of revenue.

Increases in the cost of sports programming and the amounts paid for local broadcast station retransmission-consent have been the largest contributors to the growth in our programming costs over the last several years. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission-consent regime, we are not allowed to carry the station’s signal without that station’s permission. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services, as well as increased fees for retransmission rights, may increase our programming expenses which could have an adverse effect on our business and financial results.

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

We have a significant amount of debt and expect to (subject to applicable restrictions in our debt instruments) incur additional debt in the future as Charter maintains its stated objective of 4.0 to 4.5 times Adjusted EBITDA leverage (net debt divided by the last twelve months Adjusted EBITDA). As of December 31, 2024, our total principal amount of debt was approximately $93.8 billion and Charter's leverage ratio was 4.13 times Adjusted EBITDA.

Our significant amount of debt could have adverse consequences, such as:

•impact our ability to raise additional capital at reasonable rates, or at all;
•make us vulnerable to interest rate increases, in part because approximately 11% of our borrowings as of December 31, 2024 were, and may continue to be, subject to variable rates of interest;
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

In addition, it is possible that we may need to incur additional indebtedness in the future, including to refinance and/or in connection with the assumption of indebtedness of Liberty Broadband and/or its subsidiaries after the completion of the merger. To the extent our current debt amounts increase more than expected, our operating results are lower than expected, or credit rating agencies downgrade our debt thereby increasing our costs of borrowing and potentially limiting our access to investment grade markets, the related risks that we now face will intensify.

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
•sell assets;
•in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to CCO Holdings, guarantee their parent companies’ debt, or issue specified equity interests;
•engage in certain transactions with affiliates; and
•grant liens (with respect to only CCO Holdings).

Additionally, the Charter Communications Operating, LLC (“Charter Operating”) credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The Charter Operating credit facilities, the Charter Operating notes, the Time Warner Cable, LLC (“TWC, LLC”) senior notes and debentures, and the Time Warner Cable Enterprises, LLC (“TWCE”) debentures include customary negative covenants, including restrictions on the ability to incur liens securing indebtedness for borrowed money and consolidating, merging or conveying or transferring substantially all of the respective obligor’s assets. The breach of any covenants or obligations in our indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under our secured notes and the Charter Operating credit facilities could foreclose on their collateral, which includes equity interests in substantially all of our subsidiaries, and exercise other rights of secured creditors.

Risks Related to Ownership Position of Liberty Broadband Corporation and Advance/Newhouse Partnership

Liberty Broadband and A/N have governance rights that give them influence over corporate transactions and other matters.

Liberty Broadband currently owns a significant amount of Charter Class A common stock and is entitled to certain governance rights with respect to Charter and us. A/N currently owns Charter Class A common stock and a significant amount of membership interests in our indirect parent company, Charter Holdings, which are convertible into Charter Class A common stock, and is entitled to certain governance rights with respect to Charter. Members of Charter’s Board of Directors include a director who is a former officer and director of Liberty Broadband and directors who are current or former officers and directors of A/N. Mr. Greg Maffei is the former President and Chief Executive Officer of Liberty Broadband. Steven Miron is the Chief Executive Officer of A/N and Michael Newhouse is co-president of the parent of A/N and its affiliates. As of December 31, 2024, Liberty Broadband beneficially held approximately 28.58% of Charter’s voting stock and A/N beneficially held approximately 12.40% of Charter’s voting stock. Pursuant to the Second Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 (the “Existing Stockholders Agreement”), as amended by Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement, dated as of November 12, 2024 (the “Stockholders and Letter Agreement Amendment”), Liberty Broadband currently has the right to designate up to three directors as nominees for Charter’s Board of Directors and A/N currently has the right to designate up to two directors as nominees for Charter’s Board of Directors. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter’s Board of Directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee each have at least a majority of directors independent from A/N, Liberty Broadband and Charter (referred to as the “unaffiliated directors” in the Existing Stockholders Agreement).

The Existing Stockholders Agreement and Charter’s amended and restated certificate of incorporation fixes the size of the board at 13 directors. Liberty Broadband and A/N are required to vote (subject to the applicable voting cap) their respective shares of Charter Class A common stock and Charter Class B common stock for the director nominees nominated by the Nominating and Corporate Governance Committee, including the respective designees of Liberty Broadband and A/N, and against any other nominees, except that, with respect to the unaffiliated directors, Liberty Broadband and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than A/N and Liberty Broadband or any group which includes any of them are voted, if doing so would cause a different outcome with respect to the unaffiliated directors. As a result of their rights under the Existing Stockholders Agreement and their significant equity and voting stakes in Charter, Liberty Broadband and/or A/N, who may have interests different from those of other stockholders, will be able to exercise substantial influence over certain matters relating to the governance of Charter, including the approval of significant corporate actions, such as mergers and other business combination transactions.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

The services we offer are subject to numerous laws and regulations that can increase operational and administrative expenses and reduce revenues, including those covering the following:

•the provision of high-speed Internet service, including regulating the price for low-income customers, network management, broadband label, broadband availability reporting, digital discrimination and transparency rules;
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
•the provisioning, marketing and billing of cable, telephone and Internet equipment;
•cybersecurity protection and practices, including customer and employee privacy and data security;
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

There are ongoing efforts to amend or expand the federal, state and local regulation of some of the services offered over our cable systems, particularly our retail broadband Internet access service. Potential legislative and regulatory changes could adversely impact our business by increasing our costs and competition and limiting our ability to offer services in a manner that would maximize our revenue potential. These changes have in the past, and could in the future, include, for example, the reclassification of Internet services as regulated telecommunications services or other utility-style regulation of Internet services; restrictions on how we manage our Internet access services and networks; the adoption of new customer service or service quality requirements for our Internet access services; the adoption of new privacy restrictions on our collection, use and disclosure of certain customer information; new data security and cybersecurity mandates that could result in additional network and information security and cyber incident reporting requirements for our business; new restraints on our discretion over programming decisions; new restrictions on the rates we charge to consumers for one or more of the services or equipment options we offer, including our ability to offer promotions; changes to the cable industry’s compulsory copyright to retransmit broadcast signals; new requirements to assure the availability of navigation devices from third-party providers; new Universal Service Fund contribution obligations on our Internet service revenues that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of our facilities; changes to the FCC’s administration of spectrum; and changes in the regulatory framework for VoIP telephone service, including the scope of regulatory obligations associated with our VoIP telephone service and our ability to interconnect our VoIP telephone service with incumbent providers of traditional telecommunications service.

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

In 2024, one federal Court of Appeals decision found multiple constitutional violations in the FCC’s system for funding and administering its Universal Service programs. Two other Courts of Appeals had upheld the FCC’s rules. The Supreme Court has agreed to hear the FCC’s appeal of the adverse decision. We cannot predict the outcome of this case or any related actions of the Congress and FCC, which could adversely affect our receipt of universal service funds, including but not limited to FCC RDOF grants to expand our network, FCC E-rate funds to serve schools and libraries and FCC Rural Health Care funds to serve eligible health care providers.

Our current and past participation in state and federal programs that subsidize network construction in high-cost areas and service to schools or low-income consumers, and the provision of services to government agencies or entities, creates the risk of claims of our failure to adequately comply with the regulatory requirements of those programs or contracts. The FCC, and various state and federal agencies and attorney generals, may subject those programs, or other industry practices, to audits and investigations, which could result in enforcement actions, litigation, fines, settlements or reputational harm, and/or operational and financial conditions being placed on us, any of which could adversely affect our results of operations and financial condition.

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

We offer services and operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, legislative and administrative bodies change laws and regulations that change our effective tax rate or tax payments. Many of the provisions enacted under the 2017 Tax Cuts and Jobs Act are set to expire at the end of 2025. The Administration and Congress are actively considering various policy choices which may have the impact of changing, possibly materially, how Charter is taxed in comparison to how we are taxed today and potentially in comparison to our competitors. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on our services which could impact our customers, changes to income tax sourcing rules and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

Risks Related to the Liberty Broadband Combination

The combination is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the combination could have material adverse effects on Charter and its subsidiaries.

The completion of the combination is subject to a number of conditions, including, among other things, (i) the adoption of the merger agreement by the affirmative vote of the holders of a majority of the aggregate voting power of the outstanding shares of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock and Liberty Broadband preferred stock entitled to vote on the Liberty Broadband merger proposal at the Liberty Broadband special meeting, voting together as a single class; (ii) the adoption of the merger agreement by the affirmative vote of the holders of a majority of the aggregate voting power of the outstanding shares of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock and Liberty Broadband preferred stock entitled to vote on the Liberty Broadband merger proposal at the Liberty Broadband special meeting, beneficially owned, directly or indirectly, by Liberty Broadband stockholders (other than certain affiliated stockholders), voting together as a single class, which condition cannot be waived; (iii) the approval of the share issuance proposal by the affirmative vote of a majority of the votes cast by holders of Charter common stock at the Charter special meeting; (iv) the approval of the Charter merger proposal by the affirmative vote of the holders of a majority of the aggregate voting power of the outstanding shares of Charter common stock entitled to vote on the proposal at the Charter special meeting, beneficially owned, directly or indirectly, by Charter stockholders (other than certain affiliated stockholders), voting together as a single class, which condition cannot be waived; (v) to the extent applicable, any waiting period (and any extension thereof), and any commitments by the parties not to close before a certain date under a timing agreement entered into with a governmental authority, in each case, in respect of the combination or the conversion of the Liberty Broadband capital stock pursuant to the merger agreement under the HSR Act having expired or been granted early termination; (vi) no stop order or proceedings seeking a stop order having been initiated by the SEC and not rescinded with respect to the registration statement on Form S-4, which contains a definitive joint proxy statement/prospectus with respect to the combination, filed by Charter on January 22, 2025; (vii) authorization of listing on the Nasdaq of the shares of Charter Class A common stock and Charter rollover preferred stock to be issued in connection with the merger; (viii) the absence of any law, order, or other legal restraint or prohibition, entered, enacted, promulgated, enforced or issued by any court or other governmental authority of competent jurisdiction, which prevents, prohibits, renders illegal or enjoins the consummation of the transactions contemplated by the merger agreement; (ix) the accuracy of each party’s representations and warranties in the merger agreement, subject to certain materiality qualifications; (x) each party’s performance, in all material respects, with its covenants required to be performed by it under the merger agreement prior to the closing of the combination; (xi) in respect of Charter’s obligation to effect the closing, the completion of the GCI divestiture; and (xii) each party’s receipt of a tax opinion, to the effect that, inter alia, the combination will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

While the parties have agreed in the merger agreement to use reasonable best efforts to satisfy the closing conditions, the parties may not be successful in their efforts to do so. The failure to satisfy all of the required conditions could delay the completion of the combination for a significant period of time or prevent completion from occurring at all. Any delay in completing the combination could cause Charter not to realize some or all of the benefits, or realize them on a different timeline than expected, that Charter expects to achieve if the combination is successfully completed within the expected timeframe. There can be no assurance that the conditions in the merger agreement will be satisfied or (to the extent permitted) waived or that the combination will be completed. In addition, subject to limited exceptions, either Charter or Liberty Broadband may terminate the merger agreement if the combination has not been consummated by August 31, 2027 or such other date as mutually agreed.
If the combination is not completed, Charter and its subsidiaries may be materially adversely affected, without realizing any of the benefits of having completed the combination, and Charter and its subsidiaries will be subject to a number of risks, including the following:

•the market price of Charter common stock could decline;
•Charter could owe a substantial termination fee to Liberty Broadband under certain circumstances;
•if the merger agreement is terminated and Charter seeks another business combination, Charter may not find a party willing to enter into a transaction on terms comparable to or more attractive than the terms agreed to in the merger agreement;
•time and resources, financial and other, committed by Charter and its subsidiaries’ management to matters relating to the combination could otherwise have been devoted to pursuing other beneficial opportunities;
•Charter and its subsidiaries may experience negative reactions from the financial markets or from customers, suppliers, regulators or employees;
•Charter will be required to pay its costs relating to the combination, such as legal, accounting, financial advisory, filing, printing and mailing fees, whether or not the combination is completed;
•Charter and its subsidiaries are subject to restrictions on the conduct of our business prior to the effective time, as set forth in the merger agreement, which may prevent Charter and its subsidiaries from making certain acquisitions or taking other actions during the pendency of the combination; and
•reputational harm due to the adverse perception of any failure to successfully complete the combination.

In addition, if the combination is not completed, Charter could be subject to litigation related to any failure to complete the combination or related to any enforcement proceeding commenced against Charter to perform its obligations under the merger agreement. Any of these risks could materially and adversely impact Charter’s and its subsidiaries’ financial condition, financial results and stock price.

We are subject to contractual restrictions while the combination is pending, which could adversely affect our business and operations.

Under the terms of the merger agreement, Charter and its subsidiaries (including CCO Holdings) are subject to a limited set of restrictions on the conduct of its business prior to the effective time. Such limitations may affect our ability to execute certain of our business strategies which could adversely affect us prior to the effective time. Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the combination.

The announcement and pendency of the combination could divert the attention of management and cause disruptions in our business, which could have an adverse effect on our business and financial results.

Our management may be required to divert a disproportionate amount of attention away from our day-to-day activities and operations and devote time and effort to consummating the combination. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the combination. These factors could adversely affect our financial position or results of operations, regardless of whether the combination is completed.

We will incur direct and indirect costs as a result of the combination.

We will incur substantial expenses in connection with and as a result of completing the combination, including advisory, legal and other transaction costs, and, following the completion of the combination, we expect to incur additional expenses in connection with combining the companies. A majority of these costs have already been incurred or will be incurred regardless of whether the combination is completed. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the combination. Although we expect that the realization of benefits related to the combination will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

If repurchases of Liberty Broadband’s shares of Charter Class A common stock during the pendency of the combination are not consummated on the agreed terms, or otherwise fail to meet the intended objectives, there could be adverse effects on the companies and the combination.

The Stockholders and Letter Agreement Amendment modifies the terms set forth in the existing letter agreement with respect to Liberty Broadband’s participation in Charter’s share repurchase program during the pendency of the combination. The repurchases of Liberty Broadband’s shares of Charter Class A common stock during such period are intended to facilitate the repayment by Liberty Broadband of certain of its outstanding indebtedness and to allow Liberty Broadband to maintain sufficient liquidity to fund its ongoing operations during the pendency of the combination. If the repurchases are not consummated on the agreed terms, or otherwise fail to meet the intended objectives, there could be adverse effects on the financial position of each of Liberty Broadband and Charter and on the combination.

Charter may fail to realize all of the anticipated benefits of the combination or those benefits may take longer to realize than expected.

The full benefits of the combination may not be realized as expected or may not be achieved within the anticipated time frame, or at all. In addition, there may be liabilities that Charter underestimated or did not discover in the course of performing its due diligence investigation of Liberty Broadband.

The combination raises other risks.

The pending combination with Liberty Broadband raises additional risks not described above. For additional information, see the definitive joint proxy statement/prospectus with respect to the combination, filed by Charter on January 22, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein.

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

As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition. For further discussion of cybersecurity risks, see “Part I. Item 1A. Risk Factors – Risks Related to Our Business – Various events could disrupt or result in unauthorized access to our networks, information systems or properties and could impair our operating activities and negatively impact our reputation and financial results.”

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

We have a unified cybersecurity leadership team, composed of members of our Security Executive Steering Committee (“Security ESC”) to oversee implementation of appropriate cybersecurity protections and promote accountability. The Security ESC is led by senior executives in our information technology ("IT") and technology operations groups and is comprised of senior executive leaders across the organization with the goal of driving cybersecurity focus through not just technical teams, but the entire business. The Security ESC reviews and evaluates current cyber threats and risks and improvements to our program and provides quarterly updates to the Chief Executive Officer as well as ad hoc updates on urgent matters. We also have a Cyber Security Council (“CSC”) and Security Operations Steering Committee that, under the direction of the Security ESC, collectively focus on cybersecurity across Charter and the overall protection of our internal network and related processes, policy, training and actions to protect customer and employee data. The CSC is comprised of senior leaders across the organization and operates under the auspices of the Security ESC, which is ultimately accountable under our enterprise risk management program for cybersecurity.

Our Executive Vice President, Technology Operations and our Executive Vice President, Software Development & IT collectively oversee our cybersecurity program. Our Executive Vice President, Technology Operations is responsible for operating our customer product technology infrastructure across our 41-state footprint. He has served in various network operations roles at Charter since 2016 and previously held various engineering roles at other large public companies. Our Executive Vice President, Software Development & IT leads software development, security, technical integration, and IT. He has served in various software and engineering roles at Charter since 2016, and has previously held various IT roles, including chief information officer, at other telecommunications companies.

Our Chief Information Security Officer (“CISO”) is a Certified Information Systems Security Professional and has served in various roles in information security at Charter since 2020. He has over two decades of experience in cybersecurity, corporate security and network operations, including cyber threat intelligence, vulnerability management, security operations, incident response, information security engineering and architecture, risk management and security awareness.

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

Item 3. Legal Proceedings.

The legal proceedings information set forth in Note 16 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K is incorporated herein by reference. Within this section, we use a threshold of $1 million in disclosing environmental proceedings involving a governmental authority, if any.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2024 with respect to Charter's equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	16,324,594	(1)	$395.53	10,201,512	(1)
Equity compensation plans not approved by security holders	—		$—	—

TOTAL	16,324,594	(1)		10,201,512	(1)

(1)    This total does not include 13,353 shares issued pursuant to restricted stock grants made under Charter's 2019 Stock Incentive Plan, which are subject to vesting based on continued service.

For information regarding securities issued under Charter's equity compensation plans, see Note 13 to our accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

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

Overview

We are a leading broadband connectivity company and cable operator with services available to an estimated 57 million homes and businesses in 41 states through our Spectrum brand. Over an advanced communications network, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach delivers tailored advertising and production for the modern media landscape. We also distribute award-winning news coverage and sports programming to our customers through Spectrum Networks. See “Part I. Item 1. Business — Products and Services” for further description of these services, including customer statistics for different services.

During the year ended December 31, 2024, we lost 508,000 Internet customers while adding 2,117,000 mobile lines. Our Internet customer growth was challenged by the end of the FCC’s ACP, lower customer move rates and the competitive environment. While our retention programs for the customers impacted by the end of ACP subsidies have been successful in retaining the vast majority of ACP customers, the end of the ACP subsidy program has been disruptive to our business and resulted in customer losses during the year. In September, Spectrum launched a new brand platform, Life Unlimited, which emphasizes the power of Spectrum’s advanced network and cutting-edge connectivity products and services along with a new and simplified pricing and packaging strategy that better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Additionally, Spectrum announced new customer commitments focused on reliable connectivity, transparency, exceptional service and a focus on always improving.

Our mobile line growth continued to benefit from our pricing and packaging strategy, including our Anytime Upgrade offering and Phone Balance Buyout program. Our Internet and mobile product bundles, including Spectrum One, provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. Anytime Upgrade allows certain customers to upgrade their devices whenever they want, eliminating traditional wait times, upgrade fees and condition requirements. Our Phone Balance Buyout program makes switching mobile providers easier by helping customers pay off balances on ported lines.

We spent $2.2 billion on our subsidized rural construction initiative during the year ended December 31, 2024 and activated approximately 393,000 subsidized rural passings. We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint. Our network evolution initiative is progressing. We are upgrading our network to deliver symmetrical and multi-gigabit speeds across our footprint and are now offering symmetrical speeds in all of our step 1 high split markets. In 2024, we began offering certain seamless entertainment applications including, among others, Max, Disney+, ESPN+, Paramount+, ViX Premium and Tennis Channel Plus to customers in certain packages and reached agreements with several other programmers that will add Discovery+, Peacock, AMC+ and BET+ in certain packages in 2025. We now have completed deals with every major programmer to deliver better flexibility and greater value to our customers by including seamless entertainment applications with our Spectrum TV services at no additional cost. We also continue to evolve our video product and are deploying Xumo stream boxes to new video customers. Xumo combines a live TV experience with access to hundreds of content applications, and features unified search and discovery, along with a curated content offering based on a customer’s interests and subscriptions. In September 2024, we launched our Life Unlimited brand platform which includes a new customer commitment that provides performance and service benchmarks and a new and simplified pricing structure designed to drive more value into our relationships.

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

	Years ended December 31,
	2024	2023	Growth
Revenues	$55,085	$54,607	0.9%
Adjusted EBITDA	$22,476	$21,747	3.4%
Income from operations	$13,065	$12,377	5.6%

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

Growth in total revenue was primarily due to mobile line growth and higher average revenue per customer, partly offset by lower customers. Adjusted EBITDA and income from operations growth was driven by growth in revenue and decreases in operating costs and expenses, primarily programming expense, partly offset by an increase in mobile device and other mobile direct costs.

Approximately 90% of our revenues for each of the years ended December 31, 2024 and 2023 are attributable to monthly subscription fees charged to customers for our Internet, video, mobile, voice and commercial services as well as regional sports and news channels. Generally, these customer subscriptions may be discontinued by the customer at any time subject to a fee for certain commercial customers. The remaining 10% of our revenue is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), sales of mobile and video devices, processing fees or reconnection fees charged to customers to commence or reinstate service, installation, VOD and pay-per-view programming, and commissions related to the sale of merchandise by home shopping services.

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

We make judgments regarding the installation and construction activities to be capitalized. We capitalized direct labor and overhead of $2.4 billion and $2.3 billion for the years ended December 31, 2024 and 2023, respectively. We capitalize direct labor and overhead using standards developed from actual costs and applicable operational data. We calculate standards annually (or more frequently if circumstances dictate) for items such as the labor rates, overhead rates, and the actual amount of time required to perform a capitalizable activity. For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities. Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities, and a determination of the portion of costs that is directly attributable to capitalizable activities. The impact of changes that resulted from these studies were not material in the periods presented.

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our operating practices could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies.

Defined benefit pension plans

We sponsor qualified and unqualified defined benefit pension plans that provide pension benefits to a majority of employees who were employed by TWC before the merger with TWC. As of December 31, 2024, the accumulated benefit obligation and fair value of plan assets was $2.2 billion and $2.3 billion, respectively, and the net funded asset was recorded as a $125 million noncurrent asset, $3 million current liability and $15 million long-term liability. As of December 31, 2023, the accumulated benefit obligation and fair value of plan assets was $2.4 billion and $2.6 billion, respectively, and the net funded asset was recorded as a $149 million noncurrent asset, $3 million current liability and $19 million long-term liability. In June 2023, we purchased a buy-in group annuity contract from a highly rated insurer and in October 2023, we announced plans to fully terminate the qualified pension plan. The benefit obligation for the qualified pension plan is determined on a plan termination basis for which it is assumed that a portion of eligible active and deferred vested participants will elect lump sum payments.

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

We recognized net periodic pension cost of $23 million and $216 million in 2024 and 2023, respectively. Net periodic pension benefit or cost is determined using certain assumptions, including the expected long-term rate of return on plan assets, discount rate and mortality assumptions. We determined the discount rate used to compute pension cost based on the yield of a large population of high-quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments. In developing the expected long-term rate of return on assets, we considered the current pension portfolio’s composition, past average rate of earnings, and our asset allocation targets. We used a discount rate of 5.08% to determine the December 31, 2024 pension plan benefit obligation. A decrease in the discount rate of 25 basis points would result in a $68 million increase in our pension plan benefit obligation as of December 31, 2024 and net periodic pension cost recognized in 2024 under our mark-to-market accounting policy. The expected long-term rate of return on plan assets used to determine net periodic pension benefit for the year ended December 31, 2025 is expected to be 5.00%. A decrease in the expected long-term rate of return of 25 basis points to 4.75%, while holding all other assumptions constant, would result in an increase in our 2025 net periodic pension cost of approximately $6 million. See Note 17 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for additional discussion on these assumptions.

Results of Operations

A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 2, 2024, which is available free of charge on the SEC's website at www.sec.gov and on Charter's investor relations website at ir.charter.com.

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Year Ended December 31,
	2024	2023
Revenues	$55,085	$54,607

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	33,260	33,552
Depreciation and amortization	8,643	8,667
Other operating expense, net	117	11
	42,020	42,230
Income from operations	13,065	12,377

Other Income (Expense):
Interest expense, net	(5,192)	(5,154)
Other expense, net	(392)	(505)
	(5,584)	(5,659)

Income before income taxes	7,481	6,718
Income tax expense	(72)	(19)
Consolidated net income	7,409	6,699
Less: Net income attributable to noncontrolling interests	(3)	(2)
Net income attributable to CCO Holdings member	$7,406	$6,697

Revenues. Total revenues grew $478 million or 0.9% during the year ended December 31, 2024 as compared to 2023 primarily due to growth in mobile lines, average revenue per customer and advertising sales, partly offset by lower customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Years ended December 31,
	2024	2023	Growth
Internet	$23,360	$23,032	1.4%
Video	15,126	16,351	(7.5)%
Mobile service	3,083	2,243	37.5%
Voice	1,437	1,510	(4.9)%
Residential revenue	43,006	43,136	(0.3)%

Small and medium business	4,371	4,353	0.4%
Enterprise	2,883	2,770	4.1%
Commercial revenue	7,254	7,123	1.8%

Advertising sales	1,780	1,551	14.8%
Other	3,045	2,797	8.8%
	$55,085	$54,607	0.9%
The increase in Internet revenues from our residential customers was attributable to the following (dollars in millions):

2024 compared to 2023
Increase related to rate and product mix changes	$493
Decrease in average residential Internet customers	(165)
$328

The increase related to rate and product mix was primarily due to promotional rate step-ups and rate adjustments, partly offset by retention offers extended to customers that previously received an ACP subsidy. Residential Internet customers decreased by 510,000 in 2024 compared to 2023.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues was attributable to the following (dollars in millions):

2024 compared to 2023
Decrease in average residential video customers	$(1,418)
Increase related to rate and product mix changes	193
$(1,225)

Residential video customers decreased by 1,176,000 in 2024 compared to 2023. The increase related to rate and product mix was primarily due to promotional rate step-ups, video rate adjustments that pass-through programming rate increases and $63 million of customer credits related to the temporary loss of Disney programming in 2023, partly offset by a higher mix of lower priced video packages within our video customer base and costs required by accounting principles to be allocated to seamless entertainment applications and netted within video revenue.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

2024 compared to 2023
Increase in average residential mobile lines	$758
Increase related to rate	82
$840

Residential mobile lines increased by 2,049,000 in 2024 compared to 2023. The increase related to rate is primarily related to successful conversion of free lines to paying lines and success of our Unlimited Plus plan.

The decrease in voice revenues from our residential customers was attributable to the following (dollars in millions):

2024 compared to 2023
Decrease in average residential voice customers	$(219)
Increase related to rate adjustments	146
$(73)

Residential wireline voice customers decreased by 1,076,000 in 2024 compared to 2023.

The increase in SMB revenues is attributable to the following (dollars in millions):

2024 compared to 2023
Increase related to rate and product mix changes	$12
Increase in average SMB customers	6
$18

SMB customers decreased by 7,000 in 2024 compared to 2023.

Enterprise revenues increased $113 million during the year ended December 31, 2024 as compared to the corresponding period in 2023 primarily due to an increase in Internet PSUs. Enterprise PSUs increased by 16,000 in 2024 compared to 2023.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $229 million during the year ended December 31, 2024 as compared to the corresponding period in 2023 primarily due to an increase in political ad revenue and advanced advertising partly offset by lower local and national ad revenue.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased approximately $248 million during the year ended December 31, 2024 as compared to the corresponding period in 2023 primarily due to higher mobile device sales.

Operating costs and expenses. The decrease in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, was attributable to the following (dollars in millions):

2024 compared to 2023
Programming	$(985)
Other costs of revenue	764
Field and technology operations	(30)
Customer operations	(81)
Sales and marketing	61
Other	(21)
$(292)

Programming costs were approximately $9.7 billion and $10.6 billion for the years ended December 31, 2024 and 2023, representing 29% and 32% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer video customers and a higher mix of lower cost video packages within our video customer base as well as costs required by accounting principles to be allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent as well as a $61 million benefit related to the temporary loss of Disney programming during 2023.

Other costs of revenue increased $764 million during the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

The decrease in other expense was attributable to the following (dollars in millions):

2024 compared to 2023
Stock compensation expense	$(41)
Advertising sales	(17)
Costs to sell and service bulk properties	24
Property tax and insurance	15
Other	(2)
$(21)

Depreciation and amortization. Depreciation and amortization expense decreased by $24 million during the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating expense, net. The change in other operating expense, net was attributable to the following (dollars in millions):

2024 compared to 2023
Special charges, net	$(133)
(Gain) loss on disposal of assets, net	239
$106

For more information, see Note 12 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense increased by $38 million in 2024 from 2023 primarily due to an increase in weighted average interest rates, partly offset by a decrease in weighted average debt.

Other expense, net. The change in other expense, net is attributable to the following (dollars in millions):

2024 compared to 2023
Net periodic pension benefit (cost) (see Note 17)	$193
Loss on equity investments, net (see Note 5)	(5)
Gain (loss) on extinguishment of debt, net (see Note 8)	4
Gain (loss) on financial instruments, net (see Note 10)	(79)
$113

See Note 12 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $72 million and $19 million for the years ended December 31, 2024 and 2023, respectively. For more information, see Note 14 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member was $7.4 billion and $6.7 billion for the years ended December 31, 2024 and 2023, respectively, primarily as a result of the factors described above.

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

Management and Charter’s Board of Directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the SEC). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $1.5 billion and $1.4 billion for the years ended December 31, 2024 and 2023, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Years ended December 31,
	2024	2023
Net income attributable to CCO Holdings member	$7,406	$6,697
Plus: Net income attributable to noncontrolling interest	3	2
Interest expense, net	5,192	5,154
Income tax expense	72	19
Depreciation and amortization	8,643	8,667
Stock compensation expense	651	692
Other, net	509	516
Adjusted EBITDA	$22,476	$21,747

Net cash flows from operating activities	$15,882	$15,729
Less: Purchases of property, plant and equipment	(11,269)	(11,115)
Change in accrued expenses related to capital expenditures	1,096	172
Free cash flow	$5,709	$4,786

Liquidity and Capital Resources

Overview

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of December 31, 2024 was $93.8 billion, consisting of $10.3 billion of credit facility debt, $56.2 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt and the high yield debt markets.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $5.7 billion and $4.8 billion for the years ended December 31, 2024 and 2023, respectively. See table below for factors impacting free cash flow during the year ended December 31, 2024 compared to 2023. As of December 31, 2024, the amount available under our credit facilities was approximately $6.3 billion and cash on hand was approximately $254 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter's leverage ratio was 4.13 times Adjusted EBITDA as of December 31, 2024. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband discussed below, during the years ended December 31, 2024 and 2023, Charter purchased in the public market approximately 2.7 million and 6.9 million shares, respectively, of Charter Class A common stock for approximately $822 million and $2.7 billion, respectively. Since the beginning of its buyback program in September 2016 through the year ended December 31, 2024, Charter has purchased in the public market approximately 162.6 million shares of Class A common stock and Charter Holdings common units for approximately $73.4 billion, including purchases from Liberty Broadband and A/N discussed below.

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “Existing LBB Letter Agreement”), as amended by the Stockholders and Letter Agreement Amendment. The Existing LBB Letter Agreement implemented Liberty

Broadband’s obligations under the Existing Stockholders Agreement to participate in share repurchases by Charter. Under the Existing LBB Letter Agreement, Liberty Broadband sold to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it did not exceed the ownership cap then applicable to Liberty Broadband under the Existing Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. The Stockholders and Letter Agreement Amendment sets forth, among other things, the terms of Liberty Broadband’s participation in Charter’s share repurchases during the period between the execution of the merger agreement and the effective time of the merger agreement. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed transaction, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s exchangeable debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) the amount needed, in the reasonable judgment of Charter, to maintain an unrestricted cash balance of Liberty Broadband and its subsidiaries (other than GCI, GCI Spinco and their respective subsidiaries) of $50 million plus (y) the aggregate outstanding principal amount of the Liberty Broadband margin loan. The purchase price payable by Charter to Liberty Broadband in connection with such monthly repurchases will equal (i) the average price paid by Charter for shares of Charter Class A common stock repurchased during the immediately preceding calendar month (excluding shares repurchased from A/N and certain other excluded repurchases) or (ii) if Charter has not engaged in any repurchases of shares of Charter Class A common stock during the immediately preceding calendar month (other than any repurchases from A/N and certain other excluded repurchases), a purchase price based on a Bloomberg volume-weighted average price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. Liberty Broadband will apply the proceeds from any such repurchases or borrowings from Charter to repay certain of its outstanding indebtedness in accordance with the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment provides that Liberty Broadband will be exempt from the standstill restrictions and the ownership cap under the Existing Stockholders Agreement to the extent its ownership in Charter exceeds such ownership cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. Charter purchased from Liberty Broadband 1.0 million shares of Charter Class A common stock during each of the years ended December 31, 2024 and 2023 for approximately $335 million and $394 million, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the years ended December 31, 2024 and 2023, Charter Holdings purchased from A/N 0.6 million and 1.1 million Charter Holdings common units, respectively, for approximately $189 million and $427 million, respectively.

As of December 31, 2024, Charter had remaining board authority to purchase an additional $961 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow increased $923 million during the year ended December 31, 2024 compared to the corresponding prior period due to the following (dollars in millions):

2024 compared to 2023
Changes in working capital, excluding mobile devices	$1,058
Increase in Adjusted EBITDA	729
Increase in cash paid for interest, net	(309)
Increase in capital expenditures	(154)
Changes in working capital, mobile devices	(144)
Other, net	(257)
$923

Other, net primarily includes the payment of a litigation settlement during the year ended December 31, 2024 compared to the corresponding period in 2023.

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $282 million, incurred by a single-asset special purpose entity to finance construction of the first building of the Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

In June 2024, a bankruptcy remote special purpose vehicle and our consolidated subsidiary, CCO EIP Financing, LLC, (the “SPV Borrower”) entered into a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”). Borrowings under the EIP Financing Facility are secured by the EIP Receivables transferred to the SPV Borrower, future collections on such EIP Receivables, and related assets consisting primarily of restricted cash. We and our other subsidiaries do not guarantee any principal or interest payable by SPV Borrower under the EIP Financing Facility and SPV Borrower is not a guarantor of the Guaranteed and Secured Debt. As of December 31, 2024, the carrying value of the EIP Financing Facility was $1.1 billion and is reflected on our consolidated balance sheets. As of December 31, 2024, pledged EIP Receivables with an unpaid principal balance of $1.6 billion, included in accounts receivable, net and other noncurrent assets, and restricted cash of $47 million, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected on our consolidated balance sheets.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $254 million and $471 million in cash and cash equivalents as of December 31, 2024 and 2023, respectively. In addition, we held $47 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of December 31, 2024.

Operating Activities. Net cash provided by operating activities increased $153 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase in Adjusted EBITDA, partly offset by an increase in cash paid for interest and the payment of litigation settlements in 2024.

Investing Activities. Net cash used in investing activities was $10.6 billion and $11.1 billion for the years ended December 31, 2024 and 2023, respectively. The decrease in cash used was primarily due to changes in accrued expenses related to capital expenditures as a result of extended vendor payment terms in connection with our implementation of a supply chain financing program.

Financing Activities. Net cash used in financing activities increased $876 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in the amount by which repayments of long-term debt exceeded borrowings, partly offset by a decrease in distributions to parent companies and borrowings under the EIP Financing Facility.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $11.3 billion and $11.1 billion for the years ended December 31, 2024 and 2023, respectively. The increase was primarily driven by an increase in line extensions in connection with our subsidized rural construction initiative, partly offset by a decrease in customer premise equipment. See the table below for more details.

We currently expect full year 2025 capital expenditures to total approximately $12 billion, including line extensions of approximately $4.2 billion and network evolution spend of approximately $1.5 billion. The actual amount of capital expenditures in 2025 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and growth rates in our residential and commercial businesses.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued liabilities related to capital expenditures increased $1.1 billion and $172 million for the years ended December 31, 2024 and 2023, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the years ended December 31, 2024 and 2023. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Year Ended December 31,
	2024	2023
Customer premise equipment (a)	$2,172	$2,286
Scalable infrastructure (b)	1,422	1,368
Upgrade/rebuild (c)	1,771	1,719
Support capital (d)	1,688	1,727
Capital expenditures, excluding line extensions	7,053	7,100

Subsidized rural construction line extensions	2,144	1,822
Other line extensions	2,072	2,193
Total line extensions (e)	4,216	4,015
Total capital expenditures	$11,269	$11,115

Of which:
Commercial services	$1,437	$1,560
Subsidized rural construction initiative (f)	$2,152	$1,870
Mobile	$245	$314

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

Debt

As of December 31, 2024, the accreted value of our total debt was approximately $93.9 billion, as summarized below (dollars in millions):

	December 31, 2024
	Principal Amount	Accreted Value (a)	Interest Payment Dates	Maturity Date (b)
CCO Holdings, LLC:
5.500% senior notes due 2026	$750	$749	5/1 & 11/1	5/1/2026
5.125% senior notes due 2027	3,250	3,240	5/1 & 11/1	5/1/2027
5.000% senior notes due 2028	2,500	2,487	2/1 & 8/1	2/1/2028
5.375% senior notes due 2029	1,500	1,500	6/1 & 12/1	6/1/2029

6.375% senior notes due 2029	1,500	1,490	3/1 & 9/1	9/1/2029
4.750% senior notes due 2030	3,050	3,045	3/1 & 9/1	3/1/2030
4.500% senior notes due 2030	2,750	2,750	2/15 & 8/15	8/15/2030
4.250% senior notes due 2031	3,000	3,001	2/1 & 8/1	2/1/2031
7.375% senior notes due 2031	1,100	1,091	3/1 & 9/1	3/1/2031
4.750% senior notes due 2032	1,200	1,191	2/1 & 8/1	2/1/2032
4.500% senior notes due 2032	2,900	2,920	5/1 & 11/1	5/1/2032
4.500% senior notes due 2033	1,750	1,733	6/1 & 12/1	6/1/2033
4.250% senior notes due 2034	2,000	1,985	1/15 & 7/15	1/15/2034
Charter Communications Operating, LLC:
4.908% senior notes due 2025	1,800	1,799	1/23 & 7/23	7/23/2025
6.150% senior notes due 2026	1,100	1,094	5/10 & 11/10	11/10/2026
3.750% senior notes due 2028	1,000	995	2/15 & 8/15	2/15/2028
4.200% senior notes due 2028	1,250	1,246	3/15 & 9/15	3/15/2028
2.250% senior notes due 2029	1,250	1,244	1/15 & 7/15	1/15/2029
5.050% senior notes due 2029	1,250	1,245	3/30 & 9/30	3/30/2029
6.100% senior notes due 2029	1,500	1,489	6/1 & 12/1	6/1/2029
2.800% senior notes due 2031	1,600	1,589	4/1 & 10/1	4/1/2031
2.300% senior notes due 2032	1,000	994	2/1 & 8/1	2/1/2032
4.400% senior notes due 2033	1,000	991	4/1 & 10/1	4/1/2033
6.650% senior notes due 2034	900	893	2/1 & 8/1	2/1/2034
6.550% senior notes due 2034	1,500	1,486	6/1 & 12/1	6/1/2034
6.384% senior notes due 2035	2,000	1,986	4/23 & 10/23	10/23/2035
5.375% senior notes due 2038	800	788	4/1 & 10/1	4/1/2038
3.500% senior notes due 2041	1,500	1,485	6/1 & 12/1	6/1/2041
3.500% senior notes due 2042	1,350	1,333	3/1 & 9/1	3/1/2042
6.484% senior notes due 2045	3,500	3,470	4/23 & 10/23	10/23/2045
5.375% senior notes due 2047	2,500	2,506	5/1 & 11/1	5/1/2047
5.750% senior notes due 2048	2,450	2,396	4/1 & 10/1	4/1/2048
5.125% senior notes due 2049	1,250	1,241	1/1 & 7/1	7/1/2049
4.800% senior notes due 2050	2,800	2,797	3/1 & 9/1	3/1/2050
3.700% senior notes due 2051	2,050	2,032	4/1 & 10/1	4/1/2051
3.900% senior notes due 2052	2,400	2,326	6/1 & 12/1	6/1/2052
5.250% senior notes due 2053	1,500	1,480	4/1 & 10/1	4/1/2053
6.834% senior notes due 2055	500	495	4/23 & 10/23	10/23/2055
3.850% senior notes due 2061	1,850	1,811	4/1 & 10/1	4/1/2061
4.400% senior notes due 2061	1,400	1,389	6/1 & 12/1	12/1/2061
3.950% senior notes due 2062	1,400	1,380	6/30 & 12/30	6/30/2062
5.500% senior notes due 2063	1,000	986	4/1 & 10/1	4/1/2063
Credit facilities	10,334	10,276		Varies
Time Warner Cable, LLC:
5.750% sterling senior notes due 2031 (c)	782	816	6/2	6/2/2031
6.550% senior debentures due 2037	1,500	1,640	5/1 & 11/1	5/1/2037
7.300% senior debentures due 2038	1,500	1,724	1/1 & 7/1	7/1/2038
6.750% senior debentures due 2039	1,500	1,677	6/15 & 12/15	6/15/2039
5.875% senior debentures due 2040	1,200	1,247	5/15 & 11/15	11/15/2040
5.500% senior debentures due 2041	1,250	1,257	3/1 & 9/1	9/1/2041
5.250% sterling senior notes due 2042 (d)	813	789	7/15	7/15/2042
4.500% senior debentures due 2042	1,250	1,157	3/15 & 9/15	9/15/2042
Time Warner Cable Enterprises LLC:
8.375% senior debentures due 2033	1,000	1,202	1/15 & 7/15	7/15/2033
	$93,779	$93,933

(a)The accreted values presented in the table above represent the principal amount of the debt adjusted for original issue discount or premium at the time of sale, deferred financing costs, and, in regards to debt assumed in acquisitions, fair value premium adjustments as a result of applying acquisition accounting plus the accretion of those amounts to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. In regards to the Sterling Notes, the principal amount of the debt and any premium or discount is remeasured into US dollars as of each balance sheet date. We had availability under our credit facilities of approximately $6.3 billion as of December 31, 2024.
(b)In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.
(c)Principal amount includes £625 million valued at $782 million as of December 31, 2024 using the exchange rate as of December 31, 2024.
(d)Principal amount includes £650 million valued at $813 million as of December 31, 2024 using the exchange rate as of December 31, 2024.

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

In December 2024, Charter Operating entered into an amendment to its credit agreement to (i) establish a new Revolving Loan C (including by converting a portion of the existing Revolving Loan B commitments to Revolving Loan C commitments), (ii) convert a portion of the Term A-5 Loan to Term A-7 Loan and repay any remaining Term A-5 Loan that was not converted to Term A-7 Loan, and (iii) convert or replace a portion of the Term B-2 Loan with a new tranche of Term B-5 Loan and repay any remaining Term B-2 Loan that was not converted to Term B-5 Loan, among other amendments. After giving effect to the amendment, (i) the aggregate principal amount of Revolving Loan B commitments is approximately $960 million, with pricing unchanged and maturing on August 31, 2027, (ii) the aggregate principal amount of Revolving Loan C commitments is $5.5 billion, with a pricing of SOFR plus 1.25% and maturing on March 15, 2030, (iii) the aggregate principal amount of Term A-7 Loan is approximately $4.5 billion, with a pricing of SOFR plus 1.25% and maturing on March 15, 2030, and (iv) the aggregate principal amount of Term B-5 Loan is approximately $2.5 billion, with a pricing of SOFR plus 2.25% and maturing on December 15, 2031.

See Note 8 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding our outstanding debt and other financing arrangements, including certain information about maturities, covenants and restrictions related to such debt and financing arrangements. The agreements and instruments governing our debt and financing arrangements are complicated and you should consult such agreements and instruments which are filed with the SEC for more detailed information. See also “Part I. Item 1A. Risk Factors — The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.”

Recently Issued Accounting Standards

See Note 18 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of our cross-currency derivatives included in other long-term liabilities on our consolidated balance sheets was $504 million and $440 million as of December 31, 2024 and 2023, respectively. For more information, see Note 10 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

As of December 31, 2024 and 2023, the weighted average interest rate on the credit facility debt was approximately 6.3% and 7.0%, respectively, and the weighted average interest rate on the senior notes was approximately 5.0% and 5.0%, respectively, resulting in a blended weighted average interest rate of 5.2% and 5.3%, respectively.  The interest rate on approximately 89% and 86% of the total principal amount of our debt was fixed as of December 31, 2024 and 2023, respectively.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2024 (dollars in millions):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$1,800	$1,850	$3,250	$4,750	$7,000	$64,795	$83,445	$72,777
Average Interest Rate	4.91%	5.89%	5.13%	4.53%	5.13%	5.05%	5.05%

Variable Rate	$305	$305	$304	$642	$279	$8,499	$10,334	$10,079
Average Interest Rate	5.47%	5.36%	5.37%	5.41%	5.39%	5.79%	5.72%

Interest rates on variable-rate debt are estimated using the average implied forward SOFR for the year of maturity based on the yield curve in effect at December 31, 2024 including applicable bank spread.

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

In October 2024, we completed the implementation of a Human Capital Management platform which improved the efficiency of certain personnel and related transactional processes. As a result of the implementation of the Human Capital Management platform, we designed, implemented and are operating new information technology general controls, and revised and updated certain process-level controls.

Except as described above in the preceding paragraph, during the quarter ended December 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2024, our internal control over financial reporting was effective.

Item 9B. Other Information.

On January 29, 2025, Charter entered into an employment agreement (the “Fischer Employment Agreement”) with Jessica Fischer, our Chief Financial Officer.

The Fischer Employment Agreement, which is effective as of February 5, 2025, has a term ending February 5, 2027 (or upon an earlier termination of employment) and provides that Ms. Fischer will continue to serve as Chief Financial Officer. The Fischer Employment Agreement provides that Ms. Fischer will receive an annual base salary of at least $925,000 and a target annual cash bonus opportunity of 175% of her annual base salary.

Ms. Fischer will also continue to participate in Charter’s employee benefit plans and receive perquisites as generally provided to other senior executives of Charter. In addition, consistent with Ms. Fischer’s prior employment agreement, Charter will continue to reimburse Ms. Fischer for all reasonable and necessary expenses incurred in connection with the performance of her duties.

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

A copy of the Fischer Employment Agreement is filed herewith as Exhibit 10.72(b). The foregoing description of the Fischer Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of that document.

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

Audit Fees

During each of the years ended December 31, 2024 and 2023, we incurred fees and related expenses for professional services rendered by KPMG for the audits of Charter and its subsidiaries’ financial statements (including CCO Holdings), for the review of Charter and its subsidiaries’ interim financial statements (including CCO Holdings), registration statement filings and offering memoranda filings totaling approximately $7 million.

Audit-Related Fees

No audit-related fees to KPMG were incurred during the years ended December 31, 2024 and 2023.

Tax Fees

Charter incurred tax fees to KPMG of approximately $1 million during each of the years ended December 31, 2024 and 2023.

All Other Fees

None.

Charter's Audit Committee appoints, retains, compensates and oversees the independent registered public accounting firm (subject, if applicable, to board of director and/or stockholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended, with respect to independent registered public accounting firms. Pre-approvals of non-audit services are sometimes delegated to a single member of Charter's Audit Committee. However, any pre-approvals made by Charter's Audit Committee’s designee are presented at Charter's Audit Committee’s next regularly scheduled meeting. Charter's Audit Committee has an obligation to consult with management on these matters. Charter's Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2024 and 2023. Each year, including 2024, with respect to the audit engagement, Charter's Audit Committee reviews the risk assessment process in establishing the scope of examination and the reports to be rendered.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this annual report:

(1)    Financial Statements.

A listing of the financial statements, notes and report of independent public accountants required by "Part II. Item 8. Financial Statements and Supplementary Data" begins on page F-1 of this annual report.

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

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: January 31, 2025		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: January 31, 2025		Executive Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of CCO Holdings, LLC and CCO Holdings Capital Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher L. Winfrey	President and Chief Executive Officer	January 31, 2025
Christopher L. Winfrey	(Principal Executive Officer)

/s/ Jessica M. Fischer	Chief Financial Officer (Principal Financial Officer)	January 31, 2025
Jessica M. Fischer

/s/ Kevin D. Howard	Executive Vice President, Chief Accounting Officer	January 31, 2025
Kevin D. Howard	and Controller (Principal Accounting Officer)

CHARTER COMMUNICATIONS, INC., in its sole capacity as
manager of CCO Holdings, LLC

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: January 31, 2025		Executive Vice President, Chief Accounting Officer and Controller
S-1

Exhibit Index

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit	Description

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

2.3
Agreement and Plan of Merger, dated as of November 12, 2024, by and among Charter Communications, Inc., Liberty Broadband Corporation, Fusion Merger Sub 1, LLC and Fusion Merger Sub 2, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2024 (File No. 001-33664)).

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

4.1(b)
Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement, dated as of November 12, 2024, by and among Charter Communications, Inc., Advance/Newhouse Partnership and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2024 (File No. 001-33664)).

4.2
Charter Communications, Inc. Retirement Accumulation Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Charter Communications, Inc. on March 28, 2024 (File No. 001-33664)).

4.3
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

4.4
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

4.6	Form of 4.908% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).
4.7	Form of 6.384% Senior Secured Notes due 2035 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).
4.8	Form of 6.484% Senior Secured Notes due 2045 (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).

4.9	Form of 6.834% Senior Secured Notes due 2055 (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015 (File No. 001-33664)).
4.10
Indenture, dated as of November 20, 2015, among CCO Holdings, LLC, CCO Holdings Capital Corp. and CCOH Safari, LLC, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 25, 2015 (File No. 001-33664)).

4.11
Seventh Supplemental Indenture, dated as of April 21, 2016, among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 27, 2016 (File No. 001-33664)).

4.12	Form of 5.500% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Charter Communications, Inc. filed April 27, 2016).
4.13
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

4.16
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

4.17
Third Supplemental Indenture, dated as of February 6, 2017, among CCO Holdings, LLC, CCO Holdings Capital Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 6, 2017 (File No. 001-33664)).

4.18	Form of 5.125% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 6, 2017 (File No. 001-33664))
4.19
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

4.20	Form of 5.375% Senior Secured Notes due 2047 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 26, 2017 (File No. 001-33664))
4.21
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

4.22	Form of 3.750% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 12, 2017 (File No. 001-33664)).
4.23
Fourth Supplemental Indenture, dated as of August 8, 2017, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 14, 2017 (File No. 001-33664)).

4.24	Form of 5.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 14, 2017 (File No. 001-33664)).
4.25
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

4.32
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

4.33
Form of 5.050% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on January 24, 2019 (File No. 001-33664)).

4.34
Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

4.35
First Supplemental Indenture, dated as of May 23, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).

4.36	Form of 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 30, 2019 (File No. 001-33664)).
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

4.38
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

4.39	Form of 5.125% Senior Secured Notes due 2049 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 10, 2019 (File No. 001-33664)).
4.40
Second Supplemental Indenture, dated as of October 1, 2019, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019).

4.41	Form of 4.750% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on October 7, 2019 (File No. 001-33664)).
4.42
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

4.43
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

4.45	Form of 4.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 21, 2020 (File No. 001-33664)).
4.46
Fourth Supplemental Indenture, dated as of March 18, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020 (File No. 001-33664)).

4.47	Form of 4.500% Senior Notes due 2032 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on March 23, 2020 (File No. 001-33664)).
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

4.49	Form of 2.800% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020 (File No. 001-33664)).
4.50	Form of 3.700% Senior Secured Notes due 2051 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on April 17, 2020 (File No. 001-33664)).
4.51
Fifth Supplemental Indenture, dated as of July 9, 2020, among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 13, 2020 (File No. 001-33664)).

4.52	Form of 4.250% Senior Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 13, 2020 (File No. 001-33664)).
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

4.79	Form of 7.375% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 16, 2023 (File No. 001-33664)).
4.80
Twenty-Third Supplemental Indenture, dated as of November 7, 2023, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.82 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on February 2, 2024 (File No. 001-33664)).

4.81
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

4.82	Form of 6.150% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2023 (File No. 001-33664)).
4.83	Form of 6.650% Senior Notes due 2034 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2023 (File No. 001-33664)).
4.84
Twenty-Fifth Supplemental Indenture, dated as of May 14, 2024, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 14, 2024 (File No. 001-33664)).

4.85	Form of 6.100% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 14, 2024 (File No. 001-33664)).
4.86	Form of 6.550% Senior Notes due 2034 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 14, 2024 (File No. 001-33664)).
4.87	Indenture, dated as of April 30, 1992 (the “TWCE Indenture”), as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. (“TWE”), Time Warner Companies, Inc. (“TWCI”), certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI’s Current Report on Form 8-K dated June 26, 1992 and filed with the SEC on July 15, 1992 (File No. 1-8637)). (P)
4.88	Second Supplemental Indenture to the TWCE Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE’s Registration Statement on Form S-4 dated and filed with the SEC on October 25, 1993 (Registration No. 33-67688) (the “TWE October 25, 1993 Registration Statement”)). (P)
4.89	Third Supplemental Indenture to the TWCE Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.3 to the TWE October 25, 1993 Registration Statement). (P)
4.90	Fourth Supplemental Indenture to the TWCE Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.4 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1993 and filed with the SEC on March 30, 1994 (File No. 1-12878)). (P)
4.91	Fifth Supplemental Indenture to the TWCE Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.5 to TWE’s Annual Report on Form 10-K for the year ended December 31, 1994 and filed with the SEC on March 30, 1995 (File No. 1-12878)). (P)
4.92
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

4.93
Seventh Supplemental Indenture to the TWCE Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of TWCI’s subsidiaries that are parties thereto and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Time Warner 1997 Form 10-K).

4.94
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

4.95
Ninth Supplemental Indenture to the TWCE Indenture, dated as of November 1, 2004, among Historic TW, TWE, Time Warner NY Cable Inc., WCI, ATC, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15062)).

4.96
Tenth Supplemental Indenture to the TWCE Indenture, dated as of October 18, 2006, among Historic TW, TWE, TW NY Cable Holding Inc. (“TW NY”), Time Warner NY Cable LLC (“TW NY Cable”), TWC, WCI, ATC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Time Warner’s Current Report on Form 8-K dated and filed October 18, 2006 (File No. 1-15062)).

4.97
Eleventh Supplemental Indenture to the TWCE Indenture, dated as of November 2, 2006, among TWE, TW NY, TWC and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 99.1 to Time Warner’s Current Report on Form 8-K dated and filed November 2, 2006 (File No. 1-15062)).

4.98
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

4.99
Thirteenth Supplemental Indenture, dated as of May 18, 2016, by and among Time Warner Cable Enterprises LLC, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 24, 2016 (File No. 001-33664)).

4.100
Indenture, dated as of April 9, 2007 (the “TWC Indenture”), among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated April 4, 2007 and filed with the SEC on April 9, 2007 (File No. 1-33335) (the “TWC April 4, 2007 Form 8-K”)).

4.101
First Supplemental Indenture to the TWC Indenture, dated as of April 9, 2007, among TWC, TW NY, TWE and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).

4.102
Second Supplemental Indenture to the TWC Indenture, dated as of September 30, 2012, among TWC, TW NY, TWCE, TWC Internet Holdings II and The Bank of New York Mellon, as trustee, supplementing the Indenture dated April 9, 2007, as amended (incorporated herein by reference to Exhibit 4.1 to the TWC September 30, 2012 Form 8-K).

4.103
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

4.105	Form of TWC 6.55% Exchange Debentures due 2037 (included as Exhibit C to the First Supplemental Indenture incorporated herein by reference to Exhibit 4.2 to the TWC April 4, 2007 Form 8-K).
4.106	Form of TWC 7.30% Debentures due 2038 (incorporated herein by reference to Exhibit 4.3 to the TWC June 16, 2008 Form 8-K).
4.107
Form of TWC 6.75% Debentures due 2039 (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated June 24, 2009 and filed with the SEC on June 29, 2009 (File No. 1-33335)).

4.108	Form of TWC 5.875% Debentures due 2040 (incorporated herein by reference to Exhibit 4.2 to the TWC November 9, 2010 Form 8-K).
4.109	Form of TWC 5.75% Note due 2031 (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated and filed with the SEC on May 26, 2011 (File No. 1-33335)).
4.110
Form of TWC 5.5% Debenture due 2041 (incorporated herein by reference to Exhibit 4.2 to the TWC Current Report on Form 8-K dated September 7, 2011 and filed with the SEC on September 12, 2011 (File No. 1-33335)).

4.111
Form of TWC 4.5% Debenture due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated August 7, 2012 and filed with the SEC on August 10, 2012 (File No. 1-33335)).

4.112	Form of TWC 5.25% Note due 2042 (incorporated herein by reference to Exhibit 4.1 to TWC’s Current Report on Form 8-K dated and filed with the SEC on June 27, 2012 (File No. 1-33335)).
4.113	Description of Securities (incorporated herein by reference to Exhibit 4.104 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on January 27, 2023 (File No. 001-33664)).
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

10.30(k)
Amendment No. 6, dated as of December 3, 2024, to the Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated on April 26, 2019, as amended by Amendment No. 1 on October 24, 2019 and as further amended by Amendment No. 2 on May 26, 2022 and as further amended by Amendment No. 3 on February 10, 2023, as further amended by Amendment No. 4 on March 23, 2023, and as further amended by Amendment No. 5 on December 7, 2023, by and among Charter Communications Operating, LLC, CCO Holdings, LLC, certain of Charter Communications Operating, LLC’s subsidiaries, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on December 9, 2024 (File No. 001-33664)).

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

10.61+
Second Amendment to the Charter Communications, Inc. 2019 Stock Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement for the Charter Communications, Inc. 2024 Annual Meeting of Stockholders filed on March 14, 2024 (File No. 001-33664)).

10.62+
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

10.65+
Form of Performance-Vesting Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 24, 2023 (File No. 001-33664)).

10.66+
Form of Performance-Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 24, 2023(File No. 001-33664)).

10.67+
Time Warner Cable Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.45 to TWC’s Current Report on Form 8-K dated February 13, 2007 and filed with the SEC on February 13, 2007).

10.68+
Time Warner Cable Inc. 2006 Stock Incentive Plan, as amended, effective March 12, 2009 (incorporated herein by reference to Exhibit 10.1 to TWC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.69+	Time Warner Cable Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Annex A to TWC’s Definitive Proxy Statement dated April 6, 2011 and filed with the SEC on April 6, 2011).
10.70(a)+
Amended and Restated Employment Agreement, dated as of September 20, 2022, by and between Charter Communications, Inc. and Christopher L. Winfrey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on September 21, 2022 (File No. 001-33664)).

10.70(b)+
Amendment to Amended and Restated Employment Agreement dated as of February 22, 2023 by and between Charter Communications Inc. and Christopher L. Winfrey (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on February 24, 2023 (File No. 001-33664)).

10.71(a)+
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

10.72(b)+
Employment Agreement, dated as of January 29, 2025, by and between Charter Communications, Inc. and Jessica Fischer (incorporated by reference to Exhibit 10.72(b) to the Annual Report on Form 10-K filed by Charter Communications, Inc. on January 31, 2025 (File No. 001-33664)).

10.73+
Employment Agreement, dated as of October 6, 2023, by and between Charter Communications, Inc. and Jamal Haughton (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on January 31, 2025 (File No. 001-33664)).

10.74+
Employment Agreement, dated as of December 21, 2024, by and between Charter Communications, Inc. and Adam Ray (incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on January 31, 2025 (File No. 001-33664)).

10.75+
Employment Agreement, dated as of July 23, 2024, by and between Charter Communications, Inc. and Kevin D. Howard (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Charter Communications, Inc. on July 26, 2024 (File No. 001-33664)).

10.76
Letter Agreement, dated as of December 23, 2016, between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 28, 2016 (File No. 001-33664)).

10.77
Amendment to Letter Agreement, dated as of December 21, 2017, between Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 22, 2017 (File No. 001-33664)).

10.78(a)
Letter Agreement, dated as of February 23, 2021, between Charter Communications, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on February 24, 2021 (File No. 001-33664)).

10.78(b)
Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement, dated as of November 12, 2024, by and among Charter Communications, Inc., Advance/Newhouse Partnership and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2024 (File No. 001-33664)).

10.79
Voting Agreement, dated as of November 12, 2024, by and among Charter Communications, Inc., Liberty Broadband Corporation, The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust, The Malone Family Land Preservation Foundation and the John C. Malone June 2003 Charitable Unitrust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2024 (File No. 001-33664)).

10.80
Voting Agreement, dated as of November 12, 2024, by and among Charter Communications, Inc., Liberty Broadband Corporation, Gregory B. Maffei, Maven GRAT 1, LLC, Maven 2017-1 GRAT, LLC and the Maffei Foundation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2024 (File No. 001-33664)).

10.81
Assumption and Joinder Agreement to Tax Sharing Agreement, made and entered into as of November 12, 2024, by and among Charter Communications, Inc., Liberty Broadband Corporation, Grizzly Merger Sub 1, LLC and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2024 (File No. 001-33664)).

10.82
Tax Sharing Agreement, dated as of March 9, 2018, by and between GCI Liberty, Inc. and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385)).

10.83
Assumption and Joinder Agreement to Indemnification Agreement, made and entered into as of November 12, 2024, by and among Charter Communications, Inc., Liberty Broadband Corporation, Grizzly Merger Sub 1, LLC, Qurate Retail, Inc., Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on November 13, 2024 (File No. 001-33664)).

10.84
Indemnification Agreement, dated as of March 9, 2018, by and among GCI Liberty, Inc., Liberty Interactive Corporation, Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385)).

19.1
Charter Communications, Inc. Securities Trading Policy, effective as of October 2024 (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by Charter Communications, Inc. on January 31, 2025 (File No. 001-33664)).

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
97.1
Charter Communications, Inc. Compensation Recovery Policy, effective as of October 1, 2023 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Charter Communications, Inc. filed on February 2, 2024 (File No. 001-33664)).

101
The following financial information from CCO Holdings LLC’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on January 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member’s Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover page, formatted in iXBRL and contained in Exhibit 101.
_____________
*    Filed herewith
+    Management compensatory plan or arrangement

INDEX TO FINANCIAL STATEMENTS

Page

Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Auditor Name: KPMG LLP
Auditor Location: St. Louis, MO
Auditor Firm ID: 185
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022	F-5
Consolidated Statements of Changes in Member’s Equity for the Years Ended December 31, 2024, 2023 and 2022	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Manager and Member
CCO Holdings, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CCO Holdings, LLC and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Testing of residential and SMB revenue

As discussed in Note 11 to the consolidated financial statements, the Company recorded residential and small and medium-sized business (SMB) revenue of $47.4 billion for the year ended December 31, 2024. This revenue is derived primarily from monthly subscription charges from its Internet, video, and voice services. Revenue is recognized as the services are provided to a customer on a monthly basis. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s residential and SMB revenue processes. This included manual and automated controls over the IT systems used for the processing and recording of residential and SMB revenue. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its recognition of residential and SMB revenue. We performed a software-assisted data analysis to test the relationships among certain revenue transactions during the year. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

(signed) KPMG LLP

We have served as the Company’s auditor since 2003.

St. Louis, Missouri
January 30, 2025

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254	$471
Accounts receivable, less allowance for doubtful accounts of $204 and $268, respectively	3,038	2,910
Receivables from related party	66	—
Prepaid expenses and other current assets	622	409
Total current assets	3,980	3,790

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $39,216 and $37,590, respectively	42,084	38,659
Customer relationships, net	975	1,745
Franchises	67,462	67,396
Goodwill	29,674	29,668
Total investment in cable properties, net	140,195	137,468

OTHER NONCURRENT ASSETS	4,196	4,222

Total assets	$148,371	$145,480

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$10,790	$10,185
Payables to related party	—	160
Current portion of long-term debt	1,799	2,000
Total current liabilities	12,589	12,345

LONG-TERM DEBT	92,134	95,777
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	1,072	—
DEFERRED INCOME TAXES	88	55
OTHER LONG-TERM LIABILITIES	3,227	3,113

MEMBER’S EQUITY:
CCO Holdings member's equity	39,235	34,165
Noncontrolling interests	26	25
Total member’s equity	39,261	34,190

Total liabilities and member’s equity	$148,371	$145,480

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES	$55,085	$54,607	$54,020

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	33,260	33,552	32,977
Depreciation and amortization	8,643	8,667	8,874
Other operating expense, net	117	11	287
	42,020	42,230	42,138
Income from operations	13,065	12,377	11,882

OTHER INCOME (EXPENSE):
Interest expense, net	(5,192)	(5,154)	(4,533)
Other income (expense), net	(392)	(505)	5
	(5,584)	(5,659)	(4,528)

Income before income taxes	7,481	6,718	7,354
Income tax expense	(72)	(19)	(47)
Consolidated net income	7,409	6,699	7,307
Less: Net income attributable to noncontrolling interests	(3)	(2)	(2)
Net income attributable to CCO Holdings member	$7,406	$6,697	$7,305

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2021	$36,203	$24	$36,227
Consolidated net income	7,305	2	7,307
Stock compensation expense	470	—	470
Contributions from parent	855	—	855
Distributions to parent	(12,965)	—	(12,965)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, December 31, 2022	31,868	25	31,893
Consolidated net income	6,697	2	6,699
Stock compensation expense	692	—	692
Contributions from parent	73	—	73
Distributions to parent	(5,165)	—	(5,165)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, December 31, 2023	34,165	25	34,190
Consolidated net income	7,406	3	7,409
Stock compensation expense	651	—	651
Contributions from parent	64	—	64
Distributions to parent	(3,051)	—	(3,051)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, December 31, 2024	$39,235	$26	$39,261

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$7,409	$6,699	$7,307
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	8,643	8,667	8,874
Stock compensation expense	651	692	470
Noncash interest, net	14	1	(35)
Deferred income taxes	33	1	(3)
Other, net	359	279	80
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(125)	(41)	(330)
Prepaid expenses and other assets	(561)	(564)	(199)
Accounts payable, accrued liabilities and other	(313)	(154)	(68)
Receivables from and payables to related party	(228)	149	35
Net cash flows from operating activities	15,882	15,729	16,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,269)	(11,115)	(9,376)
Change in accrued expenses related to capital expenditures	1,096	172	553
Other, net	(463)	(167)	(323)
Net cash flows from investing activities	(10,636)	(11,110)	(9,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	25,893	22,062	25,643
Borrowings of equipment installment plan financing facility	1,074	—	—
Repayments of long-term debt	(29,660)	(21,938)	(19,311)
Payments for debt issuance costs	(56)	(32)	(71)
Repayments of loans payable - related parties, net	—	(3)	(1,043)
Distributions to parent	(3,051)	(5,165)	(12,965)
Contributions from parent	64	73	855
Distributions to noncontrolling interest	(2)	(2)	(1)
Other, net	322	465	(21)
Net cash flows from financing activities	(5,416)	(4,540)	(6,914)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(170)	79	71
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	471	392	321
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$301	$471	$392

CASH PAID FOR INTEREST	$5,305	$4,993	$4,481
CASH PAID FOR TAXES	$26	$25	$37

As of December 31, 2024, cash, cash equivalents and restricted cash includes $47 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets.
The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs, pension benefits and income taxes. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform with the 2024 presentation.

Comprehensive income equaled net income attributable to CCO Holdings member for the years ended December 31, 2024, 2023 and 2022.

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
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets (e.g., property, plant and equipment and finite-lived intangible assets) to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of current or expected future operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets held for use were recorded in 2024, 2023 and 2022.

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

Government Assistance

The Company's government assistance primarily consists of federal subsidies from the Rural Development Opportunity Fund (“RDOF”) and state broadband grants primarily funded by the American Rescue Plan Act of 2021 (“ARPA”). The Company was awarded approximately $1.1 billion in federal subsidies in phase I of the RDOF auction to be received monthly over ten years to deploy and operate broadband services to unserved communities to more than one million estimated passings. For accounting purposes, RDOF subsidies are recorded as other revenues since the primary conditions for the receipt of the subsidies are the build out and operation of the broadband network over the ten years. During the years ended December 31, 2024, 2023 and 2022, other revenues included approximately $108 million, $116 million and $107 million of RDOF subsidy revenue, respectively.

The Company has also been awarded broadband grants to construct broadband infrastructure to unserved and underserved communities by various state and local governments. As of December 31, 2024, the Company has been publicly awarded approximately $1.3 billion in state grants, of which approximately $1.1 billion of these state grants have been formalized into executed agreements. State grants are either a fixed subsidy or variable with a subsidy cap conditioned upon construction. Cash is paid either upon project completion, milestone completion, or in some instances a portion of grant is paid in advance. Prefunded grants are subject to recapture if buildouts are not completed. For accounting purposes state broadband grants are

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
generally recorded as a reduction to property, plant and equipment using a percentage of completion, since the primary conditions for these grants are to build out the broadband network. During the years ended December 31, 2024, 2023 and 2022, the amount of state broadband grants recorded in the consolidated financial statements was not material.

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

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense. Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $7.8 billion, $7.6 billion, and $7.5 billion, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)

Property, plant and equipment consists of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Cable distribution systems	$49,211	$44,561
Customer premise equipment and installations	17,270	17,043
Vehicles and equipment	2,189	2,109
Buildings and improvements	5,007	4,951
Furniture, fixtures and equipment	7,623	7,585
	81,300	76,249
Less: accumulated depreciation	(39,216)	(37,590)
	$42,084	$38,659

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

All franchises are tested for impairment annually or more frequently as warranted by events or changes in circumstances. Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations. The franchise units of accounting are geographical clustering of cable systems representing the highest and best use groupings if sold to market participants. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired. If, after this optional qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary. In completing the qualitative impairment testing, the Company evaluates a multitude of factors that affect the fair value of its franchise assets. Examples of such factors include environmental and competitive changes within the Company's operating footprint, actual and projected operating performance, the consistency of its operating margins, equity and debt market trends, including changes in its market capitalization, and changes in its regulatory and political landscape, among other factors. The Company performed a qualitative assessment in 2024. After consideration of the qualitative factors in 2024, the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis at the assessment date. Periodically, the Company may elect to perform a quantitative analysis for impairment testing. If the Company elects or is required to perform a quantitative analysis to test its franchise assets for impairment, the estimated fair value of franchises is determined utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified assuming a discount rate.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
The Company has determined that it has one reporting unit for purposes of the assessment of goodwill impairment. Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value.  As with the Company’s franchise impairment testing, in 2024 the Company elected to perform a qualitative goodwill impairment assessment, which incorporated consideration of the same qualitative factors relevant to the Company's franchise impairment testing. As a result of that assessment, the Company concluded that goodwill is not impaired.

Customer relationships are recorded at fair value as of the date acquired less accumulated amortization. Customer relationships are amortized on an accelerated sum of years’ digits method over useful lives of 10-15 years based on the period over which current customers are expected to generate cash flows. The Company periodically evaluates the remaining useful lives of its customer relationships to determine whether events or circumstances warrant revision to the remaining periods of amortization. Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2024, 2023 or 2022.

The Company owns approximately $464 million of Citizens Broadband Radio Service ("CBRS") priority access licenses. The wireless spectrum licenses are considered indefinite life intangible assets recorded in other noncurrent assets on the Company's consolidated balance sheets and payments (including deposits) are presented as an investing cash outflow on the Company’s statements of cash flows. The Company elected to perform a qualitative impairment assessment in 2024 and concluded that its CBRS priority access licenses are not impaired.

As of December 31, 2024 and 2023, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,462	$—	$67,462	$67,396	$—	$67,396
Goodwill	29,674	—	29,674	29,668	—	29,668
Wireless spectrum licenses	464	—	464	464	—	464
	$97,600	$—	$97,600	$97,528	$—	$97,528

Finite-lived intangible assets:
Customer relationships	$18,294	$(17,319)	$975	$18,268	$(16,523)	$1,745
Other intangible assets	453	(320)	133	450	(278)	172
	$18,747	$(17,639)	$1,108	$18,718	$(16,801)	$1,917

Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2024, 2023 and 2022 was $838 million, $1.1 billion and $1.3 billion, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2025	$592
2026	334
2027	102
2028	20
2029	18
Thereafter	42
$1,108

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments, adoption of new accounting standards and other relevant factors.

5.    Investments

Investments are accounted for under the equity method of accounting or as equity securities, all of which are recorded in other noncurrent assets in the consolidated balance sheets as of December 31, 2024 and 2023. The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the investee’s earnings (losses) is included in other expense, net in the consolidated statements of operations. The Company monitors its investments for indicators that a decrease in investment value has occurred that is other-than-temporary. If it has been determined that an investment has sustained an other-than-temporary decline in value, the investment is written down to fair value with a charge to earnings. Investments acquired are measured at fair value utilizing the acquisition method of accounting. The difference between the fair value and the amount of underlying equity in net assets for most equity method investments is due to unrecognized intangible assets at the investee. These amounts are amortized as a component of equity earnings (losses), recorded within other income (expense), net over the estimated useful life of the asset.

Investments consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Equity method investments	$310	$638
Other investments	5	8
Total investments	$315	$646

Equity method investments primarily includes the Company's 50/50 joint venture with Comcast Corporation ("Comcast") in Xumo Services, LLC ("Xumo"), a next generation streaming platform.

The Company's equity method investments balances reflected in the table above includes differences between the acquisition date fair value of certain investments acquired and the underlying equity in the net assets of the investee, referred to as a basis difference. This basis difference is amortized as a component of equity earnings. The remaining unamortized basis difference was $240 million and $333 million as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024, 2023 and 2022, net losses from investments were $336 million, $331 million and $151 million, respectively, which were recorded in other income (expense), net in the consolidated statements of operations. Losses on equity investments, net for years ended December 31, 2024 and 2023 are primarily related to our joint venture in Xumo.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
6.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Accounts payable – trade	$847	$887
Deferred revenue	456	509
Accrued and other current liabilities:
Programming costs	1,576	1,736
Labor	1,362	1,278
Capital expenditures	2,906	1,944
Interest	1,208	1,328
Taxes and regulatory fees	399	436
Short-term borrowings	758	425
Other	1,278	1,642
	$10,790	$10,185

In 2024, the Company began its supply chain finance (“SCF”) program whereby the Company has agreements with third parties that allow its participating vendors to finance payment obligations from the Company with designated third-party financial institutions who act as its paying agent. The Company has generally extended its payment terms with vendors. A participating vendor may request a participating financial institution to finance one or more of the Company's payment obligations to such vendor prior to the scheduled due date thereof at a discounted price. The Company is not required to provide collateral to the financial institutions.

The Company's obligations to participating vendors, including amounts due and scheduled payment dates, are not impacted by the vendors’ decisions to finance amounts due under these financing arrangements. Cash outflows to the financial institutions are classified as cash flows from operating and investing activities.

A rollforward of the Company's outstanding payment obligations to participating vendors under its SCF program is summarized as follows for the year ended December 31, 2024 and are included in accounts payable - trade and accrued capital expenditures in the table above:

Balance, beginning of period	$—
Obligations confirmed during the year	1,454
Obligations paid during the year	(878)
Balance, end of period	$576

Under a deferred payment program, the Company has agreements with third parties specifically for its mobile handset purchases. Under the deferred payment program, the third parties pay the Company’s mobile handset invoices when due, and the Company pays the third parties at a later date, the invoice amount plus interest. Cash outflows to the financial institutions are classified as cash flows from financing activities.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
A rollforward of the Company's outstanding payment obligations to participating vendors under its deferred payment program is summarized as follows for the year ended December 31, 2024 and are included in short-term borrowings in the table above:

Balance, beginning of period	$425
Obligations confirmed during the year	1,795
Obligations paid during the year	(1,462)
Balance, end of period	$758

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

Operating lease expenses were $465 million, $457 million and $434 million for the years ended December 31, 2024, 2023 and 2022, respectively, inclusive of both short-term lease costs and variable lease costs that were not included in the measurement of operating lease liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities, recorded as operating cash flows in the statements of cash flows, were $335 million, $325 million and $302 million for the years ended December 31, 2024, 2023 and 2022, respectively. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $275 million, $313 million and $203 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Supplemental balance sheet information related to leases is as follows.

	December 31,
	2024	2023
Operating lease right-of-use assets:
Included within other noncurrent assets	$1,108	$1,129

Operating lease liabilities:
Current portion included within accounts payable, accrued and other current liabilities	$249	$260
Long-term portion included within other long-term liabilities	965	973
	$1,214	$1,233

Weighted average remaining lease term for operating leases	5.4 years	5.4 years
Weighted average discount rate for operating leases	5.0%	4.5%

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
Maturities of operating lease liabilities as of December 31, 2024 are as follows.

2025	$329
2026	283
2027	242
2028	200
2029	151
Thereafter	221
Undiscounted lease cash flow commitments	1,426
Reconciling impact from discounting	(212)
Lease liabilities on consolidated balance sheet as of December 31, 2024	$1,214

8.    Total Debt

A summary of our debt as of December 31, 2024 and 2023 is as follows:

	December 31, 2024				December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Weighted Average Interest Rate	Principal Amount	Carrying Value	Fair Value	Weighted Average Interest Rate
Senior unsecured notes	$27,250	$27,182	$24,881	4.9%	$27,250	$27,168	$24,750	4.9%
Senior secured notes and debentures(a)	56,195	56,475	47,896	5.1%	57,925	58,250	50,742	5.1%
Credit facilities(b)	10,334	10,276	10,079	6.3%	12,413	12,359	12,237	7.0%
Total debt	$93,779	$93,933	$82,856	5.2%	$97,588	$97,777	$87,729	5.3%

(a)Includes the Company's £625 million aggregate principal amount of fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $782 million and $797 million as of December 31, 2024 and 2023, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $813 million and $828 million as of December 31, 2024 and 2023, respectively, using the exchange rate at the respective dates).
(b)The Company had availability under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities of approximately $6.3 billion as of December 31, 2024.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of December 31, 2024 and 2023 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In May 2024, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.5 billion of 6.100% senior secured notes due June 2029 at a price of 99.944% of the aggregate principal amount and $1.5 billion of 6.550% senior secured notes due June 2034 at a price of 99.755% of the aggregate principal amount. The net proceeds were used to fund a concurrent tender offer to repurchase $2.7 billion in aggregate principal amount of Charter Operating's 4.908% senior secured notes due July 2025, to prepay Charter Operating's outstanding Term B-1 Loan and to pay related fees and expenses. The transactions resulted in a gain on extinguishment of debt of approximately $9 million for the year ended December 31, 2024 recorded in other income (expense), net in the consolidated statements of operations.

In December 2024, Charter Operating entered into an amendment to its credit agreement to (i) establish a new Revolving Loan C (including by converting a portion of the existing Revolving Loan B commitments to Revolving Loan C commitments), (ii) convert a portion of the Term A-5 Loan to Term A-7 Loan and repay any remaining Term A-5 Loan that was not converted to Term A-7 Loan, and (iii) convert or replace a portion of the Term B-2 Loan with a new tranche of Term B-5 Loan and repay any remaining Term B-2 Loan that was not converted to Term B-5 Loan, among other amendments. The transactions resulted

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
in a loss on extinguishment of debt of approximately $8 million for the year ended December 31, 2024 recorded in other income (expense), net in the consolidated statements of operations.

During the years ended December 31, 2023 and 2022, the Company repurchased $1.5 billion and $3.0 billion, respectively, of various series of senior notes. Each of the transactions resulted in a loss on extinguishment of debt of approximately $3 million for the years ended December 31, 2023 and 2022 recorded in other income (expense), net in the consolidated statements of operations.

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2025 through 2031.

In addition, at any time prior to varying dates in 2025 through 2026, CCO Holdings may redeem up to 40% of the aggregate principal amount of certain notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met. In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

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

The above limitations in certain circumstances regarding incurrence of debt, payment of dividends and making investments contained in the indentures of CCO Holdings permit CCO Holdings and its restricted subsidiaries to perform the above, so long as, after giving pro forma effect to the above, the leverage ratio would be below a specified level for the issuer. The maximum total leverage ratio under the indentures is 6.0 to 1.0. The leverage ratio was 3.9 as of December 31, 2024.

Charter Operating Notes

The Charter Operating notes are guaranteed by CCO Holdings and substantially all of the subsidiaries of Charter Operating. In addition, the Charter Operating notes are secured by a perfected first priority security interest in substantially all of the assets of Charter Operating and substantially all of its subsidiaries to the extent such liens can be perfected under the Uniform Commercial Code by the filing of a financing statement and the liens rank equally with the liens on the collateral securing obligations under the Charter Operating credit facilities. Charter Operating may redeem some or all of the Charter Operating notes, prior to their respective par call dates, at any time at a premium.

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
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
incur liens securing indebtedness for borrowed money and on the ability of Charter Operating to consolidate, merge or convey or transfer substantially all of their assets. The Charter Operating indentures also contain customary events of default.

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $10.3 billion at December 31, 2024 as follows:

•Term A-6 Loan with a remaining principal amount of approximately $437 million, which is repayable in quarterly installments and aggregating $25 million in each loan year, with the remaining balance due at final maturity on August 31, 2028. Pricing on Term A-6 Loan is SOFR plus 1.50%;
•Term A-7 Loan with a remaining principal amount of approximately $4.5 billion, which is repayable in quarterly installments and aggregating $227 million in each loan year, with the remaining balance due at final maturity on March 15, 2030. Pricing on Term A-7 Loan is SOFR plus 1.25%;
•Term B-3 Loan with a remaining principal amount of approximately $737 million, which is repayable in equal quarterly installments and aggregating $8 million in each loan year, with the remaining balance due at final maturity on March 31, 2030. Pricing on Term B-3 Loan is SOFR plus 2.25%;
•Term B-4 Loan with a remaining principal amount of approximately $2.0 billion, which is repayable in equal quarterly installments and aggregating $20 million in each loan year, with the remaining balance due at final maturity on December 7, 2030. Pricing on Term B-4 Loan is SOFR plus 2.00%;
•Term B-5 Loan with a remaining principal amount of approximately $2.5 billion, which is repayable in equal quarterly installments and aggregating $25 million in each loan year, with the remaining balance due at final maturity on December 15, 2031. Pricing on Term B-5 Loan is SOFR plus 2.25%;
•a Revolving Loan B allowing for borrowings of up to approximately $960 million maturing on August 31, 2027; and
•a Revolving Loan C with an outstanding balance of $140 million and allowing for borrowings of up to $5.5 billion maturing on March 15, 2030.

Pricing on the revolving loans is SOFR plus 1.25% with a commitment fee based on Charter's corporate family rating and not to exceed 0.20%. As of December 31, 2024, $35 million of the revolving loans were utilized to collateralize a like principal amount of letters of credit out of $425 million of letters of credit issued on the Company’s behalf. Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate, SOFR, as defined, plus an applicable margin. SOFR was 4.3% and 5.4% as of December 31, 2024 and 2023, respectively.

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

At December 31, 2024, Charter Operating had a consolidated leverage ratio of approximately 2.7 and a consolidated first lien leverage ratio of 2.7. Both ratios are in compliance with the ratios required by the Charter Operating credit facilities of 5.0 to

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
1.0 consolidated leverage ratio and 4.0 to 1.0 consolidated first lien leverage ratio. A failure by Charter Operating to maintain the financial covenants would result in an event of default under the Charter Operating credit facilities and the debt of CCO Holdings.

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

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the CCO Holdings indentures discussed above, unless there is no default under the applicable indenture, and unless CCO Holdings’ leverage ratio test is met at the time of such distribution. As of December 31, 2024, there was no default under any of these indentures and CCO Holdings met its applicable leverage ratio tests based on December 31, 2024 financial results. There can be no assurance that CCO Holdings will satisfy these tests at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by the Company’s subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which the Company’s subsidiaries may make distributions if they have “surplus” as defined in the act.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
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

Interest payments on variable debt are estimated using amounts outstanding at December 31, 2024 and the average implied forward SOFR rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2024. Actual interest payments will differ based on actual SOFR rates and actual amounts outstanding for applicable periods. Based upon outstanding indebtedness as of December 31, 2024, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal and interest payments on the total borrowings under all debt agreements are as follows.

	Principal	Interest
2025	$2,105	$4,844
2026	2,155	4,704
2027	3,554	4,517
2028	5,392	4,302
2029	7,279	4,036
Thereafter	73,294	38,534
	$93,779	$60,937

9.    Equipment Installment Plan Financing Facility
In June 2024, a bankruptcy remote special purpose vehicle and consolidated subsidiary of the Company, CCO EIP Financing, LLC, (the “SPV Borrower”) entered into a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”).

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 5.78% as of December 31, 2024. The EIP Financing Facility has a final maturity date of June 20, 2028, comprised of a one-year revolving loan period, subject to annual renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. SPV Borrower may borrow up to $1.25 billion under the EIP Financing Facility. As of December 31, 2024, the carrying value of the EIP Financing Facility was $1.1 billion and is included in the Company’s consolidated balance sheets.

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

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of December 31, 2024, pledged EIP Receivables with an unpaid principal balance of $1.6 billion, included in accounts receivable, net and other noncurrent assets, and restricted cash of $47 million, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
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

The Company’s derivative instruments are not designated as hedges and are marked to fair value each period, with the impact recorded as a gain or loss on financial instruments in the consolidated statements of operations in other income (expense), net. While these derivative instruments are not designated as hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $504 million and $440 million and is included in other long-term liabilities on its consolidated balance sheets as of December 31, 2024 and 2023, respectively.

The effect of financial instruments are recorded in other income (expense), net in the consolidated statements of operations and consisted of the following.

	Year Ended December 31,
	2024	2023	2022
Change in fair value of cross-currency derivative instruments	$(64)	$130	$(280)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	30	(85)	185
Gain (loss) on financial instruments, net	$(34)	$45	$(95)

11.    Revenues

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2024	2023	2022
Internet	$23,360	$23,032	$22,222
Video	15,126	16,351	17,460
Mobile service	3,083	2,243	1,698
Voice	1,437	1,510	1,559
Residential revenue	43,006	43,136	42,939

Small and medium business	4,371	4,353	4,350
Enterprise	2,883	2,770	2,677
Commercial revenue	7,254	7,123	7,027

Advertising sales	1,780	1,551	1,882
Other	3,045	2,797	2,172
	$55,085	$54,607	$54,020

Residential Services

Residential customers are offered Internet, video, mobile and voice services primarily on a subscription basis. Mobile services are sold under unlimited data plans or by-the-gig data usage plans. The Company often provides multiple services to a customer. The transaction price for a bundle of services may be less than the sum of the standalone selling prices of each individual service. The Company allocates the bundle discount among the services to which the discount relates based on the relative standalone selling prices of those services. Generally, directly observable standalone selling prices are used for the revenue allocation. Customers are invoiced for subscription services in advance of the service period. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the monthly

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
service period as the subscription services are delivered. Residential customers may generally cancel their subscriptions at the end of their monthly service period without penalty. Each optional service purchased is generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided. Performance obligations relating to services provided by third-party content providers where the Company does not control the delivery of the services are presented net of costs paid because the Company is acting as an agent in such situations.

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

Fees imposed on the Company by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $941 million, $993 million and $1.1 billion for the years ended December 31, 2024, 2023 and 2022, respectively, are reported in revenues on a gross basis with a corresponding operating expense because the Company is acting as a principal. Certain taxes, such as sales taxes imposed on the Company’s customers, collected and remitted to state and local authorities are recorded on a net basis because the Company is acting as an agent in such situations.

Commercial Services

Small and medium business ("SMB") customers are offered Internet, video, mobile and voice services similar to those provided to residential customers. SMB customers may generally cancel their subscriptions at the end of their monthly service period without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the monthly service period as the subscription services are delivered.

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
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

Other balances that are not separately presented on the consolidated balance sheets that relate to the recognition of revenue and collection of the related cash, as well as the deferred costs associated with our contracts with customers consist of the following for the periods presented:

	December 31,
	2024	2023
Accounts receivable, net:
Equipment installment plan receivables, net	$967	$673
Other noncurrent assets:
Equipment installment plan receivables, net	$980	$687
Contract acquisition and fulfillment costs	$701	$616
Accounts payables, accrued and other current liabilities:
Customer prepayments and upfront deferred installation fees	$456	$509

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$268	$219	$157
Charged to expense	762	743	758
Uncollected balances written off, net of recoveries	(826)	(694)	(696)
Balance, end of period	$204	$268	$219

12.     Segment Reporting

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker ("CODM"), on a consolidated basis. The Company provides broadband connectivity services with all of its services delivered to customers over an advanced communications network. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations, as the converged network requires the CODM to manage and evaluate the results of the business in a consolidated manner to drive efficiencies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are managed centrally, including contracting for programming, capital and new technology development and deployment, plant engineering, customer service, marketing, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. Under this organizational and reporting structure, the Company has one reportable segment.

As a single reportable segment entity, the Company’s segment performance measure is net income attributable to Charter shareholders. See Note 11 for a description of the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, are presented below.

Operating Costs and Expenses

	Year Ended December 31,
	2024	2023	2022
Programming	$9,653	$10,638	$11,620
Other costs of revenue	6,351	5,587	4,804
Field and technology operations	5,083	5,113	4,793
Customer operations	3,221	3,302	3,294
Sales and marketing	3,714	3,653	3,585
Stock compensation expense (see Note 13)	651	692	470
Other	4,587	4,567	4,411
	$33,260	$33,552	$32,977

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, video, mobile and voice services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Field and technology operations costs include indirect costs incurred to manage the Company's inside and outside cable network, including labor for the non-capitalizable portion of customer installations and service and repairs. Customer operations costs include call center labor costs for customer care, billing costs, bad debt expense, and collections. Sales and marketing costs represent the costs of selling and marketing our Internet, video, mobile and voice services to current and potential non-bulk residential and SMB customers, including labor cost. Other expense includes corporate overhead costs, as well as indirect costs associated with Spectrum Enterprise, Spectrum Reach, Spectrum Networks and Spectrum Community Solutions, including related sales and marketing and bad debt expenses.

Other Operating Expense, Net

	Year Ended December 31,
	2024	2023	2022
Special charges, net	$129	$262	$279
(Gain) loss on disposal of assets, net	(12)	(251)	8
	$117	$11	$287

Special charges, net primarily includes severance costs and net amounts of litigation settlements. For the year ended December 31, 2022, special charges, net also includes an impairment on non-strategic assets and is offset by a gain related to the settlement of a multiemployer pension plan. (Gain) loss on disposal of assets, net includes a $262 million gain on sale of towers during the year ended December 31, 2023.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)

Other Income (Expense), Net

	Year Ended December 31,
	2024	2023	2022
Gain (loss) on extinguishment of debt (see Note 8)	$1	$(3)	$(3)
Gain (loss) on financial instruments, net (see Note 10)	(34)	45	(95)
Other pension benefits (costs), net (see Note 17)	(23)	(216)	254
Loss on equity investments, net (see Note 5)	(336)	(331)	(151)
	$(392)	$(505)	$5

13.     Stock Compensation Plans

Charter’s stock incentive plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the stock incentive plan. The stock incentive plan allows for the issuance of up to 23 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

Restricted stock, restricted stock units, stock options as well as equity awards with market conditions are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of equity awards with market conditions is estimated on the date of grant using Monte Carlo simulations. The grant date weighted average assumptions used during the years ended December 31, 2024, 2023 and 2022 were: risk-free interest rate of 3.9%, 3.7% and 1.7%, respectively; expected lives of 5.0 years, 4.8 years and 5.7 years, respectively; and expected volatility of 33%, 31% and 28%, respectively. The Company’s volatility assumptions represent management’s best estimate and were based on a review of Charter’s historical and implied volatility. Expected lives were estimated using historical exercise data.  The valuations assume no dividends are paid. The Company has elected an accounting policy to assume zero forfeitures for stock awards grants and account for forfeitures when they occur.

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of December 31, 2024, total unrecognized compensation remaining to be recognized in future periods totaled $276 million for stock options, $1 million for restricted stock and $396 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 4 months for restricted stock and 2 years for restricted stock units.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
A summary of the activity for Charter’s stock options for the years ended December 31, 2024, 2023 and 2022, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2024			2023			2022
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of period	12,658	$398.51		9,180	$396.89		8,433	$362.26
Granted	1,381	$360.82		4,278	$384.50		1,469	$577.64
Exercised	(373)	$256.94	$39	(563)	$228.69	$102	(552)	$295.51	$133
Canceled	(292)	$446.11		(237)	$486.77		(170)	$570.44
Outstanding, end of period	13,374	$397.54	$387	12,658	$398.51		9,180	$396.89

Weighted average remaining contractual life	6	years		5	years		6	years
Options exercisable, end of period	6,766	$378.31	$385	6,051	$325.80		5,320	$266.78
Options expected to vest, end of period	6,608	$417.23	$2
Weighted average fair value of options granted	$129.30			$126.13			$172.24

A summary of the activity for Charter’s restricted stock for the years ended December 31, 2024, 2023 and 2022, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	11	$331.45	7	$494.72	5	$654.33
Granted	13	$268.55	11	$331.45	7	$494.72
Vested	(11)	$331.45	(7)	$494.72	(5)	$654.33
Canceled	—	$—	—	$—	—	$—
Outstanding, end of period	13	$268.55	11	$331.45	7	$494.72

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
A summary of the activity for Charter’s restricted stock units for the years ended December 31, 2024, 2023 and 2022, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	2,371	$432.11	1,266	$545.00	1,294	$449.03
Granted	1,123	$359.24	1,561	$359.07	638	$522.45
Vested	(369)	$595.28	(358)	$510.22	(592)	$307.67
Canceled	(174)	$390.31	(98)	$440.14	(74)	$569.11
Outstanding, end of period	2,951	$386.44	2,371	$432.11	1,266	$545.00

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

Income Tax Expense

For the years ended December 31, 2024, 2023, and 2022, the Company recorded income tax expense as shown below. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year Ended December 31,
	2024	2023	2022
Current expense:
Federal income taxes	$(1)	$(3)	$(2)
State income taxes	(38)	(15)	(48)
Current income tax expense	(39)	(18)	(50)

Deferred benefit (expense):
State income taxes	(33)	(1)	3
Deferred income tax benefit (expense)	(33)	(1)	3
Income tax expense	$(72)	$(19)	$(47)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022 as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income taxes	$(1,571)	$(1,410)	$(1,544)
Statutory state income taxes, net	(71)	(16)	(44)
Income allocated to limited liability companies not subject to income taxes	1,570	1,407	1,541
Income tax expense	$(72)	$(19)	$(47)

Deferred Tax Assets (Liabilities)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below.

	December 31,
	2024	2023
Deferred tax assets:
Accrued and other	$23	$9
Total gross deferred tax assets	23	9

Deferred tax liabilities:
Indefinite-lived intangibles	(60)	(44)
Property, plant and equipment	(50)	(19)
Accrued and other	(1)	(1)
Deferred tax liabilities	(111)	(64)
Net deferred tax liabilities	$(88)	$(55)

Uncertain Tax Positions

The net amount of the unrecognized tax benefits recorded as of December 31, 2024 that could impact the effective tax rate is $99 million. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, is as follows:

BALANCE, December 31, 2022	$151
Additions on current year tax positions	25
Reductions on settlements with taxing authorities and expirations	(33)
BALANCE, December 31, 2023	143
Activity on prior year tax positions	(2)
Additions on current year tax positions	15
Reductions on settlements with taxing authorities and expirations	(25)
BALANCE, December 31, 2024	$131

Charter is currently under examination by the Internal Revenue Service ("IRS") for income tax purposes for 2016, 2019, 2020 and 2021. Charter's 2022 and 2023 tax years remain open for examination and assessment. Charter’s 2017 and 2018 tax years remain open solely for purposes of loss and credit carryforwards. Charter’s short period return dated May 17, 2016 (prior to the merger with Time Warner Cable Inc. (“TWC”) and acquisition of Bright House Networks, LLC) and prior years remain open solely for purposes of examination of Charter’s loss and credit carryforwards. The IRS is currently examining Charter

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
Holdings’ income tax returns for 2016, 2019, 2020 and 2021. Charter Holdings’ 2022 and 2023 tax years remain open for examination and assessment, while 2017 and 2018 remain open solely for purposes of credit carryforwards. The IRS is currently examining TWC’s income tax returns for 2011, 2012 and 2015. The 2013 and 2014 years were settled. The Company does not anticipate that these examinations will have a material impact on its consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of our tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company's consolidated financial position or results of operations during the year ended December 31, 2024, nor does the Company anticipate a material impact in the future.

15.    Related Party Transactions

The following sets forth certain transactions in which the Company and a director, executive officer, or other related party of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

Charter is a party to management arrangements with its subsidiary, Spectrum Management, and certain of their subsidiaries. Under these agreements, Charter, Spectrum Management and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries. All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee. These costs are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements. The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Spectrum Management, Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2024, 2023 and 2022.

Liberty Broadband and A/N

Under the terms of the Second Amended and Restated Stockholders Agreement among Charter, Liberty Broadband Corporation (“Liberty Broadband”) and A/N, dated as of May 23, 2015 (the “Existing Stockholders Agreement”), as amended by Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement, dated as of November 12, 2024 (the “Stockholders and Letter Agreement Amendment”), the number of Charter’s directors is fixed at 13. Two designees selected by A/N are members of the board of directors of Charter and three designees selected by Liberty Broadband are members of Charter's Board of Directors. The remaining eight directors are not designated by either A/N or Liberty Broadband. Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter’s Board of Directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and Charter (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designation and governance rights. A description of the terms of the Stockholders and Letter Agreement Amendment is set forth below under “Stockholders and Letter Agreement Amendment.”

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

In February 2021, Charter and Liberty Broadband entered into a letter agreement (the “Existing LBB Letter Agreement”), as amended by the Stockholders and Letter Agreement Amendment. The Existing LBB Letter Agreement implemented Liberty Broadband’s obligations under the Existing Stockholders Agreement to participate in share repurchases by Charter. Under the

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
Existing LBB Letter Agreement, Liberty Broadband sold to Charter, generally on a monthly basis, a number of shares of Charter Class A common stock representing an amount sufficient for Liberty Broadband’s ownership of Charter to be reduced such that it did not exceed the ownership cap then applicable to Liberty Broadband under the Existing Stockholders Agreement at a purchase price per share equal to the volume weighted average price per share paid by Charter for shares repurchased during such immediately preceding calendar month other than (i) purchases from A/N, (ii) purchases in privately negotiated transactions or (iii) purchases for the withholding of shares of Charter Class A common stock pursuant to equity compensation programs of Charter. The Existing LBB Letter Agreement was amended on November 12, 2024 pursuant to the Stockholders and Letter Agreement Amendment as described below under “Stockholders and Letter Agreement Amendment.”

Gregory Maffei, a director of Charter and former President and CEO and director and holder of a 3.7% voting interest in Liberty Broadband, is Chairman of the board of directors of Qurate Retail, Inc. ("Qurate") and Dr. John Malone, Chairman of the board of directors of Liberty Broadband and holder of a 48.5% voting interest in Liberty Broadband, also serves on the Qurate board of directors. As reported in SEC filings of Qurate, Mr. Maffei and Dr. Malone, Mr. Maffei has ownership of an approximate 18.5% voting interest in Qurate and Dr. Malone has ownership of an approximate 6.5% voting interest in Qurate. Qurate wholly owns HSN, Inc. (“HSN”) and QVC, Inc. (“QVC”). The Company has programming relationships with HSN and QVC. For the years ended December 31, 2024, 2023 and 2022, the Company recorded revenue in aggregate of approximately $48 million, $47 million and $43 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Liberty Broadband Combination

On November 12, 2024, Charter, Liberty Broadband, Fusion Merger Sub 1, LLC, a wholly owned subsidiary of Charter, and Fusion Merger Sub 2, Inc., a wholly owned subsidiary of Fusion Merger Sub 1, LLC, entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the “merger agreement”), pursuant to which, subject to the terms and conditions set forth therein, Charter will acquire Liberty Broadband through the merger of Fusion Merger Sub 2, Inc. with and into Liberty Broadband (the “merger”), with Liberty Broadband surviving the merger and becoming an indirect wholly owned subsidiary of Charter. Immediately following the merger, Liberty Broadband, as the surviving corporation of the merger, will merge with and into Fusion Merger Sub 1, LLC (the “upstream merger” and together with the merger, the “combination”), with Fusion Merger Sub 1, LLC surviving the upstream merger as a wholly owned subsidiary of Charter.

At the effective time of the merger (the “effective time”):

•each share of (i) Liberty Broadband Series A common stock, par value $0.01 per share (“Liberty Broadband Series A common stock”), (ii) Liberty Broadband Series B common stock, par value $0.01 per share (“Liberty Broadband Series B common stock”), and (iii) Liberty Broadband Series C common stock, par value $0.01 per share (“Liberty Broadband Series C common stock” and together with the Liberty Broadband Series A common stock and the Liberty Broadband Series B common stock, the “Liberty Broadband common stock”), in each case, issued and outstanding immediately prior to the effective time (other than certain excluded shares as set forth in the merger agreement) will be converted into the right to receive 0.236 of a validly issued, fully paid and nonassessable share of Charter Class A common stock, par value $0.001 per share (“Charter Class A common stock”); and

•each share of Liberty Broadband Series A cumulative redeemable preferred stock, par value $0.01 per share (“Liberty Broadband preferred stock”), issued and outstanding immediately prior to the effective time (other than excluded treasury shares as set forth in the merger agreement) will be converted into the right to receive one share of newly issued Charter Series A cumulative redeemable preferred stock, par value $0.001 per share (“Charter preferred stock”). The Charter preferred stock will have substantially identical terms to the Liberty Broadband preferred stock, including a mandatory redemption date of March 8, 2039.

As of December 31, 2024, Liberty Broadband’s principal assets currently consist of approximately 45.3 million shares of Charter Class A common stock and its subsidiary GCI, LLC, which is comprised of one operating entity, GCI Holdings, LLC (“GCI”), Alaska’s largest communications provider. Pursuant to the merger agreement, Liberty Broadband has agreed to spin off GCI by way of a distribution to the stockholders of Liberty Broadband prior to the closing of the Merger Transaction. The GCI distribution is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the combination. However, to the extent such corporate level tax liability exceeds $420 million, Charter will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
corresponding to such excess. The companies currently expect the transaction to close on June 30, 2027, unless otherwise agreed, subject to the completion of the GCI spin-off and other customary closing conditions.

For additional information, see the definitive joint proxy statement/prospectus with respect to the combination, filed by Charter on January 22, 2025, including the sections entitled “The Combination” and “The Merger Agreement” included therein.

Voting Agreements

In connection with the transactions contemplated by the merger agreement, on November 12, 2024, Dr. Malone’s affiliated holders of shares of Liberty Broadband common stock and Liberty Broadband preferred stock (collectively, the “Malone Group) entered into a voting agreement with Charter and Liberty Broadband, pursuant to which, subject to certain conditions, the Malone Group has committed to vote its shares of Liberty Broadband common stock and Liberty Broadband preferred stock representing approximately 48.5% of the total voting power of the issued and outstanding shares of Liberty Broadband common stock and Liberty Broadband preferred stock, in the aggregate, in favor of the adoption of the merger agreement and the approval of the transactions contemplated thereby.

In addition, on November 12, 2024, Gregory B. Maffei and certain related holders of shares of Liberty Broadband common stock and Liberty Broadband preferred stock (collectively, the “Maffei Group”) entered into a voting agreement with Charter and Liberty Broadband, pursuant to which, subject to certain conditions, the Maffei Group has committed to vote its shares of Liberty Broadband common stock and Liberty Broadband preferred stock representing approximately 3.7% of the total voting power of the issued and outstanding shares of Liberty Broadband common stock and Liberty Broadband preferred stock, in the aggregate, in favor of the adoption of the merger agreement and the approval of the transactions contemplated thereby.

For additional information, see the definitive joint proxy statement/prospectus with respect to the combination, filed by Charter on January 22, 2025, including the sections entitled “The Combination,” “The Merger Agreement,” “Other Agreements Related to the Combination - Malone Voting Agreement” and “Other Agreements Related to the Combination - Maffei Voting Agreement” included therein.

Stockholders and Letter Agreement Amendment

Simultaneously with the entry into the merger agreement, Charter, Liberty Broadband and A/N entered into the Stockholders and Letter Agreement Amendment to amend (i) the Existing Stockholders Agreement and (ii) the Existing LBB Letter Agreement. The Stockholders and Letter Agreement Amendment sets forth, among other things, the terms of Liberty Broadband’s participation in Charter’s share repurchases during the period between the execution of the merger agreement and the effective time of the merger agreement. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed transaction, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s exchangeable debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) the amount needed in the reasonable judgment of Charter to maintain unrestricted cash balance of Liberty Broadband and its subsidiaries (other than GCI, GCI Spinco and their respective subsidiaries) or $50 million plus (y) the aggregate outstanding principal amount of the Liberty Broadband margin loan. The purchase price payable by Charter to Liberty Broadband in connection with such monthly repurchases will equal (i) the average price paid by Charter for shares of Charter Class A common stock repurchased during the immediately preceding calendar month (excluding shares repurchased from A/N and certain other excluded repurchases) or (ii) if Charter has not engaged in any repurchases of shares of Charter Class A common stock during the immediately preceding calendar month (other than any repurchases from A/N and certain other excluded repurchases), a purchase price based on a Bloomberg volume-weighted average price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. Liberty Broadband will apply the proceeds from any such repurchases or borrowings from Charter to repay certain of its outstanding indebtedness in accordance with the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment provides that Liberty

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
Broadband will be exempt from the standstill restrictions and the ownership cap under the Existing Stockholders Agreement to the extent its ownership in Charter exceeds such ownership cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment.

For additional information, see the definitive joint proxy statement/prospectus with respect to the combination, filed by Charter on January 22, 2025, including the sections entitled “The Combination,” “The Merger Agreement” and “Other Agreements Related to the Combination - Stockholders and Letter Agreement Amendment” included therein.

Other Agreements

Simultaneously with the entry into the merger agreement, certain additional related agreements were entered into by Charter and Liberty Broadband, including:

•An Assumption and Joinder Agreement to Tax Sharing Agreement, by and among Charter, Liberty Broadband, Grizzly Merger Sub 1, LLC (successor to GCI Liberty, Inc.) (“Grizzly Merger Sub”) and Qurate, pursuant to which Charter agrees to assume, effective at the Effective Time, Liberty Broadband’s rights and obligations under the Tax Sharing Agreement, dated as of March 9, 2018, by and between Qurate and Grizzly Merger Sub; and
•An Assumption and Joinder Agreement to Indemnification Agreement, by and among Charter, Liberty Broadband, Grizzly Merger Sub, LV Bridge, LLC, Qurate and Liberty Interactive LLC, pursuant to which Charter agrees to assume, effective at the Effective Time, Liberty Broadband’s rights and obligations under the Indemnification Agreement, dated as of March 9, 2018, by and among Grizzly Merger Sub, Qurate, Liberty Interactive LLC and LV Bridge, LLC.

For additional information, see the definitive joint proxy statement/prospectus with respect to the combination, filed by Charter on January 22, 2025, including the sections entitled “The Combination,” “The Merger Agreement” and “Other Agreements Related to the Combination - Additional Transaction Agreements” included therein.

Equity Investments

The Company and its parent companies have agreements with certain equity investees (see Note 5) pursuant to which the Company has made or received payments for the receipt of goods or services. The Company and its parent companies recorded payments to equity investees totaling $189 million, $180 million and $213 million during the years ended December 31, 2024, 2023 and 2022, respectively.

16.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s and its parent companies’ payment obligations as of December 31, 2024 for its contractual obligations which consists of guaranteed minimum commitments, including rights negotiated directly with content owners for distribution on company-owned channels or networks, commitments related to our role as an advertising and distribution sales agent for third party-owned channels or networks, commitments to our customer premise equipment and device vendors, contractual obligations related to third-party network augmentation and guaranteed minimum commitments under the Company’s programming contracts.

2025	$1,995
2026	1,344
2027	1,121
2028	728
2029	655
Thereafter	4,945
$10,788

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2024, 2023 and 2022 was $243 million, $230 million and $207 million, respectively.
•The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $604 million, $664 million and $730 million for the years ended December 31, 2024, 2023 and 2022 respectively.
•The Company has $425 million in letters of credit, of which $35 million are issued under the Charter Operating credit facility, primarily to its various casualty carriers as collateral for reimbursement of workers' compensation, auto liability and general liability claims, as well as $416 million of surety bonds.

Legal Proceedings

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
In June 2023, the Company purchased a buy-in group annuity contract (“GAC”) from a highly rated insurer and in October 2023, the Company announced plans to fully terminate the qualified pension plan. The benefit obligation for the qualified pension plan is determined on a plan termination basis for which it is assumed that a portion of eligible active and deferred vested participants will elect lump sum payments. Pension obligations will be distributed through a combination of lump sum payments to eligible participants who elect such payments and through the GAC.

Changes in the projected benefit obligation, fair value of plan assets and funded status of the pension plans from January 1 through December 31 are presented below:

	2024	2023
Projected benefit obligation at beginning of year	$2,426	$2,243
Interest cost	108	117
Actuarial (gain) loss	(141)	222
Settlement	(127)	(97)
Benefits paid	(60)	(59)
Projected benefit obligation at end of year	$2,206	$2,426

Accumulated benefit obligation at end of year	$2,206	$2,426

Fair value of plan assets at beginning of year	$2,553	$2,583
Actual return on plan assets	(56)	124
Employer contributions	3	2
Settlement	(127)	(97)
Benefits paid	(60)	(59)
Fair value of plan assets at end of year	$2,313	$2,553

Funded status	$107	$127

The components of net periodic benefit (cost) for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Interest cost	$(108)	$(117)	$(103)
Expected return on plan assets	113	124	156
Remeasurement gain (loss)	(28)	(223)	201
Net periodic pension benefit (cost)	$(23)	$(216)	$254

The remeasurement loss recorded during the year ended December 31, 2024 was primarily driven by losses to record pension assets to fair value. The remeasurement loss recorded during the year ended December 31, 2023 primarily reflects the measurement of the projected benefit obligations under a plan termination basis. The remeasurement gain recorded during the year ended December 31, 2022 was primarily driven by changes in the discount rate as well as gains or losses to record pension assets to fair value.

The discount rates used to determine benefit obligations as of December 31, 2024 and 2023 were 5.08% and 4.65%, respectively. The Company utilized the 417(e) Applicable Mortality Table for lump sums for the portion of the benefit obligation not covered by the GAC as of December 31, 2024 and the Pri-2012/MP 2020 mortality table published by the Society of Actuaries to measure the benefit obligations as of December 31, 2022.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
Weighted average assumptions used to determine net periodic benefit costs consisted of the following:

	Year ended December 31,
	2024	2023	2022
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%
Discount rate	4.65%	5.46%	3.01%

In developing the expected long-term rate of return on plan assets, the Company considered the pension portfolio’s composition, past average rate of earnings and the Company’s future asset allocation targets. The weighted average expected long-term rate of return on plan assets and discount rate used to determine net periodic pension benefit (cost) for the year ended December 31, 2025 are expected to be 5.00% and 5.08%, respectively. The Company determined the discount rates used to determine benefit obligations and net periodic pension benefit (cost) based on the yield of a large population of high-quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments.

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

The following tables set forth the investment assets of the qualified pension plan by level within the fair value hierarchy as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Collective trust funds(a)	$806	$806	$—	$745	$745	$—
Group annuity contract(b)	1,363	—	1,363	1,464	—	1,464
Total investment assets	2,169	$806	$1,363	2,209	$745	$1,464
Accrued investment income and other receivables	2			4
Accrued liabilities	—			(2)
Investments measured at net asset value(c)	142			342
Fair value of plan assets	$2,313			$2,553

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
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

The following table represents a rollforward of the GAC, which consist of Level 3 assets, as of December 31, 2024:

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$1,464	$—
Purchases	—	1,430
Unrealized gain (loss)	(101)	34
Balance, end of period	$1,363	$1,464
Pension Plan Contributions
The Company made no cash contributions to the qualified pension plan during the years ended December 31, 2024, 2023 and 2022; however, the Company may make discretionary cash contributions to the qualified pension plan in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plan and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2025 to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $209 million in 2025, $185 million in 2026, $176 million in 2027, $168 million in 2028, $163 million in 2029 and $741 million in 2030 to 2034.

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

For employees who are not eligible to participate in the Company’s long-term incentive plan and who are not covered by a collective bargaining agreement, the Company offers a contribution to the Retirement Accumulation Plan ("RAP"), equal to 3% of eligible pay. The Company made contributions to the 401(k) plan and RAP totaling $574 million, $566 million and $506 million for the years ended December 31, 2024, 2023 and 2022, respectively.

18.    Recently Issued Accounting Standards

Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”)

In November 2023, the FASB issued ASU 2023-07, that improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The standard requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, public entities with a single reportable segment must provide all the disclosures required by ASU 2023-07, as well as all existing segment disclosures in accordance with Accounting Standards Codification 280. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (year ending December 31, 2024 for the Company). The Company adopted ASU 2023-07 for the year ended December 31, 2024 (see Note 12).

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)
ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”)

In December 2023, the FASB issued ASU 2023-09, that addresses requests for improved income tax disclosures from investors, lenders, creditors, and other allocators of capital that use the financial statements to make capital allocation decisions. The standard requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the company’s tax rate and prospects for future cash flows. ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (year ending December 31, 2025 for the Company). Early adoption is permitted. The Company expects the adoption of the standard to result in additional disaggregation in the income tax footnote disclosures.

ASU No. 2024-03, Disaggregation of Income Statement Expenses - DISE (“ASU 2024-03”)

In November 2024, the FASB issued ASU 2024-03, that requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. Qualitative disclosures about any remaining amounts in relevant expense line items must be provided. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 (year ending December 31, 2027 for the Company). Early adoption is permitted. The Company expects the adoption of the standard to result in additional disaggregation of expense captions within its footnote disclosures.

19.     Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted from distribution to CCO Holdings, the parent company. The following condensed parent-only financial statements of CCO Holdings account for the investment in its subsidiaries under the equity method of accounting. Comprehensive income equaled net income for the years ended December 31, 2024, 2023 and 2022. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

CCO Holdings, LLC (Parent Company Only)
Condensed Balance Sheets

	December 31,
	2024	2023
ASSETS
Receivables from related party	$22	$23
Investment in subsidiaries	66,787	61,701
Total assets	$66,809	$61,724

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$392	$391
Other long-term liabilities	27,182	27,168
Member’s equity	39,235	34,165
Total liabilities and member's equity	$66,809	$61,724

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 AND 2022
(dollars in millions, except where indicated)

CCO Holdings, LLC (Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2024	2023	2022
Interest expense, net	$(1,353)	$(1,344)	$(1,215)
Equity in income of subsidiaries	8,759	8,041	8,520
Net income	$7,406	$6,697	$7,305

CCO Holdings, LLC (Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(1,337)	$(1,315)	$(1,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution to subsidiaries	(64)	(1,164)	(4,381)
Distributions from subsidiaries	4,388	6,982	14,361
Net cash flows from investing activities	4,324	5,818	9,980

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	1,100	2,700
Repayments of long-term debt	—	(500)	—
Payments for debt issuance costs	—	(11)	(26)
Contributions from parent	64	73	855
Distributions to parent	(3,051)	(5,165)	(12,965)
Net cash flows from related party loans	—	—	588
Net cash flows from financing activities	(2,987)	(4,503)	(8,848)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—