Form 10-Q
period 2025-03-31
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2025-04-25
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of March 31, 2025: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2025

This quarterly report on Form 10-Q is for the three months ended March 31, 2025. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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
•the risks related to us being restricted in the operation of our business while the Liberty Broadband merger agreement is in effect; and
•other risks related to the Liberty Broadband combination as described in the definitive joint proxy statement/prospectus with respect to the combination, filed by Charter on January 22, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$592	$254
Accounts receivable, less allowance for doubtful accounts of $214 and $204, respectively	3,081	3,038
Receivables from related party	58	66
Prepaid expenses and other current assets	802	622
Total current assets	4,533	3,980

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $39,831 and $39,216, respectively	42,522	42,084
Customer relationships, net of accumulated amortization of $17,495 and $17,319, respectively	818	975
Franchises	67,468	67,462
Goodwill	29,674	29,674
Total investment in cable properties, net	140,482	140,195

OTHER NONCURRENT ASSETS	4,112	4,196

Total assets	$149,127	$148,371
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$10,425	$10,790
Current portion of long-term debt	1,799	1,799
Total current liabilities	12,224	12,589

LONG-TERM DEBT	91,970	92,134
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	1,194	1,072
DEFERRED INCOME TAXES	88	88
OTHER LONG-TERM LIABILITIES	3,210	3,227

MEMBER’S EQUITY:
CCO Holdings member's equity	40,416	39,235
Noncontrolling interests	25	26
Total member’s equity	40,441	39,261

Total liabilities and member’s equity	$149,127	$148,371

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2025	2024
REVENUES	$13,735	$13,679

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,219	8,422
Depreciation and amortization	2,173	2,182
Other operating (income) expenses, net	123	(37)
	10,515	10,567
Income from operations	3,220	3,112

OTHER INCOME (EXPENSES):
Interest expense, net	(1,231)	(1,305)
Other expense, net	(142)	(88)
	(1,373)	(1,393)

Income before income taxes	1,847	1,719
Income tax expense	(9)	(55)
Consolidated net income	1,838	1,664
Less: Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to CCO Holdings member	$1,837	$1,663

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2024	$39,235	$26	$39,261
Consolidated net income	1,837	1	1,838
Stock compensation expense	222	—	222
Contributions from parent	4	—	4
Distributions to parent	(882)	—	(882)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2025	$40,416	$25	$40,441

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2023	$34,165	$25	$34,190
Consolidated net income	1,663	1	1,664
Stock compensation expense	214	—	214
Contributions from parent	7	—	7
Distributions to parent	(719)	—	(719)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2024	$35,330	$24	$35,354

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,838	$1,664
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	2,173	2,182
Stock compensation expense	222	214
Noncash interest, net	3	3
Deferred income taxes	—	41
Other, net	233	14
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(43)	(31)
Prepaid expenses and other assets	(230)	(339)
Accounts payable, accrued liabilities and other	88	(261)
Receivables from and payables to related party	7	(183)
Net cash flows from operating activities	4,291	3,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,399)	(2,791)
Change in accrued expenses related to capital expenditures	(273)	(63)
Other, net	(119)	(50)
Net cash flows from investing activities	(2,791)	(2,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,393	5,921
Borrowings of equipment installment plan financing facility	121	—
Repayments of long-term debt	(1,609)	(5,716)
Payments for debt issuance costs	—	(2)
Distributions to parent	(882)	(719)
Contributions from parent	4	7
Distributions to noncontrolling interest	(2)	(2)
Other, net	(164)	62
Net cash flows from financing activities	(1,139)	(449)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	361	(49)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	301	471
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$662	$422

CASH PAID FOR INTEREST	$992	$1,227
CASH PAID FOR INCOME TAXES	$2	$—

As of March 31, 2025 and December 31, 2024, cash, cash equivalents and restricted cash includes $70 million and $47 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.    Organization and Basis of Presentation

Organization

CCO Holdings, LLC (together with its subsidiaries, “CCO Holdings,” or the “Company”) is a leading broadband connectivity company and cable operator. Over an advanced communications network, supported by a 100% US-based workforce, the Company offers a full range of state-of-the-art residential and business services including Spectrum Internet®, TV, Mobile and Voice.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs, pension benefits and income taxes. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform with the 2025 presentation.

Comprehensive income equaled net income attributable to CCO Holdings member for the three months ended March 31, 2025 and 2024.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accounts payable – trade	$875	$847
Deferred revenue	477	456
Accrued and other current liabilities:
Programming costs	1,600	1,576
Labor	1,107	1,362
Capital expenditures	2,624	2,906
Interest	1,452	1,208
Short-term borrowings	594	758
Other	1,696	1,677
	$10,425	$10,790

Under a supply chain finance program, the Company has agreements with third parties that allow its participating vendors to finance payment obligations from the Company with designated third-party financial institutions who act as its paying agent. The Company has generally extended its payment terms with vendors. A participating vendor may request a participating financial institution to finance one or more of the Company's payment obligations to such vendor prior to the scheduled due date thereof at a discounted price. The Company is not required to provide collateral to the financial institutions. The Company's obligations to participating vendors, including amounts due and scheduled payment dates, are not impacted by the vendors’ decisions to finance amounts due under these financing arrangements. The Company's outstanding payment obligations to participating vendors were $614 million and $576 million as of March 31, 2025 and December 31, 2024, respectively, and are included in accounts payable - trade and accrued capital expenditures above. Cash outflows to the financial institutions are classified as cash flows from operating and investing activities.

Under a deferred payment program, the Company has agreements with third parties specifically for its mobile handset purchases. Under the deferred payment program, the third parties pay the Company’s mobile handset invoices when due, and the Company pays the third parties at a later date, the invoice amount plus interest. The Company's outstanding payment obligation to participating vendors under the deferred payment plan was $594 million and $758 million as of March 31, 2025 and December 31, 2024, respectively, and is included in short-term borrowings. Cash outflows to the financial institutions are classified as cash flows from financing activities.

3.    Total Debt
A summary of our debt as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,185	$25,101	$27,250	$27,182	$24,881
Senior secured notes and debentures(a)	56,247	56,521	48,435	56,195	56,475	47,896
Credit facilities(b)	10,118	10,063	9,916	10,334	10,276	10,079
	$93,615	$93,769	$83,452	$93,779	$93,933	$82,856

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $807 million and $782 million as of March 31, 2025 and December 31, 2024, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $840 million and $813 million as of March 31, 2025 and December 31, 2024, respectively, using the exchange rate at the respective dates).

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

(b)The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $6.4 billion as of March 31, 2025.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of March 31, 2025 and December 31, 2024 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

4.    Equipment Installment Plan Financing Facility
CCO EIP Financing, LLC (the “SPV Borrower”), a bankruptcy remote special purpose vehicle and consolidated subsidiary of the Company, is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”).

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 5.50% and 5.78% as of March 31, 2025 and December 31, 2024, respectively. The EIP Financing Facility has a final maturity date of June 20, 2028, comprised of a one-year revolving loan period, subject to annual renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. SPV Borrower may borrow up to $1.25 billion under the EIP Financing Facility. As of March 31, 2025 and December 31, 2024, the carrying value of the EIP Financing Facility was $1.2 billion and $1.1 billion, respectively, and is included in the Company’s consolidated balance sheets.

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

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of March 31, 2025 and December 31, 2024, pledged EIP Receivables with an unpaid principal balance of $1.7 billion and $1.6 billion, respectively, included in accounts receivable, net and other noncurrent assets, and restricted cash of $70 million and $47 million, respectively, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

5.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $517 million and $504 million and is included in other long-term liabilities on its consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The effect of financial instruments are recorded in other expense, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended March 31,
	2025	2024
Change in fair value of cross-currency derivative instruments	$(13)	$(20)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(52)	16
Loss on financial instruments, net	$(65)	$(4)

6.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended March 31,
	2025	2024
Internet	$5,930	$5,826
Video	3,580	3,908
Mobile service	914	685
Voice	356	374
Residential revenue	10,780	10,793

Small business	1,086	1,088
Mid-market & large business	736	708
Commercial revenue	1,822	1,796

Advertising sales	340	391
Other	793	699
	$13,735	$13,679

In connection with the launch of the Company’s Spectrum Business brand, the previously reported “Small and medium business (“SMB”)” and “Enterprise” line items have been renamed to “Small business” and “Mid-market & large business,” respectively. The new terminology did not result in any changes to previously reported revenue data.

As of March 31, 2025 and December 31, 2024, accounts receivable, net on the consolidated balance sheets includes approximately $1.1 billion and $967 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $977 million and $980 million of noncurrent equipment installment plan receivables, respectively.

7.     Segment Reporting

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The Company provides broadband connectivity services with all of its services delivered to customers over an advanced communications network. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations, as the converged network requires the CODM to manage and evaluate the results of the business in a consolidated manner to drive efficiencies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are managed centrally, including contracting for programming, capital and new technology development and deployment, plant engineering, customer service, marketing, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. Under this organizational and reporting structure, the Company has one reportable segment.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As a single reportable segment entity, the Company’s segment performance measure is net income attributable to Charter shareholders. See Note 6 for the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, are presented below.

Operating Costs and Expenses

	Three Months Ended March 31,
	2025	2024
Programming	$2,302	$2,570
Other costs of revenue	1,584	1,458
Field and technology operations	1,290	1,298
Customer operations	786	824
Marketing and residential sales	949	881
Stock compensation expense (see Note 8)	222	214
Other expense	1,086	1,177
	$8,219	$8,422

Certain expense reclassifications were made to reflect changes in how the Company manages its business in connection with the launch of its Spectrum Business brand in 2025. The reclassifications did not result in any changes to total operating expenses for any period presented.

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, video, mobile and voice services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Field and technology operations costs include indirect costs incurred to manage the Company's inside and outside cable network, including labor for the non-capitalizable portion of customer installations and service and repairs. Customer operations costs include call center labor costs for customer care, billing costs, bad debt expense, and collections. Marketing and residential sales costs represent the costs of marketing our residential and business Internet, video, mobile and voice services and costs to sell to current and potential non-bulk residential customers, including labor cost. Other expense includes corporate overhead costs, as well as certain indirect costs associated with Spectrum Business, Spectrum Reach, Spectrum Networks and Spectrum Community Solutions, including related sales expenses.

Other Operating (Income) Expenses, Net

	Three Months Ended March 31,
	2025	2024
Special charges, net	$32	$14
(Gain) loss on disposal of assets, net	91	(51)
	$123	$(37)

Special charges, net primarily includes severance costs and net amounts of litigation settlements. (Gain) loss on disposal of assets, net includes a $90 million impairment on the Company’s Los Angeles Lakers regional sports network agreement during the three months ended March 31, 2025 and a $67 million gain on sale of towers during the three months ended March 31, 2024.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Other Expense, Net

Other expense, net consist of the following for the periods presented:

	Three Months Ended March 31,
	2025	2024
Loss on financial instruments, net (see Note 5)	$(65)	$(4)
Net periodic pension benefit	—	1
Loss on equity investments, net	(77)	(85)
	$(142)	$(88)

8.     Stock Compensation Plans

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended March 31,
	2025	2024
Stock options	1,407,700	1,344,600
Restricted stock units	1,155,200	1,083,100

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of March 31, 2025, total unrecognized compensation remaining to be recognized in future periods totaled $371 million for stock options, $651 million for restricted stock units and $0.2 million for restricted stock and the weighted average period over which they are expected to be recognized is two years for stock options and restricted stock units and one month for restricted stock.

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

We are a leading broadband connectivity company and cable operator with services available to more than 57 million homes and businesses in 41 states through our Spectrum brand. Over an advanced communications network, supported by a 100% US-based workforce, we offer a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice.

Overview

During the first quarter of 2025, we added 514,000 mobile lines while Internet and video losses improved as compared to the prior year period. The improvement in our customer results was partly driven by the new pricing and packaging strategy launched in September 2024 at the same time we launched our new brand platform, Life Unlimited. Life Unlimited emphasizes the power of our advanced network and cutting-edge connectivity products and services, and our new and simplified pricing and packaging strategy better utilizes our seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Our Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. We have completed deals with every major programmer to deliver better flexibility and greater value to our customers by including seamless entertainment applications with our Spectrum TV services at no additional cost. We also continue to evolve our video product and are deploying Xumo stream boxes to new video customers.

We spent $468 million on our subsidized rural construction initiative during the three months ended March 31, 2025 and activated approximately 89,000 subsidized rural passings. We are upgrading our network to deliver symmetrical and multi-gigabit speeds across our footprint and are now offering symmetrical speeds in eight markets. In January 2025, we launched 2x1 Gbps service in two markets and will be launching 2x1 speeds in additional markets in 2025.

Additionally, our new customer commitments focus on reliable connectivity, transparency, exceptional service and always improving. By continually improving our product set and offering consumers the opportunity to save money by switching to our services, we believe we can continue to penetrate our expanding footprint and sell additional products to our existing customers. We see operational benefits from the targeted investments we made in employee wages and benefits to build employee skill sets and tenure, as well as the continued investments in digitization of our customer service platforms, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2025	2024	% Change
Revenues	$13,735	$13,679	0.4%
Adjusted EBITDA	$5,738	$5,471	4.9%
Income from operations	$3,220	$3,112	3.5%

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

Growth in total revenue was primarily due to mobile line growth and higher average revenue per customer, partly offset by lower customers. Adjusted EBITDA and income from operations growth was driven by growth in revenue and decreases in operating costs and expenses, primarily programming expense and labor costs, and other expense which was favorably impacted by one-time favorable adjustments, partly offset by an increase in mobile device and other mobile direct costs.

In connection with the launch of our Spectrum Business brand, the previously reported “Small and Medium Business (“SMB”)” and “Enterprise” line items have been renamed to “Small Business” and “Mid-Market & Large Business,” respectively. The new terminology did not result in any changes to previously reported customer data. The following table summarizes our customer statistics for Internet, video, mobile and voice as of March 31, 2025 and 2024 (in thousands except per customer data and footnotes).

	Approximate as of
	March 31,
	2025 (a)	2024 (a)
Customer Relationships (b)
Residential	29,160	29,797
Small Business	2,209	2,219
Total Customer Relationships	31,369	32,016

Monthly Residential Revenue per Residential Customer (c)	$123.06	$120.48
Monthly Small Business Revenue per Small Business Customer (d)	$163.68	$163.44

Internet
Residential	27,979	28,472
Small Business	2,041	2,044
Total Internet Customers	30,020	30,516

Video
Residential	12,160	13,111
Small Business	551	606
Total Video Customers	12,711	13,717

Mobile Lines (e)
Residential	10,063	7,992
Small Business	334	260
Total Mobile Lines	10,397	8,252

Voice
Residential	5,372	6,438
Small Business	1,234	1,288
Total Voice Customers	6,606	7,726

Mid-Market & Large Business Primary Service Units ("PSUs") (f)	324	308

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of March 31, 2025 and 2024, customers include approximately 92,200 and 110,000 customers, respectively, whose accounts were over 60 days past due, approximately 10,700 and 42,600 customers, respectively, whose accounts were over 90 days past due and approximately 17,000 and 283,100 customers, respectively, whose accounts were over 120 days past due. The decrease in accounts past due since March 31, 2024 is predominately due to revisions to customer account balances associated with the end of the Federal Communications Commission's Affordable Connectivity Program, including balance write-offs and conversion to payment plans.
(b)Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, video, mobile and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude mid-market & large business and mobile-only customer relationships.
(c)Monthly residential revenue per residential customer is calculated as total residential quarterly revenue divided by three divided by average residential customer relationships during the respective quarter and excludes mobile-only customers.
(d)Monthly small business revenue per small business customer is calculated as total small business quarterly revenue divided by three divided by average small business customer relationships during the respective quarter and excludes mobile-only customers.
(e)Mobile lines include phones and tablets which require one of our standard rate plans (e.g., "Unlimited" or "By the Gig"). Mobile lines exclude wearables and other devices that do not require standard phone rate plans.
(f)Mid-market & large business PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K. There have been no material changes from the critical accounting policies described in our Form 10-K.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Revenues	$13,735	$13,679

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,219	8,422
Depreciation and amortization	2,173	2,182
Other operating (income) expenses, net	123	(37)
	10,515	10,567
Income from operations	3,220	3,112

Other Income (Expenses):
Interest expense, net	(1,231)	(1,305)
Other expense, net	(142)	(88)
	(1,373)	(1,393)

Income before income taxes	1,847	1,719
Income tax expense	(9)	(55)
Consolidated net income	1,838	1,664
Less: Net income attributable to noncontrolling interests	(1)	(1)

Net income attributable to CCO Holdings member	$1,837	$1,663

Revenues. Total revenues grew $56 million for the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to growth in mobile lines and average revenue per customer, partly offset by lower customers.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended March 31,
	2025	2024	% Change
Internet	$5,930	$5,826	1.8%
Video	3,580	3,908	(8.4)%
Mobile service	914	685	33.5%
Voice	356	374	(5.0)%
Residential revenue	10,780	10,793	(0.1)%

Small business	1,086	1,088	(0.2)%
Mid-market & large business	736	708	3.9%
Commercial revenue	1,822	1,796	1.4%

Advertising sales	340	391	(12.9)%
Other	793	699	13.4%
	$13,735	$13,679	0.4%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Increase related to rate and product mix changes	$211
Decrease in average residential Internet customers	(107)
$104

The increase related to rate and product mix was primarily due to promotional rate step-ups, rate adjustments, and less unfavorable bundled revenue allocation. Residential Internet customers decreased by 493,000 customers from March 31, 2024 to March 31, 2025.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Decrease in average residential video customers	$(319)
Decrease related to rate and product mix changes	(9)
$(328)

Residential video customers decreased by 951,000 from March 31, 2024 to March 31, 2025. The decrease related to rate and product mix was primarily due to a higher mix of lower priced video packages within our video customer base, costs allocated to seamless entertainment applications and netted within video revenue and more unfavorable bundled revenue allocation, partly offset by promotional rate step-ups and video rate adjustments that pass-through programming rate increases.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Increase in average residential mobile lines	$182
Increase related to rate	47
$229

Residential mobile lines increased by 2,071,000 mobile lines from March 31, 2024 to March 31, 2025. The increase related to rate is primarily related to successful conversion of free lines to paying lines and success of our Unlimited Plus plan.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Decrease in average residential voice customers	$(61)
Increase related to rate adjustments	43
$(18)

Residential wireline voice customers decreased by 1,066,000 customers from March 31, 2024 to March 31, 2025.

The decrease in small business revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Decrease in average small business customers	$(4)
Increase related to rate and product mix changes	2
$(2)

Small business customers decreased by 10,000 from March 31, 2024 to March 31, 2025.

Mid-market & large business revenues increased $28 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to an increase in Internet PSUs. Mid-market & large business PSUs increased 16,000 from March 31, 2024 to March 31, 2025.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $51 million during the three months ended March 31, 2025 as compared to the corresponding period in 2024 primarily due to a decrease in political, national and local ad revenue, partly offset by higher advanced advertising.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $94 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to higher mobile device sales.

Operating costs and expenses. The decrease in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Programming	$(268)
Other costs of revenue	126
Field and technology operations	(8)
Customer operations	(38)
Marketing and residential sales	68
Other	(83)
$(203)

Programming costs were approximately $2.3 billion and $2.6 billion for the three months ended March 31, 2025 and 2024, representing 28% and 31% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer video customers and a higher mix of lower cost video packages within our video customer base as well as costs allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $126 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Customer operations decreased $38 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to lower labor costs.

Marketing and residential sales increased $68 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to our continued focus on driving growth and the launch of our new brand platform, Life Unlimited.

Other expense decreased $83 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to one-time favorable adjustments of $75 million as well as lower labor costs.

Depreciation and amortization. Depreciation and amortization expense decreased by $9 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other operating (income) expenses, net. The change in other operating (income) expenses, net is attributable to the following (dollars in millions):

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Special charges, net	$18
(Gain) loss on disposal of assets, net	142
$160

See Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense decreased by $74 million for the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to a decrease in weighted average interest rates and debt.

Other expense, net. The change in other expense, net is attributable to the following (dollars in millions):

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Loss on financial instruments, net (see Note 5)	$(61)
Net periodic pension benefit	(1)
Loss on equity investments, net	8
$(54)

See Note 7 and the Note referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $9 million and $55 million for the three months ended March 31, 2025 and 2024, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member increased $174 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $366 million and $371 million for the three months ended March 31, 2025 and 2024, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Net income attributable to CCO Holdings member	$1,837	$1,663
Plus: Net income attributable to noncontrolling interest	1	1
Interest expense, net	1,231	1,305
Income tax expense	9	55
Depreciation and amortization	2,173	2,182
Stock compensation expense	222	214
Other, net	265	51
Adjusted EBITDA	$5,738	$5,471

Net cash flows from operating activities	$4,291	$3,304
Less: Purchases of property, plant and equipment	(2,399)	(2,791)
Change in accrued expenses related to capital expenditures	(273)	(63)
Free cash flow	$1,619	$450

Liquidity and Capital Resources

Overview

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of March 31, 2025 was $93.6 billion, consisting of $10.1 billion of credit facility debt, $56.2 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt and the high yield debt markets.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $1.6 billion and $450 million for the three months ended March 31, 2025 and 2024, respectively. See the table below for factors impacting free cash flow during the three months ended March 31, 2025 compared to the corresponding prior period. As of March 31, 2025, the amount available under our credit facilities was approximately $6.4 billion and cash on hand was approximately $592 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Communications Operating, LLC’s ("Charter Operating") revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's target leverage of net debt to the last twelve months Adjusted EBITDA remains at 4 to 4.5 times Adjusted EBITDA, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter's leverage ratio was 4.1 times Adjusted EBITDA as of March 31, 2025. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range. Excluding purchases from Liberty Broadband Corporation (“Liberty Broadband”) discussed below, during the three months ended March 31, 2025 and 2024, Charter purchased in the public market approximately 1.2 million and 1.2 million shares of Charter Class A common stock, respectively, for approximately $431 million and $391 million, respectively. Since the beginning of its buyback program in September 2016 through March 31, 2025, Charter has purchased approximately 164.7 million shares of Class A common stock and Charter Holdings common units for approximately $74.1 billion, including purchases from Liberty Broadband and Advance/Newhouse Partnership ("A/N") discussed below.

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

On November 12, 2024, Charter and Liberty Broadband also entered into Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement (the “Stockholders and Letter Agreement Amendment”). The Stockholders and Letter Agreement Amendment sets forth, among other things, the terms of Liberty Broadband’s participation in Charter’s share repurchases during the period between the execution of the merger agreement and the effective time of the merger. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed transaction, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s exchangeable debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) the amount needed, in the reasonable judgment of Charter, to maintain an unrestricted cash balance of Liberty Broadband and its subsidiaries (other than GCI Holdings, LLC, GCI Spinco (as defined in the merger agreement) and their respective subsidiaries) of $50 million plus (y) the aggregate outstanding principal amount of the Liberty Broadband margin loan. The purchase price payable by Charter to Liberty Broadband in connection with such monthly repurchases will equal (i) the average price paid by Charter for shares of Charter Class A common stock repurchased during the immediately preceding calendar month (excluding shares repurchased from A/N and certain other excluded repurchases) or (ii) if Charter has not engaged in any repurchases of shares of Charter Class A common stock during the immediately preceding calendar month (other than any repurchases from A/N and certain other excluded repurchases), a purchase price based on a Bloomberg volume-weighted average price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. Liberty Broadband will apply the proceeds from any such repurchases or borrowings from Charter to repay certain of its outstanding indebtedness in accordance with the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment provides that Liberty Broadband will be exempt from the standstill restrictions and the ownership cap under the Second Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 to the extent its ownership in Charter exceeds such ownership cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. During the three months ended March 31, 2025 and 2024, Charter purchased from Liberty Broadband 0.8 million and 0.2 million shares of Charter Class A common stock, respectively, for approximately $300 million and $81 million, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. A/N and Charter both have the right to terminate or suspend the pro rata repurchase arrangement on a prospective basis. During the three months ended March 31, 2025 and 2024, Charter Holdings purchased from A/N 0.1 million and 0.3 million Charter Holdings common units, respectively, for approximately $20 million and $95 million, respectively.

As of March 31, 2025, Charter had remaining board authority to purchase an additional $2.7 billion of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow increased $1.2 billion during the three months ended March 31, 2025, respectively, compared to the corresponding prior period in 2024 due to the following (dollars in millions):

Three months ended March 31, 2025 compared to three months ended March 31, 2024
Decrease in capital expenditures	$392
Increase in Adjusted EBITDA	267
Decrease in cash paid for interest, net	236
Changes in working capital, mobile devices	212
Changes in working capital, excluding mobile devices	(115)
Other, net	177
$1,169

Other, net primarily included the payment of a litigation settlement during the three months ended March 31, 2024 compared to the corresponding period in 2025.

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $277 million, incurred by a single-asset special purpose entity to finance construction of the first building of the Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

Our bankruptcy remote special purpose vehicle and consolidated subsidiary, CCO EIP Financing, LLC, (the “SPV Borrower”) is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”). Borrowings under the EIP Financing Facility are secured by the EIP Receivables transferred to the SPV Borrower, future collections on such EIP Receivables, and related assets consisting primarily of restricted cash. We and our other subsidiaries do not guarantee any principal or interest payable by SPV Borrower under the EIP Financing Facility and SPV Borrower is not a guarantor of the Guaranteed and Secured Debt. As of March 31, 2025, the carrying value of the EIP Financing Facility was $1.2 billion and is reflected on our consolidated balance sheets. As of March 31, 2025, pledged EIP Receivables with an unpaid principal balance of $1.7 billion, included in accounts receivable, net and other noncurrent assets, and restricted cash of $70 million, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected on our consolidated balance sheets.

See Note 8 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for further details about the terms, conditions and other factors that may affect payments to holders and the collateral arrangements of the Guaranteed and Secured Debt.

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

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of March 31, 2025, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on March 31, 2025 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $592 million and $254 million in cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively. In addition, we held $70 million and $47 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Operating Activities. Net cash provided by operating activities increased $987 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to favorable changes in working capital, an increase in Adjusted EBITDA, a decrease in cash paid for interest and the payment of litigation settlements in 2024.

Investing Activities. Net cash used in investing activities was $2.8 billion and $2.9 billion for the three months ended March 31, 2025 and 2024, respectively. The decrease in cash used was primarily due to a decrease in capital expenditures, partly offset by changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities increased $690 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in the amount by which repayments of debt exceeded borrowings and an increase in distributions to parent companies, partly offset by borrowings under the EIP Financing Facility.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.4 billion and $2.8 billion for the three months ended March 31, 2025 and 2024, respectively.  The decrease was primarily driven by timing of customer premise equipment, upgrade/rebuild (primarily network evolution) and line extensions. See the table below for more details.

We currently expect full year 2025 capital expenditures to total approximately $12 billion, including line extensions of approximately $4.2 billion and network evolution spend of approximately $1.5 billion. The actual amount of capital expenditures in 2025 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and residential and business customer growth rates.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures decreased by $273 million and $63 million for the three months ended March 31, 2025 and 2024, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three months ended March 31, 2025 and 2024. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Customer premise equipment (a)	$473	$635
Scalable infrastructure (b)	293	328
Upgrade/rebuild (c)	395	481
Support capital (d)	360	388
Capital expenditures, excluding line extensions	1,521	1,832

Subsidized rural construction line extensions	467	427
Other line extensions	411	532
Total line extensions (e)	878	959
Total capital expenditures	$2,399	$2,791

Of which:
Commercial services	$273	$375
Subsidized rural construction initiative (f)	$468	$427
Mobile	$53	$59

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

Recently Issued Accounting Standards

See Note 18 to the Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of recently issued accounting standards. There have been no material changes from the recently issued accounting standards described in our Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the interest rate risk as previously disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

During the quarter ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 16 to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of legal proceedings. Within this section, we use a threshold of $1 million in disclosing environmental proceedings involving a governmental authority, if any.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes "Risk Factors" under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: April 25, 2025		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: April 25, 2025		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

22.1	Issuers and Guarantors of Guaranteed Securities and Affiliate Securities Pledged as Collateral.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from CCO Holdings, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, filed with the Securities and Exchange Commission on April 25, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member’s Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1