Form 10-Q
period 2025-09-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2025-10-31
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of September 30, 2025: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2025

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2025. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in Part I, Item 1A of our most recent Form 10-K filed with the SEC. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “future,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases,” “grow,” “focused on” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report on Form 10-Q, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•our ability to sustain and grow revenues and cash flow from operations by offering Internet, mobile, video, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our service areas and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;
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
•our ability to satisfy the conditions to consummate the Liberty Broadband Combination and/or the Cox Transactions and/or to consummate the Liberty Broadband Combination and/or the Cox Transactions in a timely manner or at all;
•the risks related to us being restricted in the operation of our business while the Liberty Broadband Merger Agreement and the Cox Communications Transaction Agreement are in effect;
•other risks related to the Liberty Broadband Combination as described in the definitive joint proxy statement/prospectus with respect to the Liberty Broadband Combination, filed by Charter on January 22, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein; and
•other risks related to the Cox Transactions as described in the definitive proxy statement with respect to the Cox Transactions, filed by Charter on July 2, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$235	$254
Accounts receivable, less allowance for doubtful accounts of $234 and $204, respectively	3,371	3,038
Receivables from related party	118	66
Prepaid expenses and other current assets	599	622
Total current assets	4,323	3,980

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $41,025 and $39,216, respectively	44,370	42,084
Customer relationships, net of accumulated amortization of $17,759 and $17,319, respectively	555	975
Franchises	67,468	67,462
Goodwill	29,710	29,674
Total investment in cable properties, net	142,103	140,195

OTHER NONCURRENT ASSETS	4,313	4,196

Total assets	$150,739	$148,371
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$11,363	$10,790
Current portion of long-term debt	750	1,799
Total current liabilities	12,113	12,589

LONG-TERM DEBT	94,413	92,134
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	1,365	1,072
DEFERRED INCOME TAXES	89	88
OTHER LONG-TERM LIABILITIES	3,259	3,227

MEMBER’S EQUITY:
CCO Holdings member's equity	39,475	39,235
Noncontrolling interests	25	26
Total member’s equity	39,500	39,261

Total liabilities and member’s equity	$150,739	$148,371

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES	$13,672	$13,795	$41,173	$41,159

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,283	8,316	24,757	24,936
Depreciation and amortization	2,153	2,138	6,495	6,483
Other operating expenses, net	119	21	328	47
	10,555	10,475	31,580	31,466
Income from operations	3,117	3,320	9,593	9,693

OTHER INCOME (EXPENSES):
Interest expense, net	(1,259)	(1,301)	(3,744)	(3,926)
Other expenses, net	(131)	(163)	(330)	(333)
	(1,390)	(1,464)	(4,074)	(4,259)

Income before income taxes	1,727	1,856	5,519	5,434
Income tax benefit (expense)	(15)	3	(39)	(63)
Consolidated net income	1,712	1,859	5,480	5,371
Less: Net income attributable to noncontrolling interests	—	(1)	(1)	(2)
Net income attributable to CCO Holdings member	$1,712	$1,858	$5,479	$5,369

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2024	$39,235	$26	$39,261
Consolidated net income	1,837	1	1,838
Stock compensation expense	222	—	222
Contributions from parent	4	—	4
Distributions to parent	(882)	—	(882)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2025	40,416	25	40,441
Consolidated net income	1,930	—	1,930
Stock compensation expense	157	—	157
Contributions from parent	56	—	56
Distributions to parent	(2,474)	—	(2,474)
BALANCE, June 30, 2025	40,085	25	40,110
Consolidated net income	1,712	—	1,712
Stock compensation expense	151	—	151
Contribution of net assets acquired by parent	51	—	51
Contributions from parent	8	—	8
Distributions to parent	(2,532)	—	(2,532)
BALANCE, September 30, 2025	$39,475	$25	$39,500

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2023	$34,165	$25	$34,190
Consolidated net income	1,663	1	1,664
Stock compensation expense	214	—	214
Contributions from parent	7	—	7
Distributions to parent	(719)	—	(719)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2024	35,330	24	35,354
Consolidated net income	1,848	—	1,848
Stock compensation expense	153	—	153
Contributions from parent	4	—	4
Distributions to parent	(911)	—	(911)
BALANCE, June 30, 2024	36,424	24	36,448
Consolidated net income	1,858	1	1,859
Stock compensation expense	146	—	146
Contributions from parent	34	—	34
Distributions to parent	(780)	—	(780)
BALANCE, September 30, 2024	$37,682	$25	$37,707

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,480	$5,371
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	6,495	6,483
Stock compensation expense	530	513
Noncash interest, net	7	10
Deferred income taxes	1	41
Other, net	454	279
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(332)	(99)
Prepaid expenses and other assets	(181)	(490)
Accounts payable, accrued liabilities and other	558	88
Receivables from and payables to related party	(54)	(216)
Net cash flows from operating activities	12,958	11,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,324)	(8,207)
Change in accrued expenses related to capital expenditures	239	510
Other, net	(213)	(369)
Net cash flows from investing activities	(8,298)	(8,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	12,019	17,388
Borrowings of equipment installment plan financing facility	292	1,000
Repayments of long-term debt	(10,921)	(19,899)
Payments for debt issuance costs	(17)	(27)
Distributions to parent	(5,888)	(2,410)
Contributions from parent	68	45
Distributions to noncontrolling interest	(2)	(2)
Other, net	(220)	66
Net cash flows from financing activities	(4,669)	(3,839)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9)	75
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	301	471
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$292	$546

CASH PAID FOR INTEREST	$3,590	$3,790
CASH PAID FOR INCOME TAXES	$28	$25

As of September 30, 2025, December 31, 2024 and September 30, 2024, cash, cash equivalents and restricted cash includes $57 million, $47 million and $29 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.    Organization and Basis of Presentation

Organization

CCO Holdings, LLC (together with its subsidiaries, “CCO Holdings,” or the “Company”) is a leading broadband connectivity company with services available to homes and small to large businesses through its Spectrum® brand. The Company has evolved from providing cable TV to streaming, and from high-speed Internet to a converged broadband, WiFi and mobile experience. Over the Spectrum Fiber Broadband Network and supported by our 100% U.S.-based employees, the Company offers Seamless Connectivity and Entertainment with Spectrum Internet®, Mobile, TV and Voice products.

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

Comprehensive income equaled net income attributable to CCO Holdings member for the three and nine months ended September 30, 2025 and 2024.

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

The combined entity will assume Cox Communications’ approximately $12.4 billion in outstanding net debt and finance leases.

3.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts payable – trade	$909	$847
Deferred revenue	441	456
Accrued and other current liabilities:
Programming costs	1,588	1,576
Labor	1,505	1,362
Capital expenditures	3,106	2,906
Interest	1,367	1,208
Short-term borrowings	537	758
Other	1,910	1,677
	$11,363	$10,790

Under a supply chain finance program, the Company has agreements with third parties that allow its participating vendors to finance payment obligations from the Company with designated third-party financial institutions who act as its paying agent. As a result, the Company has generally extended its payment terms with vendors. A participating vendor may request a participating financial institution to finance one or more of the Company's payment obligations to such vendor prior to the scheduled due date thereof at a discounted price. The Company is not required to provide collateral to the financial institutions. The Company's obligations to participating vendors, including amounts due and scheduled payment dates, are not impacted by the vendors’ decisions to finance amounts due under these financing arrangements. The Company's outstanding payment obligations to participating vendors were $714 million and $576 million as of September 30, 2025 and December 31, 2024, respectively, and are included in accounts payable - trade and accrued capital expenditures above. Cash outflows to the financial institutions are classified as cash flows from operating and investing activities.

Under a deferred payment program, the Company has agreements with third parties specifically for its mobile handset purchases. Under the deferred payment program, the third parties pay the Company’s mobile handset invoices when due, and the Company pays the third parties at a later date, the invoice amount plus interest. The Company's outstanding payment obligation to participating vendors under the deferred payment plan was $537 million and $758 million as of September 30,

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

2025 and December 31, 2024, respectively, and is included in short-term borrowings. Cash outflows to the financial institutions are classified as cash flows from financing activities.

4.    Total Debt
A summary of our debt as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$27,250	$27,193	$25,853	$27,250	$27,182	$24,881
Senior secured notes and debentures(a)	55,414	55,662	49,440	56,195	56,475	47,896
Credit facilities(b)	12,359	12,308	12,211	10,334	10,276	10,079
	$95,023	$95,163	$87,504	$93,779	$93,933	$82,856

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $840 million and $782 million as of September 30, 2025 and December 31, 2024, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $874 million and $813 million as of September 30, 2025 and December 31, 2024, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $4.0 billion as of September 30, 2025.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of September 30, 2025 and December 31, 2024 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In September 2025, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion of 5.850% senior secured notes due December 2035 at a price of 99.932% of the aggregate principal amount and $750 million of 6.700% senior secured notes due December 2055 at a price of 99.832% of the aggregate principal amount. The net proceeds were used for general corporate purposes, including to repay certain indebtedness, including Charter Operating’s 6.150% senior secured notes due 2026, to fund potential buybacks of Charter Class A common stock and Charter Holdings common units, and to pay related fees and expenses. The transactions resulted in a loss on extinguishment of debt of approximately $28 million during the three and nine months ended September 30, 2025 recorded in other expenses, net in the consolidated statement of operations.

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

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 5.44% and 5.78% as of September 30, 2025 and December 31, 2024, respectively. In June 2025, the revolving credit facility under the EIP Financing Facility was amended to extend the maturity date and increase borrowing capacity to $1.6 billion, among other amendments. The EIP Financing Facility has a final maturity date of December 20, 2028, comprised of a six-month revolving loan period subject to renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. As of September 30, 2025 and December 31, 2024, the carrying value of the EIP Financing Facility was $1.4 billion and $1.1 billion, respectively, and is included in the Company’s consolidated balance sheets.

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

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of September 30, 2025 and December 31, 2024, pledged EIP Receivables with an unpaid principal balance of $2.0 billion and $1.6 billion, respectively, included in accounts receivable, net and other noncurrent assets, and restricted cash of $57 million and $47 million, respectively, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

6.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $465 million and $504 million and is included in other long-term liabilities on its consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

The effect of financial instruments are recorded in other expenses, net in the consolidated statements of operations and consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in fair value of cross-currency derivative instruments	$(72)	$13	$39	$(16)
Foreign currency remeasurement of Sterling Notes to U.S. dollars	37	(92)	(119)	(81)
Loss on financial instruments, net	$(35)	$(79)	$(80)	$(97)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

7.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Internet	$5,971	$5,872	$17,870	$17,504
Mobile service	954	801	2,789	2,223
Connectivity	6,925	6,673	20,659	19,727
Video	3,388	3,735	10,452	11,510
Voice	332	360	1,034	1,084
Residential revenue	10,645	10,768	32,145	32,321

Small business	1,086	1,096	3,266	3,285
Mid-market & large business	749	723	2,227	2,152
Commercial revenue	1,835	1,819	5,493	5,437

Advertising sales	356	452	1,067	1,240
Other	836	756	2,468	2,161
	$13,672	$13,795	$41,173	$41,159

As of September 30, 2025 and December 31, 2024, accounts receivable, net on the consolidated balance sheets includes approximately $1.2 billion and $967 million of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $1.1 billion and $980 million of noncurrent equipment installment plan receivables, respectively.

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

Operating Costs and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Programming	$2,184	$2,336	$6,739	$7,378
Other costs of revenue	1,677	1,604	4,912	4,600
Field and technology operations	1,328	1,325	3,912	3,864
Customer operations	814	833	2,391	2,424
Marketing and residential sales	976	926	2,883	2,689
Stock compensation expense (see Note 9)	151	146	530	513
Other expense	1,153	1,146	3,390	3,468
	$8,283	$8,316	$24,757	$24,936

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, mobile, video and voice services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Field and technology operations costs include indirect costs incurred to manage the Company's inside and outside cable network, including labor for the non-capitalizable portion of customer installations and service and repairs. Customer operations costs include call center labor costs for customer care, billing costs, bad debt expense, and collections. Marketing and residential sales costs represent the costs of marketing residential and business Internet, mobile, video and voice services and costs to sell to current and potential non-bulk residential customers, including labor cost. Other expense includes corporate overhead costs, as well as certain indirect costs associated with Spectrum Business, Spectrum Reach, Spectrum Networks and Spectrum Community Solutions, including related sales expenses.

Other Operating Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Special charges, net	$79	$6	$139	$80
Merger and acquisition costs	21	—	65	—
(Gain) loss on disposal of assets, net	19	15	124	(33)
	$119	$21	$328	$47

Special charges, net primarily includes severance costs and net amounts of litigation settlements. Merger and acquisition costs represents costs incurred primarily in connection with the Cox Transactions, such as advisory, legal and accounting fees, among others. (Gain) loss on disposal of assets, net includes a $90 million impairment on the Company’s Los Angeles Lakers regional sports network intangibles during the nine months ended September 30, 2025 and a $67 million gain on sale of towers during the nine months ended September 30, 2024.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Other Expenses, Net

Other expenses, net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss on equity investments, net	$(80)	$(86)	$(234)	$(249)
Loss on financial instruments, net (see Note 6)	(35)	(79)	(80)	(97)
Gain (loss) on extinguishment of debt (see Note 4)	(28)	—	(28)	9
Net periodic pension benefit	12	2	12	4
	$(131)	$(163)	$(330)	$(333)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	35,300	16,900	1,482,600	1,375,300
Restricted stock	—	—	11,500	13,400
Restricted stock units	21,600	14,100	1,205,100	1,113,900

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of September 30, 2025, total unrecognized compensation remaining to be recognized in future periods totaled $255 million for stock options, $452 million for restricted stock units and $2 million for restricted stock and the weighted average period over which they are expected to be recognized is two years for stock options and restricted stock units and seven months for restricted stock.

10.    Recently Issued Accounting Standards

In September 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40. The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 (year ending December 31, 2028 for the Company). The Company is currently evaluating the impact the adoption of ASU 2025-06 will have on its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

CCO Holdings, LLC (“CCO Holdings”) is a holding company whose principal assets are the equity interests in its operating subsidiaries. CCO Holdings is a direct subsidiary of CCH I Holdings, LLC, which is an indirect subsidiary of Charter Communications, Inc. (“Charter”), Charter Communications Holdings, LLC (“Charter Holdings”) and Spectrum Management Holding Company, LLC. All of the outstanding capital stock of CCO Holdings Capital Corp. is owned by CCO Holdings. The consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated

We are a leading broadband connectivity company with services available to 58 million homes and small to large businesses across 41 states through our Spectrum brand. We have evolved from providing cable TV to streaming, and from high-speed Internet to a converged broadband, WiFi and mobile experience. Over the Spectrum Fiber Broadband Network and supported by our 100% U.S.-based employees, we offer Seamless Connectivity and Entertainment with Spectrum Internet, Mobile, TV and Voice products.

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

The combined entity will assume Cox Communications’ approximately $12.4 billion in outstanding net debt and finance leases.

Overview

During the third quarter of 2025, we added 493,000 mobile lines and video losses improved as compared to the prior year period. Internet losses remained relatively flat as compared to the prior year period. Sales were challenged by the competitive environment offset by lower customer churn. However, we remain focused on improving customer results through our pricing and packaging strategy launched in September 2024 and our brand platform, Life Unlimited. Life Unlimited emphasizes the power of our advanced network and cutting-edge connectivity products and services, and our simplified pricing and packaging strategy better utilizes our seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Our Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. We have completed deals with every major programmer to deliver better flexibility and greater value to our customers by including seamless entertainment applications with our Spectrum TV services at no additional cost. In July 2025, we began launching the sale of these seamless entertainment applications to customers à la carte and just recently launched the Spectrum App Store, a digital storefront that helps customers activate, upgrade, buy and manage their streaming applications in one place. We also continue to evolve other elements of our video product and are deploying Xumo stream boxes to new video customers.

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

We spent $582 million and $1.6 billion on our subsidized rural construction initiative during the three and nine months ended September 30, 2025 and activated approximately 124,000 and 336,000 subsidized rural passings, respectively. And we are upgrading our network to deliver symmetrical and multi-gigabit speeds across our footprint as part of our network evolution initiative.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Revenues	$13,672	$13,795	(0.9)%	$41,173	$41,159	0.0%
Adjusted EBITDA	$5,540	$5,625	(1.5)%	$16,946	$16,736	1.3%
Income from operations	$3,117	$3,320	(6.1)%	$9,593	$9,693	(1.0)%

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

Total revenues decreased slightly during the three months ended September 30, 2025 and remained relatively constant during the nine months ended September 30, 2025 compared to the corresponding periods in 2024 primarily due to lower customers and lower advertising sales offset by mobile line growth and higher average revenue per customer. Adjusted EBITDA and income from operations were also impacted by an increase in marketing and residential sales expense.

The following table summarizes our customer statistics for Internet, mobile, video and voice as of September 30, 2025 and 2024 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2025 (a)	2024 (a)
Customer Relationships (b)
Residential	28,860	29,465
Small Business	2,198	2,223
Total Customer Relationships	31,058	31,688

Monthly Residential Revenue per Residential Customer (c)	$122.63	$121.47
Monthly Small Business Revenue per Small Business Customer (d)	$164.61	$164.38

Internet
Residential	27,760	28,205
Small Business	2,034	2,052
Total Internet Customers	29,794	30,257

Mobile Lines (e)
Residential	11,015	9,057
Small Business	375	297
Total Mobile Lines	11,390	9,354

Video
Residential	12,023	12,437
Small Business	538	578
Total Video Customers	12,561	13,015

Voice
Residential	4,967	5,895
Small Business	1,219	1,263
Total Voice Customers	6,186	7,158

Mid-Market & Large Business Primary Service Units ("PSUs") (f)	336	315

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of September 30, 2025 and 2024, customers include approximately 87,100 and 127,300 customers, respectively, whose accounts were over 60 days past due, approximately 10,500 and 11,900 customers, respectively, whose accounts were over 90 days past due and approximately 13,200 and 11,800 customers, respectively, whose accounts were over 120 days past due. Past due totals as of September 30, 2025 reflect in part certain revisions to customer account balances generated by changes to our collection procedures initiated in the third quarter of 2025, which were made to better align with industry practices.
(b)Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, mobile, video and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude mid-market & large business and mobile-only customer relationships.
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

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$13,672	$13,795	$41,173	$41,159

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,283	8,316	24,757	24,936
Depreciation and amortization	2,153	2,138	6,495	6,483
Other operating expenses, net	119	21	328	47
	10,555	10,475	31,580	31,466
Income from operations	3,117	3,320	9,593	9,693

Other Income (Expenses):
Interest expense, net	(1,259)	(1,301)	(3,744)	(3,926)
Other expenses, net	(131)	(163)	(330)	(333)
	(1,390)	(1,464)	(4,074)	(4,259)

Income before income taxes	1,727	1,856	5,519	5,434
Income tax benefit (expense)	(15)	3	(39)	(63)
Consolidated net income	1,712	1,859	5,480	5,371
Less: Net income attributable to noncontrolling interests	—	(1)	(1)	(2)

Net income attributable to CCO Holdings member	$1,712	$1,858	$5,479	$5,369

Revenues. Total revenues decreased $123 million during the three months ended September 30, 2025 and remained relatively constant during the nine months ended September 30, 2025 compared to the corresponding periods in 2024. The decrease during the three months ended September 30, 2025 was primarily due to lower customers and lower advertising sales, partly offset by growth in mobile lines and average revenue per customer.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Internet	$5,971	$5,872	1.7%	$17,870	$17,504	2.1%
Mobile service	954	801	19.2%	2,789	2,223	25.5%
Connectivity	6,925	6,673	3.8%	20,659	19,727	4.7%
Video	3,388	3,735	(9.3)%	10,452	11,510	(9.2)%
Voice	332	360	(7.9)%	1,034	1,084	(4.6)%
Residential revenue	10,645	10,768	(1.1)%	32,145	32,321	(0.5)%

Small business	1,086	1,096	(0.9)%	3,266	3,285	(0.6)%
Mid-market & large business	749	723	3.6%	2,227	2,152	3.5%
Commercial revenue	1,835	1,819	0.9%	5,493	5,437	1.0%

Advertising sales	356	452	(21.3)%	1,067	1,240	(14.0)%
Other	836	756	10.7%	2,468	2,161	14.2%
	$13,672	$13,795	(0.9)%	$41,173	$41,159	0.0%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2025 compared to three months ended September 30, 2024	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Increase related to rate and product mix changes	$193	$663
Decrease in average residential Internet customers	(94)	(297)
	$99	$366

The increase related to rate and product mix was primarily due to promotional rate step-ups, rate adjustments, and a favorable change in bundled revenue allocation. Residential Internet customers decreased by 445,000 customers from September 30, 2024 to September 30, 2025.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2025 compared to three months ended September 30, 2024	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Increase in average residential mobile lines	$180	$545
Increase (decrease) related to rate	(27)	21
	$153	$566

Residential mobile lines increased by 2.0 million mobile lines from September 30, 2024 to September 30, 2025.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2025 compared to three months ended September 30, 2024	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Decrease in average residential video customers	$(154)	$(713)
Decrease related to rate and product mix changes	(112)	(151)
Increase in seamless entertainment allocation	(81)	(194)
	$(347)	$(1,058)

Residential video customers decreased by 414,000 from September 30, 2024 to September 30, 2025. The decrease related to rate and product mix was primarily due to a higher mix of lower priced video packages within our video customer base and more unfavorable bundled revenue allocation, partly offset by promotional rate step-ups and video rate adjustments that pass-through programming rate increases. Seamless entertainment allocation represents programming costs netted within video revenue. The growth is due to more seamless entertainment applications and higher activations.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2025 compared to three months ended September 30, 2024	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Decrease in average residential voice customers	$(58)	$(177)
Increase related to rate adjustments	30	127
	$(28)	$(50)

Residential wireline voice customers decreased by 928,000 customers from September 30, 2024 to September 30, 2025.

The decrease in small business revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2025 compared to three months ended September 30, 2024	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Decrease in average small business customers	$(11)	$(23)
Increase related to rate and product mix changes	1	4
	$(10)	$(19)

Small business customers decreased by 25,000 from September 30, 2024 to September 30, 2025.

Mid-market & large business revenues increased $26 million and $75 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to an increase in Internet PSUs. Mid-market & large business PSUs increased 21,000 from September 30, 2024 to September 30, 2025.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues decreased $96 million and $173 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024 primarily due to a decrease in political, national and local ad revenue partly offset by higher enterprise advanced advertising.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), Rural Development Opportunity Fund (“RDOF”) subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $80 million and $307 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to higher mobile device sales.

Operating costs and expenses. The change in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2025 compared to three months ended September 30, 2024	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Programming	$(152)	$(639)
Other costs of revenue	73	312
Field and technology operations	3	48
Customer operations	(19)	(33)
Marketing and residential sales	50	194
Other	12	(61)
	$(33)	$(179)

Programming costs were approximately $2.2 billion and $2.3 billion for the three months ended September 30, 2025 and 2024, representing 26% and 28% of total operating costs and expenses, respectively, and $6.7 billion and $7.4 billion for the nine months ended September 30, 2025 and 2024, representing 27% and 30% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of fewer video customers and a higher mix of lower cost video packages within our video customer base as well as costs allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $73 million and $312 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Field and technology operations increased $3 million and $48 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to higher network utilities and pole rent expense.

Customer operations decreased $19 million during the three months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to lower bad debt expense. Customer operations decreased $33 million during the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to lower labor costs, partly offset by higher bad debt expense.

Marketing and residential sales increased $50 million and $194 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to a change in sales mix to higher cost sales channels.

Other expense increased $12 million and decreased $61 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The decrease during the nine months ended September 30, 2025 compared to the corresponding period in 2024 is primarily due to one-time favorable adjustments of $75 million.

Depreciation and amortization. Depreciation and amortization expense increased $15 million and $12 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2025 compared to three months ended September 30, 2024	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Special charges, net	$73	$59
Merger and acquisition costs	21	65
(Gain) loss on disposal of assets, net	4	157
	$98	$281

See Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense decreased by $42 million and $182 million for the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024 primarily due to a decrease in weighted average interest rates and debt.

Other expenses, net. The change in other expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2025 compared to three months ended September 30, 2024	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Loss on equity investments, net	$6	$15
Loss on financial instruments, net (see Note 6)	44	17
Gain (loss) on extinguishment of debt (see Note 4)	(28)	(37)
Net periodic pension benefit	10	8
	$32	$3

See Note 8 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax benefit (expense). We recognized income tax expense of $15 million and $39 million for the three and nine months ended September 30, 2025, respectively, and income tax benefit of $3 million and income tax expense of $63 million for the three and nine months ended September 30, 2024, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member decreased $146 million and increased $110 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which were $350 million and $1.1 billion for the three and nine months ended September 30, 2025, respectively, and $373 million and $1.1 billion for the three and nine months ended September 30, 2024, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to CCO Holdings member	$1,712	$1,858	$5,479	$5,369
Plus: Net income attributable to noncontrolling interest	—	1	1	2
Interest expense, net	1,259	1,301	3,744	3,926
Income tax (benefit) expense	15	(3)	39	63
Depreciation and amortization	2,153	2,138	6,495	6,483
Stock compensation expense	151	146	530	513
Other, net	250	184	658	380
Adjusted EBITDA	$5,540	$5,625	$16,946	$16,736

Net cash flows from operating activities	$4,483	$4,339	$12,958	$11,980
Less: Purchases of property, plant and equipment	(3,051)	(2,563)	(8,324)	(8,207)
Change in accrued expenses related to capital expenditures	192	277	239	510
Free cash flow	$1,624	$2,053	$4,873	$4,283

Liquidity and Capital Resources

Overview

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of September 30, 2025 was $95.0 billion, consisting of $12.4 billion of credit facility debt, $55.4 billion of investment grade senior secured notes and $27.3 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt and the high yield debt markets.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $1.6 billion and $4.9 billion for the three and nine months ended September 30, 2025, respectively, and $2.1 billion and $4.3 billion for the three and nine months ended September 30, 2024, respectively. See the table below for factors impacting free cash flow during the three and nine months ended September 30, 2025 compared to the corresponding prior periods. As of September 30, 2025, the amount available under our credit facilities was approximately $4.0 billion and cash on hand was approximately $235 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Communications Operating, LLC’s ("Charter Operating") revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's leverage ratio of net debt to the last twelve months Adjusted EBITDA was 4.2 times as of September 30, 2025. Charter plans to maintain a leverage ratio, pro forma for the closing of the Liberty Broadband Corporation (“Liberty Broadband”) Combination near the midpoint of its stated range of 4 to 4.5 times Adjusted EBITDA in the period leading up to the Closing, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter plans to adjust its long-term target leverage range after the Closing to 3.5 to 4.0 times Adjusted EBITDA but will still have a significant amount of debt. As Adjusted EBITDA grows, we expect to increase the total amount of our indebtedness to maintain leverage within Charter's target leverage range.

Excluding purchases from Liberty Broadband discussed below, during the three and nine months ended September 30, 2025, Charter purchased in the public market approximately 6.4 million and 10.6 million shares of Charter Class A common stock for approximately $1.8 billion and $3.4 billion, respectively, and during the three and nine months ended September 30, 2024, Charter purchased in the public market approximately 0.3 million and 2.7 million shares of Charter Class A common stock for approximately $108 million and $822 million, respectively. Since the beginning of its buyback program in September 2016 through September 30, 2025, Charter has purchased approximately 176.8 million shares of Class A common stock and Charter Holdings common units for approximately $78.0 billion, including purchases from Liberty Broadband and Advance/Newhouse Partnership (“A/N”) discussed below.

On November 12, 2024, Charter, Liberty Broadband, Fusion Merger Sub 1, LLC, a wholly owned subsidiary of Charter, and Fusion Merger Sub 2, Inc., a wholly owned subsidiary of Fusion Merger Sub 1, LLC, entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the “Merger Agreement”), pursuant to which, subject to the terms and conditions set forth therein, Charter will acquire Liberty Broadband through the merger of Fusion Merger Sub 2, Inc. with and into Liberty Broadband (the “Merger”), with Liberty Broadband surviving the Merger and becoming an indirect wholly owned subsidiary of Charter. Immediately following the Merger, Liberty Broadband, as the surviving corporation of the Merger, will merge with and into Fusion Merger Sub 1, LLC (the “Upstream Merger” and together with the Merger, the “Liberty Broadband Combination”), with Fusion Merger Sub 1, LLC surviving the Upstream Merger as a wholly owned subsidiary of Charter.

On November 12, 2024, Charter and Liberty Broadband also entered into Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement (the “Stockholders and Letter Agreement Amendment”). The Stockholders and Letter Agreement Amendment sets forth, among other things, the terms of Liberty Broadband’s participation in Charter’s share repurchases during the period between the execution of the Merger Agreement and the effective time of the Merger. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed transaction, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s exchangeable debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) the amount needed, in the reasonable judgment of Charter, to maintain an unrestricted cash balance of Liberty Broadband and its subsidiaries (other than GCI Holdings, LLC, GCI Spinco (as defined in the Merger Agreement) and their respective subsidiaries) of $50 million plus (y) the aggregate outstanding principal amount of the Liberty Broadband margin loan. The purchase price payable by Charter to Liberty Broadband in connection with such monthly repurchases will equal (i) the average price paid by Charter for shares of Charter Class A common stock repurchased during the immediately preceding calendar month (excluding shares repurchased from A/N and certain other excluded repurchases) or (ii) if Charter has not engaged in any repurchases of shares of Charter Class A common stock during the immediately preceding calendar month (other than any repurchases from A/N and certain other excluded repurchases), a purchase price based on a Bloomberg volume-weighted average price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. Liberty Broadband will apply the proceeds from any such repurchases or borrowings from Charter to repay certain of its outstanding indebtedness in accordance with the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment provides that Liberty Broadband will be exempt from the standstill restrictions and the ownership cap under the Second Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 to the extent its ownership in Charter exceeds such ownership cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. During the three and nine months ended September 30, 2025, Charter purchased from Liberty Broadband 0.9 million and 2.5 million shares of Charter Class A common stock for approximately $300 million and $900 million, respectively, and during the three and nine months ended September 30, 2024, Charter purchased from Liberty Broadband 0.4 million and 0.7 million shares of Charter Class A common stock for approximately $110 million and $226 million, respectively.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “Existing A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. In connection with the Cox Transactions, Charter, Charter Holdings and A/N entered into an amendment to the Existing A/N Repurchase Letter, dated as of May 16, 2025 (the “A/N Repurchase Letter Amendment”) which sets forth, among other things, the updated terms of A/N’s participation in Charter’s share repurchases going forward. The right to participate pro rata in repurchases on the terms and conditions set forth in the A/N Repurchase Letter Amendment is effective only from the earlier of the Closing and, in the event the Transaction Agreement is terminated in accordance with its terms, the date of such termination (such earlier date, the “Trigger Date”). Prior to the Trigger Date, the Existing A/N Letter Agreement will remain in full force and continue to govern A/N’s participation in Charter’s share repurchases, except for certain specific amendments set forth in the A/N Repurchase Letter Amendment which became effective upon execution of the A/N Repurchase Letter Amendment, including, in certain circumstances, where A/N elects not to participate in redemptions by Charter Holdings because such participation would cause A/N’s equity interest in Charter to be less than 11% prior to the Trigger Date, A/N may, subject to certain conditions, elect to receive a tax loan from Charter Holdings on the terms set forth in the A/N Repurchase Letter Amendment and in definitive documents in form and substance reasonably satisfactory to Charter and A/N. During the three and nine months ended September 30, 2025, Charter Holdings purchased from A/N 0.3 million and 1.0 million Charter Holdings common units for approximately $121 million and $373 million, respectively, and during the three and nine months ended September 30, 2024, Charter Holdings purchased from A/N 0.1 million and 0.6 million Charter Holdings common units for approximately $44 million and $185 million, respectively.

On August 4, 2025, Charter received a notice from A/N pursuant to the Existing Letter Agreement, whereby A/N notified Charter that A/N was suspending the standing share repurchase agreement between A/N and Charter (the “Suspension”). The Suspension took effect immediately after the first repurchase closing date under the Existing Letter Agreement to occur following the date of the notice. In the notice, A/N informed Charter that it intends for the Suspension to continue through the consummation of the closing of the Cox Transactions or the termination thereof, but reserved the right to end such Suspension before or after such time.

As of September 30, 2025, Charter had remaining board authority to purchase an additional $252 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

In September 2025, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.25 billion of 5.850% senior secured notes due December 2035 at a price of 99.932% of the aggregate principal amount and $750 million of 6.700% senior secured notes due December 2055 at a price of 99.832% of the aggregate principal amount. The net proceeds were used for general corporate purposes, including to repay certain indebtedness, including Charter Operating’s 6.150% senior secured notes due 2026, to fund potential buybacks of Charter Class A common stock and Charter Holdings common units, and to pay related fees and expenses.

Free Cash Flow

Free cash flow decreased $429 million and increased $590 million during the three and nine months ended September 30, 2025, respectively, compared to the corresponding prior periods in 2024 due to the following (dollars in millions):

	Three months ended September 30, 2025 compared to three months ended September 30, 2024	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Changes in working capital, mobile devices	$154	$287
Increase (decrease) in Adjusted EBITDA	(85)	210
Decrease in cash paid for interest, net	46	203
Increase in capital expenditures	(488)	(117)
Changes in working capital, excluding mobile devices	47	(51)
Other, net	(103)	58
	$(429)	$590

Other, net primarily included the payment of a litigation settlement during the nine months ended September 30, 2024 compared to the corresponding period in 2025.

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $269 million, incurred by a single-asset special purpose entity to finance construction of the first building of the Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

Our bankruptcy remote special purpose vehicle and consolidated subsidiary, CCO EIP Financing, LLC, (the “SPV Borrower”) is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”). Borrowings under the EIP Financing Facility are secured by the EIP Receivables transferred to the SPV Borrower, future collections on such EIP Receivables, and related assets consisting primarily of restricted cash. We and our other subsidiaries do not guarantee any principal or interest payable by SPV Borrower under the EIP Financing Facility and SPV Borrower is not a guarantor of the Guaranteed and Secured Debt. As of September 30, 2025, the carrying value of the EIP Financing Facility was $1.4 billion and is reflected on our consolidated balance sheets. As of September 30, 2025, pledged EIP Receivables with an unpaid principal balance of $2.0 billion, included in accounts receivable, net and other noncurrent assets, and restricted cash of $57 million, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected on our consolidated balance sheets.

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

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of September 30, 2025, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on September 30, 2025 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $235 million and $254 million in cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively. In addition, we held $57 million and $47 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Operating Activities. Net cash provided by operating activities increased $1.0 billion during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in Adjusted EBITDA, decrease in cash paid for interest and the payment of litigation settlements in 2024.

Investing Activities. Net cash used in investing activities was $8.3 billion and $8.1 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used was primarily due to an increase in capital expenditures and changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities increased $830 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in distributions to parent companies and decrease in borrowings under the EIP Financing Facility, partly offset by an increase in the amount by which borrowings of long-term debt exceeded repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $3.1 billion and $8.3 billion for the three and nine months ended September 30, 2025, respectively, and $2.6 billion and $8.2 billion for the three and nine months ended September 30, 2024, respectively.  The increase during the three and nine months ended September 30, 2025 compared to the corresponding periods in 2024 was primarily driven by timing of customer premise equipment spend, higher spend on network evolution and an increase in scalable infrastructure spend, partly offset by a decrease in line extensions. See the table below for more details.

We currently expect full year 2025 capital expenditures to total approximately $11.5 billion. The actual amount of capital expenditures in 2025 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and residential and business customer growth rates.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures increased by $239 million and $510 million for the nine months ended September 30, 2025 and 2024, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2025 and 2024. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer premise equipment (a)	$656	$400	$1,722	$1,597
Scalable infrastructure (b)	425	321	1,089	1,011
Upgrade/rebuild (c)	484	358	1,336	1,228
Support capital (d)	449	403	1,234	1,212
Capital expenditures, excluding line extensions	2,014	1,482	5,381	5,048

Subsidized rural construction line extensions	580	577	1,590	1,569
Other line extensions	457	504	1,353	1,590
Total line extensions (e)	1,037	1,081	2,943	3,159
Total capital expenditures	$3,051	$2,563	$8,324	$8,207

Of which:
Commercial services	$336	$346	$933	$1,103
Subsidized rural construction initiative (f)	$582	$581	$1,595	$1,575
Mobile	$77	$58	$189	$181

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

Recently Issued Accounting Standards

See Note 10 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” and Note 18 to the Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of recently issued accounting standards. There have been no material changes from the recently issued accounting standards described in our Form 10-K.

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

During the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The completion of the Cox Transactions is subject to a number of conditions, including, among other things, (i) the approval of the certificate amendment proposal by the affirmative vote of the holders of a majority of the aggregate voting power of the outstanding shares of Charter Class A common stock and Class B common stock, voting together as a single class; (ii) the approval of the share issuance proposal by the affirmative vote of the holders of a majority of the votes cast by the holders of Charter Class A common stock and Class B common stock, voting together as a single class; (iii) any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act, and any commitments by the parties not to close before a certain date under any timing agreement entered into with a government entity, in each case, with respect to the Cox Transactions shall have expired or been terminated (solely with respect to the obligations of the Charter parties to close, without the imposition of a burdensome condition); (iv) the receipt of certain other required regulatory approvals, including approval of the Federal Communications Commission and certain local franchise authority, state franchising and state public utility commission approvals (solely with respect to the obligations of the Charter parties to close, without the imposition of a burdensome condition); (v) the absence of any law, rule, executive order, decree, judgment, injunction or other order (whether temporary, preliminary or permanent) which makes unlawful, prohibits, delays, enjoins or otherwise prevents or restrains the completion of the Cox Transactions; (vi) each party’s representations and warranties being true and correct (subject to certain materiality and material adverse effect qualifications); (vii) the absence of a material adverse effect on each party; and (viii) each party having performed in all material respects its obligations under the Transaction Agreement.

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

We are obligated to fund $4.0 billion of cash consideration under the Transaction Agreement which we expect to fund by incurring indebtedness, and expect to assume approximately $12.4 billion of Cox Communications’ outstanding net debt and finance leases in connection with the Cox Transactions, including Cox Communications’ outstanding unsecured notes as of Closing (the “Cox Notes”). The indentures and supplemental indentures governing the Cox Notes contain certain negative covenants, including restrictions on the incurrence of secured indebtedness and indebtedness of restricted subsidiaries. If our indebtedness increases more than expected, our operating results are lower than expected, or significant financial markets disruptions occur, our cash on hand and available liquidity under our existing credit facilities may be insufficient to fund the cash portion of the consideration. Further, completion of the Cox Transactions may constitute a “change of control repurchase event” under the supplemental indentures governing certain of the Cox Notes if, in connection with the Cox Transactions, each of S&P Global Ratings, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. downgrade the credit rating of certain series of Cox Notes to a rating below “investment grade” (regardless of whether the rating prior to such downgrade was “investment grade” or below “investment grade”) prior to 60 days following consummation of a change of control (which period may be extended in certain circumstances). In such a circumstance, Charter (or one of its subsidiaries that, at the time, is the primary obligor of such series of notes) would be required to offer to repurchase each applicable holder’s Cox Notes of such series at a purchase price in cash equal to 101% of the aggregate principal amount of such series of Cox Notes repurchased, plus accrued and unpaid interest. In the event of such ratings downgrades, we may require additional debt financing to fund such repurchases, which may not be available on terms acceptable to us, or at all. A failure to make the applicable change of control offer or to pay the applicable change of control purchase price when due would result in a default in respect of the applicable series of Cox Notes and could result in a default under the terms of other indebtedness of Charter and its subsidiaries.

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

The Transaction Agreement contemplates that, at the Closing, Charter, A/N and Cox Enterprises will enter into the amended stockholders agreement, which will amend and restate in its entirety the existing stockholders agreement. If the Liberty Broadband Combination is completed, the existing stockholders agreement, which sets forth, among other things, certain of Liberty Broadband’s governance rights with respect to Charter, will terminate with respect to Liberty Broadband. The Liberty Broadband side letter further provides that Liberty Broadband will cause the three Liberty Broadband designees serving on Charter’s board of directors (the “Charter Board”) to resign effective immediately prior to the effective time of the closing of the Liberty Broadband Combination.

Based on Charter’s share count as of September 30, 2025, Charter expects that Cox Enterprises will own approximately 24.8% of the combined entity’s diluted shares outstanding, on an as-exchanged, as-converted basis and assuming the contemporaneous closing of the previously announced Liberty Broadband Combination. Pursuant to the amended stockholders agreement and the amended certificate of incorporation, the size of the Charter Board will continue to be fixed at 13 directors, and at the Closing, the directors then serving as A/N’s designees will continue to serve on the Charter Board and three designees selected by Cox Enterprises (with the prior approval of Charter (not to be unreasonably withheld)) will become members of the Charter Board. Thereafter, each of Cox Enterprises and A/N will be entitled to designate up to three nominees to be elected to the Charter Board provided that each maintains certain specified voting or equity ownership thresholds. Cox Enterprises and A/N will be required to vote (subject to the applicable voting cap) their respective shares of Charter common stock for the director nominees nominated by the nominating committee of the Charter Board, including the respective designees of Cox Enterprises and A/N, and against any other nominees, except that, with respect to the directors that were not designated by either Cox Enterprises or A/N (the “Unaffiliated Directors”), Cox Enterprises and A/N must instead vote in the same proportion as the voting securities are voted by stockholders other than Cox Enterprises and A/N or any group (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) which includes any of them are voted, if doing so would cause a different outcome with respect to the Unaffiliated Directors. Cox Enterprises and A/N also will have certain committee designation and other governance rights. Additionally, the amended stockholders agreement will provide that each of Cox Enterprises and A/N will be subject to certain limits on acquisitions of Charter shares (30% in the case of Cox Enterprises; 19% in the case of A/N). In addition, any shares owned by Cox Enterprises or A/N in excess of its applicable voting cap (30% in the case of Cox Enterprises; 15% in the case of A/N) must be voted in proportion to the public stockholders of Charter, other than with respect to certain excluded matters.

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

We have significant debt, with total principal amount of approximately $95.0 billion and a leverage ratio of 4.2 times Adjusted EBITDA as of September 30, 2025. We expect to incur additional debt in the future as Charter plans to maintain leverage near the midpoint of its stated 4.0 to 4.5 times Adjusted EBITDA target leverage range (net debt divided by the last twelve months Adjusted EBITDA) in the period leading up to the Closing and to fund the $4.0 billion of cash consideration required in the Cox Transactions using debt. Charter will also assume Cox Communications' approximately $12.4 billion of net debt and finance leases as part of the Cox Transactions. Charter plans to adjust its long-term target leverage range after Closing to 3.5 to 4.0 times Adjusted EBITDA but will still have a significant amount of debt.

Our significant amount of debt could have adverse consequences, such as to:

•impact our ability to raise additional debt capital at reasonable rates, or at all;
•make us vulnerable to interest rate increases, in part because approximately 13% of our borrowings as of September 30, 2025 were, and may continue to be, subject to variable rates of interest;
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

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 31, 2025		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: October 31, 2025		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

4.1
Indenture, dated as of July 23, 2015, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and CCO Safari II, LLC, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on July 27, 2015).

4.2
Twenty-Sixth Supplemental Indenture, dated as of September 2, 2025, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on September 2, 2025).

4.3	Form of 5.850% Senior Secured Notes due 2035 (included in Exhibit 4.2 hereto).
4.4	Form of 6.700% Senior Secured Notes due 2055 (included in Exhibit 4.2 hereto).
10.1
Employment Agreement between Charter Communications, Inc. and Richard DiGeronimo, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 5, 2025).

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
101
The following financial information from CCO Holdings, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, filed with the Securities and Exchange Commission on October 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member’s Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

E-1