Form 10-Q
period 2026-06-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2026-07-24
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of June 30, 2026: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2026

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2026. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$285	$218
Accounts receivable, less allowance for doubtful accounts of $238 and $219, respectively	3,580	3,457
Receivables from related party	—	74
Prepaid expenses and other current assets	739	780
Total current assets	4,604	4,529

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $41,770 and $41,311, respectively	47,114	45,599
Customer relationships, net of accumulated amortization of $18,078 and $17,875, respectively	238	440
Franchises	67,471	67,471
Goodwill	29,710	29,710
Total investment in cable properties, net	144,533	143,220

OTHER NONCURRENT ASSETS	4,302	4,233

Total assets	$153,439	$151,982
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$11,859	$11,643
Payables to related party	10	—
Current portion of long-term debt	999	750
Total current liabilities	12,868	12,393

LONG-TERM DEBT	92,960	94,006
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	1,596	1,447
DEFERRED INCOME TAXES	68	67
OTHER LONG-TERM LIABILITIES	3,342	3,362

MEMBER’S EQUITY:
CCO Holdings member's equity	42,580	40,682
Noncontrolling interests	25	25
Total member’s equity	42,605	40,707

Total liabilities and member’s equity	$153,439	$151,982

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES	$13,526	$13,766	$27,123	$27,501

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	8,236	8,255	16,418	16,474
Depreciation and amortization	2,189	2,169	4,393	4,342
Other operating expenses, net	51	86	66	209
	10,476	10,510	20,877	21,025
Income from operations	3,050	3,256	6,246	6,476

OTHER INCOME (EXPENSES):
Interest expense, net	(1,270)	(1,254)	(2,515)	(2,485)
Other income (expenses), net	209	(57)	79	(199)
	(1,061)	(1,311)	(2,436)	(2,684)

Income before income taxes	1,989	1,945	3,810	3,792
Income tax expense	(16)	(15)	(30)	(24)
Consolidated net income	1,973	1,930	3,780	3,768
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)
Net income attributable to CCO Holdings member	$1,973	$1,930	$3,779	$3,767

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2025	$40,682	$25	$40,707
Consolidated net income	1,806	1	1,807
Stock compensation expense	203	—	203
Contributions from parent	6	—	6
Distributions to parent	(1,097)	—	(1,097)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2026	41,600	25	41,625
Consolidated net income	1,973	—	1,973
Stock compensation expense	138	—	138
Contributions from parent	232	—	232
Distributions to parent	(1,363)	—	(1,363)
Distributions to noncontrolling interest	—	—	—
BALANCE, June 30, 2026	$42,580	$25	$42,605

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2024	$39,235	$26	$39,261
Consolidated net income	1,837	1	1,838
Stock compensation expense	222	—	222
Contributions from parent	4	—	4
Distributions to parent	(882)	—	(882)
Distributions to noncontrolling interest	—	(2)	(2)
BALANCE, March 31, 2025	40,416	25	40,441
Consolidated net income	1,930	—	1,930
Stock compensation expense	157	—	157
Contributions from parent	56	—	56
Distributions to parent	(2,474)	—	(2,474)
Distributions to noncontrolling interest	—	—	—
BALANCE, June 30, 2025	$40,085	$25	$40,110

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,780	$3,768
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	4,393	4,342
Stock compensation expense	341	379
Noncash interest, net	2	5
Deferred income taxes	1	—
Other, net	(77)	304
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(123)	(288)
Prepaid expenses and other assets	(125)	(133)
Accounts payable, accrued liabilities and other	92	116
Receivables from and payables to related party	83	(18)
Net cash flows from operating activities	8,367	8,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,713)	(5,273)
Change in accrued expenses related to capital expenditures	(162)	47
Other, net	(86)	(166)
Net cash flows from investing activities	(5,961)	(5,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	11,610	5,116
Borrowings of equipment installment plan financing facility	148	233
Repayments of long-term debt	(12,108)	(4,793)
Payments for debt issuance costs	(30)	(1)
Distributions to parent	(2,460)	(3,356)
Contributions from parent	238	60
Distributions to noncontrolling interest	(1)	(2)
Other, net	233	(192)
Net cash flows from financing activities	(2,370)	(2,935)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	36	148
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	339	301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$375	$449

CASH PAID FOR INTEREST	$2,493	$2,426

As of June 30, 2026, December 31, 2025, June 30, 2025 and December 31, 2024, cash, cash equivalents and restricted cash includes $90 million, $121 million, $43 million and $47 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets, respectively.
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

Comprehensive income equaled net income attributable to CCO Holdings member for the three and six months ended June 30, 2026 and 2025.

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

The combined entity will assume Cox Communications’ approximately $12.4 billion in outstanding net debt and finance leases.

3.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accounts payable – trade	$1,021	$995
Deferred revenue	428	422
Accrued and other current liabilities:
Programming costs	1,581	1,575
Labor	1,298	1,356
Capital expenditures	3,162	3,296
Interest	1,279	1,259
Short-term borrowings	1,155	918
Other	1,935	1,822
	$11,859	$11,643

Under a supply chain finance program, the Company has agreements with third parties that allow its participating vendors to finance payment obligations from the Company with designated third-party financial institutions who act as its paying agent. As a result, the Company has generally extended its payment terms with vendors. A participating vendor may request a participating financial institution to finance one or more of the Company's payment obligations to such vendor prior to the scheduled due date thereof priced at a discount to the original payment obligation from the Company. The Company is not required to provide collateral to the financial institutions. The Company's obligations to participating vendors, including amounts due and scheduled payment dates, are not impacted by the vendors’ decisions to finance amounts due under these financing arrangements. The Company's outstanding payment obligations to participating vendors were $725 million and $735 million as of June 30, 2026 and December 31, 2025, respectively, and are included in accounts payable - trade and accrued capital expenditures above. Cash outflows to the financial institutions are classified as cash flows from operating and investing activities.

Under a deferred payment program, the Company has agreements with third parties to pay certain invoices when due, and the Company pays the third parties at a later date, the invoice amount plus interest. The Company's outstanding payment obligation to participating vendors under the deferred payment plan was $1.2 billion and $918 million as of June 30, 2026 and

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

December 31, 2025, respectively, and is included in short-term borrowings. Cash outflows to the financial institutions are classified as cash flows from financing activities.

4.    Total Debt
A summary of our debt as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$26,734	$26,663	$24,931	$27,250	$27,197	$25,634
Senior secured notes and debentures(a)	54,658	54,886	46,451	55,418	55,658	48,030
Credit facilities(b)	12,453	12,410	12,168	11,949	11,901	11,803
	$93,845	$93,959	$83,550	$94,617	$94,756	$85,467

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $829 million and $842 million as of June 30, 2026 and December 31, 2025, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes (remeasured at $862 million and $876 million as of June 30, 2026 and December 31, 2025, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Communications Operating, LLC ("Charter Operating") credit facilities of approximately $3.7 billion as of June 30, 2026.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of June 30, 2026 and December 31, 2025 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In February 2026, CCO Holdings and CCO Holdings Capital Corp. redeemed $750 million in aggregate principal amount of the outstanding 5.500% senior notes due 2026 and $2.25 billion in aggregate principal amount of the outstanding 5.125% senior notes due 2027. The transactions resulted in a loss on extinguishment of debt of approximately $4 million during the six months ended June 30, 2026 recorded in other income (expenses), net in the consolidated statement of operations.

During the three and six months ended June 30, 2026, the Company repurchased $1.2 billion in aggregate principal amount of various series of notes under an open market repurchase program. The transactions resulted in a gain on extinguishment of debt of approximately $243 million during the three and six months ended June 30, 2026 recorded in other income (expenses), net in the consolidated statement of operations.

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

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 4.82% and 5.14% as of June 30, 2026 and December 31, 2025, respectively. The EIP Financing Facility has a final maturity date of November 3, 2029, comprised of a twelve-month revolving loan period subject to renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. SPV Borrower may borrow up to $2.0 billion under the EIP Financing Facility. As of June 30, 2026 and December 31, 2025, the carrying value of the EIP Financing Facility was $1.6 billion and $1.4 billion, respectively, and is included in the Company’s consolidated balance sheets.

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

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of June 30, 2026 and December 31, 2025, pledged EIP Receivables with an unpaid principal balance of $2.3 billion and $2.2 billion, respectively, included in accounts receivable, net and other noncurrent assets, and restricted cash of $90 million and $121 million, respectively, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

6.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $442 million and $406 million and is included in other long-term liabilities on its consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

The effect of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Change in fair value of cross-currency derivative instruments	$41	$124	$(35)	$111
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(4)	(104)	27	(156)
Gain (loss) on financial instruments, net	$37	$20	$(8)	$(45)

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

7.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Internet	$5,776	$5,969	$11,628	$11,899
Mobile service	1,095	921	2,147	1,835
Connectivity	6,871	6,890	13,775	13,734
Video	3,149	3,488	6,401	7,068
Voice	331	346	669	702
Residential revenue	10,351	10,724	20,845	21,504

Small business	1,104	1,096	2,194	2,184
Mid-market & large business	761	740	1,510	1,474
Commercial revenue	1,865	1,836	3,704	3,658

Advertising sales	416	371	774	711
Other	894	835	1,800	1,628
	$13,526	$13,766	$27,123	$27,501

As of June 30, 2026 and December 31, 2025, accounts receivable, net on the consolidated balance sheets includes approximately $1.4 billion and $1.3 billion of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $1.2 billion and $1.1 billion of noncurrent equipment installment plan receivables, respectively.

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

Operating Costs and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Programming	$2,035	$2,253	$4,123	$4,555
Other costs of revenue	1,837	1,651	3,602	3,235
Field and technology operations	1,313	1,292	2,571	2,574
Customer operations	785	777	1,551	1,549
Marketing and residential sales	927	958	1,846	1,907
Stock compensation expense (see Note 9)	138	157	341	379
Transition expenses	65	—	89	—
Other expense	1,136	1,167	2,295	2,275
	$8,236	$8,255	$16,418	$16,474

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, mobile, video and voice services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with selling advertising. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Field and technology operations costs include indirect costs incurred to manage the Company's inside and outside cable network, including labor for the non-capitalizable portion of customer installations and service and repairs. Customer operations costs include call center labor costs for customer care, billing costs, bad debt expense, and collections. Marketing and residential sales costs represent the costs of marketing residential and business Internet, mobile, video and voice services and costs to sell to current and potential non-bulk residential customers, including labor cost. Transition expenses represent incremental costs incurred to prepare for the integration of Cox Communications’ operations and to bring systems and processes into a uniform operating structure. See Note 2. Other expense includes corporate overhead costs, as well as certain indirect costs associated with Spectrum Business, Spectrum Reach, Spectrum Networks and Spectrum Community Solutions, including related sales expenses.

Other Operating Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Special charges, net	$43	$29	$41	$60
Merger and acquisition costs	8	43	23	44
Loss on disposal of assets, net	—	14	2	105
	$51	$86	$66	$209

Special charges, net primarily includes severance costs and net amounts of litigation settlements. Merger and acquisition costs represent costs incurred primarily in connection with the Cox Transactions, such as advisory, legal and accounting fees, among others. Loss on disposal of assets, net includes a $90 million impairment on non-strategic assets during the six months ended June 30, 2025.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss on equity investments, net	$(71)	$(77)	$(152)	$(154)
Gain (loss) on financial instruments, net (see Note 6)	37	20	(8)	(45)
Gain on extinguishment of debt, net (see Note 4)	243	—	239	—
	$209	$(57)	$79	$(199)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	52,100	39,600	2,431,100	1,447,300
Restricted stock	15,000	11,500	15,300	11,500
Restricted stock units	136,700	28,300	2,177,300	1,183,500

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of June 30, 2026, total unrecognized compensation remaining to be recognized in future periods totaled $253 million for stock options, $549 million for restricted stock units and $3 million for restricted stock and the weighted average period over which they are expected to be recognized is two years for stock options and restricted stock units and ten months for restricted stock.

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

Overview

The competitive environment continued to challenge our Internet customer growth in the second quarter of 2026 and we lost 172,000 Internet customers. Mobile lines grew by 406,000 while video customer losses improved versus the prior year period driven by improvements to our product offerings with customers finding value in bundling our seamless connectivity and entertainment products. Our core strategy is to deliver great products, at a great value, while continuously improving service. We remain focused on improving customer results through the power of our advanced fiber-powered network and cutting-edge connectivity products and services, and our simplified pricing and packaging strategy that better utilizes our seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Our

Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. We have completed deals with major programmers to deliver better flexibility and greater value to our customers by including seamless entertainment applications with certain of our Spectrum TV packages at no additional cost. We offer the sale of these seamless entertainment applications to customers on an à la carte basis, and through our digital storefront, the Spectrum App Store, customers can easily activate, upgrade, buy and manage their streaming applications in one place. We also continue to develop other elements of our video product and are deploying Xumo stream boxes to new video customers.

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

We currently offer Spectrum Internet products with speeds up to 1 Gbps across our entire footprint and multi-gigabit data speeds in a portion of our footprint. Our network evolution initiative remains on track to deliver symmetrical and multi-gigabit speeds across our entire footprint with convergence everywhere we operate. We spent $391 million and $818 million on our subsidized rural construction initiative during the three and six months ended June 30, 2026, respectively, and activated approximately 127,000 and 216,000 subsidized rural passings, respectively.

We realized revenue, Adjusted EBITDA and income from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Revenues	$13,526	$13,766	(1.7)%	$27,123	$27,501	(1.4)%
Adjusted EBITDA	$5,428	$5,668	(4.2)%	$11,046	$11,406	(3.2)%
Income from operations	$3,050	$3,256	(6.3)%	$6,246	$6,476	(3.5)%

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

Total revenues decreased $240 million and $378 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to a higher seamless entertainment allocation and fewer customer relationships, partly offset by mobile line growth. Adjusted EBITDA decreased $240 million and $360 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to lower revenue and higher transition expenses incurred as we prepare to integrate Cox Communications. Income from operations was further impacted by a decrease in merger and acquisition costs.

The following table summarizes our customer statistics for connectivity, Internet, mobile, video and voice as of June 30, 2026 and 2025 (in thousands except per customer data and footnotes).

	Approximate as of
	June 30,
	2026 (a)	2025 (a)
Customer Relationships (b)
Residential	29,276	29,819
Small Business	2,223	2,241
Total Customer Relationships	31,499	32,060

Monthly Residential Revenue per Residential Customer (c)	$117.52	$119.70
Monthly Small Business Revenue per Small Business Customer (d)	$165.27	$162.91

Connectivity (e)
Residential	28,306	28,705
Small Business	2,069	2,076
Total Connectivity Customers	30,375	30,781

Internet
Residential	27,358	27,868
Small Business	2,030	2,040
Total Internet Customers	29,388	29,908

Mobile Lines (f)
Residential	12,099	10,502
Small Business	441	354
Total Mobile Lines	12,540	10,856

Video (g)
Residential	12,010	12,087
Small Business	514	544
Total Video Customers	12,524	12,631

Voice
Residential	4,494	5,161
Small Business	1,200	1,225
Total Voice Customers	5,694	6,386

Mid-Market & Large Business Primary Service Units ("PSUs") (h)	364	350

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of June 30, 2026 and 2025, customers include approximately 84,000 and 99,400 customers, respectively, whose accounts were over 60 days past due, approximately 10,100 and 11,600 customers, respectively, whose accounts were over 90 days past due and approximately 13,400 and 18,900 customers, respectively, whose accounts were over 120 days past due.
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

Based on our quantitative impairment analysis during the fourth quarter of 2025, the fair value of our franchise intangibles exceeded the carrying value by more than 10% in each unit of accounting. Considering the decline in Charter’s stock price during the quarter ending June 30, 2026, we continue to monitor factors that could impact the fair value of our franchises and goodwill. We do not view this recent decline as representing a fundamental change in the long-term results of our business. However, if the lower stock price persists, we may need to evaluate whether this market perception represents a sustained decline in the market value of our business and perform a quantitative impairment assessment to determine any potential impact on the carrying value of our franchises and goodwill.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$13,526	$13,766	$27,123	$27,501

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	8,236	8,255	16,418	16,474
Depreciation and amortization	2,189	2,169	4,393	4,342
Other operating expenses, net	51	86	66	209
	10,476	10,510	20,877	21,025
Income from operations	3,050	3,256	6,246	6,476

Other Income (Expenses):
Interest expense, net	(1,270)	(1,254)	(2,515)	(2,485)
Other income (expenses), net	209	(57)	79	(199)
	(1,061)	(1,311)	(2,436)	(2,684)

Income before income taxes	1,989	1,945	3,810	3,792
Income tax expense	(16)	(15)	(30)	(24)
Consolidated net income	1,973	1,930	3,780	3,768
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)

Net income attributable to CCO Holdings member	$1,973	$1,930	$3,779	$3,767

Revenues. Total revenues decreased $240 million and $378 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The decrease was primarily due to a higher seamless entertainment allocation and lower customer relationships, partly offset by mobile line growth.

Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Internet	$5,776	$5,969	(3.2)%	$11,628	$11,899	(2.3)%
Mobile service	1,095	921	18.9%	2,147	1,835	17.0%
Connectivity	6,871	6,890	(0.3)%	13,775	13,734	0.3%
Video	3,149	3,488	(9.7)%	6,401	7,068	(9.4)%
Voice	331	346	(4.5)%	669	702	(4.7)%
Residential revenue	10,351	10,724	(3.5)%	20,845	21,504	(3.1)%

Small business	1,104	1,096	0.7%	2,194	2,184	0.4%
Mid-market & large business	761	740	2.8%	1,510	1,474	2.4%
Commercial revenue	1,865	1,836	1.5%	3,704	3,658	1.2%

Advertising sales	416	371	12.3%	774	711	9.0%
Other	894	835	7.1%	1,800	1,628	10.6%
	$13,526	$13,766	(1.7)%	$27,123	$27,501	(1.4)%

The decrease in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2026 compared to three months ended June 30, 2025	Six months ended June 30, 2026 compared to six months ended June 30, 2025
Decrease in average residential Internet customers	$(104)	$(191)
Decrease related to rate	(89)	(80)
	$(193)	$(271)

Residential Internet customers decreased by 510,000 customers from June 30, 2025 to June 30, 2026.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2026 compared to three months ended June 30, 2025	Six months ended June 30, 2026 compared to six months ended June 30, 2025
Increase in average residential mobile lines	$147	$311
Increase related to rate	27	1
	$174	$312

Residential mobile lines increased by approximately 1.6 million mobile lines from June 30, 2025 to June 30, 2026.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2026 compared to three months ended June 30, 2025	Six months ended June 30, 2026 compared to six months ended June 30, 2025
Increase in seamless entertainment allocation	$(184)	$(355)
Decrease related to rate and product mix changes	(124)	(227)
Decrease in average residential video customers	(31)	(85)
	$(339)	$(667)

Seamless entertainment allocation represents costs allocated to programmer streaming applications and netted within video revenue. The increase in seamless entertainment allocation is due to growth in seamless entertainment applications and higher activations. The decrease related to rate and product mix was primarily due to a higher mix of lower priced video packages within our video customer base and more unfavorable bundled revenue allocation, partly offset by promotional rate step-ups and video rate adjustments that pass-through programming rate increases. Residential video customers decreased by 77,000 from June 30, 2025 to June 30, 2026.

The decrease in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2026 compared to three months ended June 30, 2025	Six months ended June 30, 2026 compared to six months ended June 30, 2025
Decrease in average residential voice customers	$(45)	$(94)
Increase related to rate adjustments	30	61
	$(15)	$(33)

Residential wireline voice customers decreased by 667,000 customers from June 30, 2025 to June 30, 2026.

The increase in small business revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2026 compared to three months ended June 30, 2025	Six months ended June 30, 2026 compared to six months ended June 30, 2025
Increase related to rate and product mix changes	$16	$25
Decrease in average small business customers	(8)	(15)
	$8	$10

Small business customers decreased by 18,000 from June 30, 2025 to June 30, 2026.

Mid-market & large business revenues increased $21 million and $36 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to an increase in Internet PSUs. Mid-market & large business PSUs increased 14,000 from June 30, 2025 to June 30, 2026.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $45 million and $63 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025 primarily due to an increase in political and streaming advertising revenue, partly offset by a decrease in linear advertising revenue.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $59 million and $172 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to higher mobile device sales, partly offset by a one-time $45 million benefit in the prior year period.

Operating costs and expenses. The decrease in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended June 30, 2026 compared to three months ended June 30, 2025	Six months ended June 30, 2026 compared to six months ended June 30, 2025
Programming	$(218)	$(432)
Other costs of revenue	186	367
Field and technology operations	21	(3)
Customer operations	8	2
Marketing and residential sales	(31)	(61)
Transition expenses	65	89
Other	(50)	(18)
	$(19)	$(56)

Programming costs were approximately $2.0 billion and $2.3 billion for the three months ended June 30, 2026 and 2025, representing 25% and 27% of total operating costs and expenses, respectively, and $4.1 billion and $4.6 billion for the six months ended June 30, 2026 and 2025, representing 25% and 28% of total operating costs and expenses, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased as a result of a $184 million and $355 million increase in costs allocated to seamless entertainment applications and netted within video revenue during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025 as well as a higher mix of lower cost video packages within our video customer base and fewer video customers, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $186 million and $367 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to higher mobile device sales and mobile service direct costs due to an increase in mobile lines as well as higher advertising sales costs given higher political revenue.

Transition expenses represent incremental costs incurred to prepare for the integration of Cox Communications’ operations and to bring systems and processes into a uniform operating structure.

Depreciation and amortization. Depreciation and amortization expense increased $20 million and $51 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to an increase in depreciation as a result of more recent capital expenditures, partly offset by certain assets becoming fully depreciated.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2026 compared to three months ended June 30, 2025	Six months ended June 30, 2026 compared to six months ended June 30, 2025
Special charges, net	$14	$(19)
Merger and acquisition costs	(35)	(21)
Loss on disposal of assets, net	(14)	(103)
	$(35)	$(143)

See Note 8 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $16 million and $30 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to an increase in weighted average debt.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

	Three months ended June 30, 2026 compared to three months ended June 30, 2025	Six months ended June 30, 2026 compared to six months ended June 30, 2025
Loss on equity investments, net	$6	$2
Gain (loss) on financial instruments, net (see Note 6)	17	37
Gain on extinguishment of debt, net (see Note 4)	243	239
	$266	$278

See Note 8 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $16 million and $30 million for the three and six months ended June 30, 2026, respectively, and $15 million and $24 million for the three and six months ended June 30, 2025, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income attributable to CCO Holdings member. Net income attributable to CCO Holdings member increased $43 million and $12 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025 primarily as a result of the factors described above.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees which were $336 million and $702 million for the three and six months ended June 30, 2026, respectively, and $366 million and $732 million for the three and six months ended June 30, 2025, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to CCO Holdings member	$1,973	$1,930	$3,779	$3,767
Plus: Net income attributable to noncontrolling interest	—	—	1	1
Interest expense, net	1,270	1,254	2,515	2,485
Income tax expense	16	15	30	24
Depreciation and amortization	2,189	2,169	4,393	4,342
Stock compensation expense	138	157	341	379
Other, net	(158)	143	(13)	408
Adjusted EBITDA	$5,428	$5,668	$11,046	$11,406

Net cash flows from operating activities	$4,016	$4,184	$8,367	$8,475
Less: Purchases of property, plant and equipment	(2,858)	(2,874)	(5,713)	(5,273)
Change in accrued expenses related to capital expenditures	(85)	320	(162)	47
Free cash flow	$1,073	$1,630	$2,492	$3,249

Liquidity and Capital Resources

Overview

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of June 30, 2026 was $93.8 billion, consisting of $12.5 billion of credit facility debt, $54.7 billion of investment grade senior secured notes and $26.7 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt and the high yield debt markets.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $1.1 billion and $2.5 billion for the three and six months ended June 30, 2026, respectively, and $1.6 billion and $3.2 billion for the three and six months ended June 30, 2025, respectively. See the table below for factors impacting free cash flow during the three and six months ended June 30, 2026 compared to the corresponding prior periods. As of June 30, 2026, the amount available under our credit facilities was approximately $3.7 billion and cash on hand was approximately $285 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender and exchange offers or redemption provisions. In the second quarter of 2026, we executed an open market repurchase program and retired $1.2 billion in aggregate principal amount of various series of notes during the three and six months ended June 30, 2026. We are also required to fund approximately $4.2 billion of cash purchase price at the closing of the Cox Transactions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Communications Operating, LLC’s ("Charter Operating") revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases and dividends. Charter's leverage ratio of net debt to the last twelve months Adjusted EBITDA was 4.18 times as of June 30, 2026. Charter plans to maintain a leverage ratio, pro forma for the closing of the Liberty Broadband Corporation (“Liberty Broadband”) Combination near the midpoint of its stated range of 4.0 to 4.5 times Adjusted EBITDA in the period leading up to the Closing, and up to 3.5 times Adjusted EBITDA at the Charter Operating first lien level. Charter plans to adjust its long-term target leverage after the Closing to 3.5 times Adjusted EBITDA. We currently expect to decrease the total amount of our indebtedness to achieve Charter’s target leverage.

Excluding purchases from Liberty Broadband discussed below, during the three and six months ended June 30, 2026, Charter purchased in the public market approximately 2.1 million and 5.5 million shares of Charter Class A common stock, respectively, for approximately $433 million and $1.2 billion, respectively, and during the three and six months ended June 30, 2025, Charter purchased in the public market approximately 3.0 million and 4.2 million shares of Charter Class A common stock, respectively, for approximately $1.1 billion and $1.6 billion, respectively. Since the beginning of its buyback program in September 2016 through June 30, 2026, Charter has purchased approximately 188.0 million shares of Class A common stock and Charter Holdings common units for approximately $80.6 billion, including purchases from Liberty Broadband and Advance/Newhouse Partnership (“A/N”) discussed below.

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

On November 12, 2024, Charter and Liberty Broadband also entered into Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement (the “Stockholders and Letter Agreement Amendment”). The Stockholders and Letter Agreement Amendment sets forth, among other things, the terms of Liberty Broadband’s participation in Charter’s share repurchases during the period between the execution of the Merger Agreement and the effective time of the Merger. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed transaction, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s exchangeable debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) the amount needed, in the reasonable judgment of Charter, to maintain an unrestricted cash balance of Liberty Broadband and its subsidiaries (other than GCI Holdings, LLC, GCI Spinco (as defined in the Merger Agreement) and their respective subsidiaries) of $50 million plus (y) the aggregate outstanding principal amount of the Liberty Broadband margin loan. The purchase price payable by Charter to Liberty Broadband in connection with such monthly repurchases will equal (i) the average price paid by Charter for shares of Charter Class A common stock repurchased during the immediately preceding calendar month (excluding shares repurchased from A/N and certain other excluded repurchases) or (ii) if Charter has not engaged in any repurchases of shares of Charter Class A common stock during the immediately preceding calendar month (other than any repurchases from A/N and certain other excluded repurchases), a purchase price based on a Bloomberg volume-weighted average price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. Liberty Broadband will apply the proceeds from any such repurchases or borrowings from Charter to repay certain of its outstanding indebtedness in accordance with the Stockholders and Letter Agreement Amendment. The Stockholders and Letter Agreement Amendment provides that Liberty Broadband will be exempt from the standstill restrictions and the ownership cap under the Second Amended and Restated Stockholders Agreement among Charter, Liberty Broadband and A/N, dated as of May 23, 2015 to the extent its ownership in Charter exceeds such ownership cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. During the three and six months ended June 30, 2026, Charter purchased from Liberty Broadband 1.9 million and 2.8 million shares of Charter Class A common stock, respectively, for approximately $405 million and $595 million, respectively, and during the three and six months ended June 30, 2025, Charter purchased from Liberty Broadband 0.8 million and 1.6 million shares of Charter Class A common stock, respectively, for approximately $300 million and $600 million, respectively. Additionally, pursuant to the Merger Agreement and Stockholders and Letter Agreement Amendment, in May 2026, Charter advanced a term loan to Liberty Broadband in the aggregate principal amount of approximately $359 million.

In December 2016, Charter and A/N entered into a letter agreement, as amended in December 2017 (the “Existing A/N Letter Agreement”), that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. In connection with the Cox Transactions, Charter, Charter Holdings and A/N entered into an amendment to the Existing A/N Repurchase Letter, dated as of May 16, 2025 (the “A/N Repurchase Letter Amendment”) which sets forth, among other things, the updated terms of A/N’s participation in Charter’s share repurchases going forward. The right to participate pro rata in repurchases on the terms and conditions set forth in the A/N Repurchase Letter Amendment is effective only from the earlier of the Closing and, in the event the Transaction Agreement is terminated in accordance with its terms, the date of such termination (such earlier date, the “Trigger Date”). Prior to the Trigger Date, the Existing A/N Letter Agreement will remain in full force and continue to govern A/N’s participation in Charter’s share repurchases, except for certain specific amendments set forth in the A/N Repurchase Letter Amendment which became effective upon execution of the A/N Repurchase Letter Amendment, including, in certain circumstances, where A/N elects not to participate in redemptions by Charter Holdings because such participation would cause A/N’s equity interest in Charter to be less than 11% prior to the Trigger Date, A/N may, subject to certain conditions, elect to receive a tax loan from Charter Holdings on the terms set forth in the A/N Repurchase Letter Amendment and in definitive documents in form and substance reasonably satisfactory to Charter and A/N. During the three and six months ended June 30, 2025, Charter Holdings purchased from A/N 0.6 million and 0.7 million Charter Holdings common units for approximately $232 million and $252 million, respectively. Charter Holdings did not purchase any Charter Holdings common units from A/N during the three and six months ended June 30, 2026.

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

As of June 30, 2026, Charter had remaining board authority to purchase an additional $365 million of Charter’s Class A common stock and/or Charter Holdings common units, excluding purchases from Liberty Broadband. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow decreased $557 million and $757 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding prior periods in 2025 due to the following (dollars in millions):

	Three months ended June 30, 2026 compared to three months ended June 30, 2025	Six months ended June 30, 2026 compared to six months ended June 30, 2025
Decrease in Adjusted EBITDA	$(240)	$(360)
Decrease (increase) in capital expenditures	16	(440)
Decrease in cash paid for taxes, net	(1)	(9)
Decrease (increase) in cash paid for interest, net	2	(65)
Changes in working capital, excluding mobile devices	(276)	105
Changes in working capital, mobile devices	(79)	(28)
Other, net	21	40
	$(557)	$(757)

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

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $256 million, incurred by a single-asset special purpose entity to finance construction of the first building of the Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

Our bankruptcy remote special purpose vehicle and consolidated subsidiary, CCO EIP Financing, LLC, (the “SPV Borrower”) is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”). Borrowings under the EIP Financing Facility are secured by the EIP Receivables transferred to the SPV Borrower, future collections on such EIP Receivables, and related assets consisting primarily of restricted cash. We and our other subsidiaries do not guarantee any principal or interest payable by SPV Borrower under the EIP Financing Facility and SPV Borrower is not a guarantor of the Guaranteed and Secured Debt. As of June 30, 2026, the carrying value of the EIP Financing Facility was $1.6 billion and is reflected on our consolidated balance sheets. As of June 30, 2026, pledged EIP Receivables with an unpaid principal balance of $2.3 billion, included in accounts receivable, net and other noncurrent assets, and restricted cash of $90 million, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected on our consolidated balance sheets.

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

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of June 30, 2026, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on June 30, 2026 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $285 million and $218 million in cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively. In addition, we held $90 million and $121 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Operating Activities. Net cash provided by operating activities decreased $108 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to lower Adjusted EBITDA, partly offset by favorable changes in working capital.

Investing Activities. Net cash used in investing activities was $6.0 billion and $5.4 billion for the six months ended June 30, 2026 and 2025, respectively. The increase in cash used was primarily due to an increase in capital expenditures and changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities decreased $565 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a decrease in distributions to parent companies and an increase in short-term borrowings under our deferred payment program, partly offset by an increase in the amount by which repayments of long-term debt exceeded borrowings.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $2.9 billion and $5.7 billion for the three and six months ended June 30, 2026, respectively, and $2.9 billion and $5.3 billion for the three and six months ended June 30, 2025, respectively.  The increase in capital expenditures during the six months ended June 30, 2026 compared to the corresponding period in 2025 was primarily driven by higher spend on network evolution and an increase in customer premise equipment, partly offset by a decrease in line extensions. See the table below for more details.

We currently expect full year 2026 capital expenditures, excluding impacts from the Cox Transactions, to total approximately $11.4 billion. The actual amount of capital expenditures in 2026 will depend on a number of factors including, but not limited to, the pace of our network evolution and expansion initiatives, supply chain timing and residential and business growth rates.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures decreased by $162 million and increased by $47 million for the six months ended June 30, 2026 and 2025, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and six months ended June 30, 2026 and 2025. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer premise equipment (a)	$654	$593	$1,322	$1,066
Scalable infrastructure (b)	336	371	646	664
Upgrade/rebuild (c)	657	457	1,332	852
Support capital (d)	481	425	871	785
Capital expenditures, excluding line extensions	2,128	1,846	4,171	3,367

Subsidized rural construction line extensions	390	543	816	1,010
Other line extensions	340	485	726	896
Total line extensions (e)	730	1,028	1,542	1,906
Total capital expenditures	$2,858	$2,874	$5,713	$5,273

Of which:
Commercial services	$293	$324	$579	$597
Subsidized rural construction initiative (f)	$391	$545	$818	$1,013
Mobile	$70	$59	$129	$112
Transition (g)	$34	$—	$37	$—

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

(g)Transition represents incremental capital costs incurred to prepare for the integration of Cox Communications’ operations and to bring systems and processes into a uniform operating structure.

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

During the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 24, 2026		Executive Vice President, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: July 24, 2026		Executive Vice President, Chief Accounting Officer and Controller

S-1

Exhibit Index

Exhibit	Description

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

10.4
Third Amendment to Charter Communications, Inc. 2019 Stock Incentive Plan, dated as of April 21, 2026 (incorporated by reference to Appendix B to the Proxy Statement for the Charter Communications, Inc. 2026 Annual Meeting of Stockholders filed March 12, 2026).

10.5
Employment Agreement, dated as of May 15, 2026, between Charter Communications, Inc. and Jamal Haughton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on May 19, 2026).

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
101
The following financial information from CCO Holdings, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, filed with the Securities and Exchange Commission on July 24, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member’s Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*    Filed herewith

E-1