Form 10-Q
period 2026-09-30
CCO HOLDINGS LLC; CCO HOLDINGS CAPITAL CORP
filed 2026-11-06
CIK 1271833, 1271834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Number of shares of common stock of CCO Holdings Capital Corporation outstanding as of September 30, 2026: 1

CCO HOLDINGS, LLC
CCO HOLDINGS CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2026

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2026. The United States Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, “CCO Holdings,” “we,” “us” and “our” refer to CCO Holdings, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations as reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in Part I, Item 1A of our most recent Form 10-K filed with the SEC and in Part II, Item 1A of this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “future,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases,” “grow,” “focused on” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report on Form 10-Q, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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
•our ability to achieve the cost synergies and growth opportunities contemplated by the Cox Transactions;
•our ability to promptly, efficiently and effectively integrate acquired operations;
•changes in our or legacy Cox Communications operations' businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;
•disruption in our business relationships as a result of the Cox Transactions; and
•the increase in indebtedness as a result of the Cox Transactions and the Liberty Broadband Transaction, which will increase interest expense and may decrease our operating flexibility.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$338	$218
Accounts receivable, less allowance for doubtful accounts of $244 and $219, respectively	4,270	3,457
Receivables from related party	—	74
Prepaid expenses and other current assets	938	780
Total current assets	5,546	4,529

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $42,403 and $41,311, respectively	61,938	45,599
Customer relationships, net of accumulated amortization of $18,324 and $17,875, respectively	6,091	440
Franchises	67,915	67,471
Goodwill	29,748	29,710
Total investment in cable properties, net	165,692	143,220

OTHER NONCURRENT ASSETS	5,093	4,233

Total assets	$176,331	$151,982
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued and other current liabilities	$13,755	$11,643
Payables to related party	18	—
Current portion of long-term debt	1,990	750
Total current liabilities	15,763	12,393

LONG-TERM DEBT	105,062	94,006
EQUIPMENT INSTALLMENT PLAN FINANCING FACILITY	1,696	1,447
DEFERRED INCOME TAXES	71	67
OTHER LONG-TERM LIABILITIES	4,411	3,362

MEMBER’S EQUITY:
CCO Holdings member's equity	49,302	40,682
Noncontrolling interests	26	25
Total member’s equity	49,328	40,707

Total liabilities and member’s equity	$176,331	$151,982
The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES	$14,922	$13,672	$42,045	$41,173

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	9,176	8,283	25,594	24,757
Depreciation and amortization	2,614	2,153	7,007	6,495
Impairment of franchises	6,326	—	6,326	—
Other operating expenses, net	345	119	411	328
	18,461	10,555	39,338	31,580
Income (loss) from operations	(3,539)	3,117	2,707	9,593

OTHER INCOME (EXPENSES):
Interest expense, net	(1,331)	(1,259)	(3,846)	(3,744)
Other income (expenses), net	1,376	(131)	1,455	(330)
	45	(1,390)	(2,391)	(4,074)

Income (loss) before income taxes	(3,494)	1,727	316	5,519
Income tax expense	(18)	(15)	(48)	(39)
Consolidated net income (loss)	(3,512)	1,712	268	5,480
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(1)
Net income (loss) attributable to CCO Holdings member	$(3,513)	$1,712	$266	$5,479

The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)
Unaudited

	CCO Holdings Member’s Equity	Noncontrolling Interests	Total Member’s Equity
BALANCE, December 31, 2025	$40,682	$25	$40,707
Consolidated net income	1,806	1	1,807
Stock compensation expense	203	—	203
Contributions from parent	6	—	6
Distributions to parent	(1,097)	—	(1,097)
Distributions to noncontrolling interest	—	(1)	(1)
BALANCE, March 31, 2026	41,600	25	41,625
Consolidated net income	1,973	—	1,973
Stock compensation expense	138	—	138
Contributions from parent	232	—	232
Distributions to parent	(1,363)	—	(1,363)
BALANCE, June 30, 2026	42,580	25	42,605
Consolidated net income (loss)	(3,513)	1	(3,512)
Stock compensation expense	177	—	177
Contribution of net assets acquired by parent in the Cox Transactions	15,635	—	15,635
Contributions from parent	35	—	35
Distributions to parent	(5,612)	—	(5,612)
BALANCE, September 30, 2026	$49,302	$26	$49,328

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$268	$5,480
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	7,007	6,495
Impairment of franchises	6,326	—
(Gain) loss on extinguishment of debt	(1,630)	28
Stock compensation expense	518	530
Noncash interest, net	20	7
Deferred income taxes	4	1
Other, net	184	426
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(149)	(332)
Prepaid expenses and other assets	(191)	(181)
Accounts payable, accrued liabilities and other	392	558
Receivables from and payables to related party	157	(54)
Net cash flows from operating activities	12,906	12,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,726)	(8,324)
Change in accrued expenses related to capital expenditures	(488)	239
Other, net	(121)	(213)
Net cash flows from investing activities	(9,335)	(8,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	25,010	12,019
Borrowings of equipment installment plan financing facility	247	292
Repayments of long-term debt	(21,149)	(10,921)
Payments for debt issuance costs	(83)	(17)
Distributions to parent	(8,072)	(5,888)
Contributions from parent	273	68
Distributions to noncontrolling interest	(1)	(2)
Other, net	246	(220)
Net cash flows from financing activities	(3,529)	(4,669)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	42	(9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	339	301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$381	$292

CASH PAID FOR INTEREST	$3,781	$3,590

As of September 30, 2026, December 31, 2025, September 30, 2025 and December 31, 2024, cash, cash equivalents and restricted cash includes $43 million, $121 million, $57 million and $47 million of restricted cash included in prepaid expenses and other current assets in the consolidated balance sheets, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.    Organization and Basis of Presentation

Organization

CCO Holdings, LLC (together with its subsidiaries, “CCO Holdings,” or the “Company”), through its Spectrum brand, is the leading Internet and video provider in the nation and the fastest growing mobile company in its footprint. CCO Holdings is a holding company whose principal assets are the equity interests in its operating subsidiaries. CCO Holdings is a direct subsidiary of CCH I Holdings, LLC, which is an indirect subsidiary of Charter Communications, Inc. (“Charter”), Charter Communications Holdings, LLC (“Charter Holdings”) and Spectrum Management Holding Company, LLC (“Spectrum Management”). All of the outstanding capital stock of CCO Holdings Capital Corp. is owned by CCO Holdings. The consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside. At the closing of the Cox Transactions (as defined below), the limited liability company agreement of Charter Holdings was amended and restated by and among Charter, Advance/Newhouse Partnership (“A/N”), Cox Communications Equity Holdings, Inc. (“Cox Equity Holdings”), a wholly owned subsidiary of Cox Enterprises, Inc. (“Cox Enterprises”), and the other parties thereto. All significant intercompany accounts and transactions among consolidated entities have been eliminated. Charter, Charter Holdings and Spectrum Management have performed financing, cash management, treasury and other services for CCO Holdings on a centralized basis. Changes in member’s equity in the consolidated balance sheets related to these activities have been considered cash receipts (contributions) and payments (distributions) for purposes of the consolidated statements of cash flows and are reflected in financing activities

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; valuation of property, plant and equipment, franchises, goodwill and other intangibles for purchase accounting and impairment analysis purposes; and income taxes. Actual results could differ from those estimates.

Comprehensive income equaled net income (loss) attributable to CCO Holdings member for the three and nine months ended September 30, 2026 and 2025.

2.    Cox Transactions

On August 19, 2026, the transactions contemplated by the Transaction Agreement, dated May 16, 2025, by and among Charter, Charter Holdings, and Cox Enterprises (the “Transaction Agreement”) were completed. Pursuant to the Transaction Agreement, (i) Cox Equity Holdings sold and transferred to Charter 100% of the equity interests of certain subsidiaries of Cox Communications, Inc. (“Cox Communications”) that conduct Cox Communications’ commercial fiber and managed IT and cloud services businesses (the “Equity Sale”), (ii) Cox Equity Holdings contributed the equity interests of Cox Communications and certain other assets (other than certain excluded assets) primarily related to Cox Communications’ residential cable business to Charter Holdings (the “Contribution”), and (iii) Cox Equity Holdings paid $1.00 to Charter (collectively, the “Cox Transactions”).

Pursuant to the Transaction Agreement, at the closing of the Cox Transactions:

•in consideration of the Equity Sale, Charter paid $3.5 billion in cash to Cox Equity Holdings;

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

•in consideration of the Contribution, Charter Holdings (i) paid to Cox Equity Holdings $724 million in cash and (ii) issued to Cox Equity Holdings (A) convertible preferred units of Charter Holdings with an aggregate liquidation preference of $6.0 billion, which pays a 6.875% dividend per annum, and (B) approximately 33.6 million Charter Holdings common units. The Charter Holdings convertible preferred units are convertible into Charter Holdings common units, with an initial conversion price of $477.41, subject to certain adjustments. The Charter Holdings common units are exchangeable by the holder, in certain circumstances, for cash or, at the election of Charter, Charter Class A common stock on a one-for-one basis, subject to certain adjustments; and

•in consideration of the $1.00 payment from Cox Equity Holdings to Charter, Charter issued to Cox Equity Holdings one share of the newly created Charter Class C common stock. The Charter Class C common stock is equivalent, economically, to the outstanding Charter Class A common stock and the Charter Class B common stock but has a number of votes per share that reflects the voting power of the Charter Holdings common units and the Charter Holdings convertible preferred units held by Cox Equity Holdings on an as-converted, as-exchanged basis.

The Company also assumed Cox Communications’ net debt and finance leases.

Business Combination Accounting

Substantially all of the operations acquired in the Cox Transactions were contributed down to the Company. The operating results of Cox Communications have been included in the Company's consolidated statements of operations for the period from the date of acquisition through September 30, 2026. For the three and nine months ended September 30, 2026, revenues attributable to Cox Communications since the acquisition date were $1.4 billion. Certain Cox Communications’ operations have already been integrated with the Company’s existing operations, including shared functions and infrastructure. Because these costs cannot be attributed to Cox Communications without assumptions and allocations that would not provide a meaningful measure of its results, it is impracticable to determine its earnings since the acquisition date.

Charter applied business combination accounting to the Cox Transactions. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. Fair values were preliminarily determined using income, cost and market approaches, primarily based on third-party valuations using management’s assumptions, including expected future cash flows. These inputs are largely unobservable (Level 3), except for assumed long-term debt and the Charter Holdings common units, which were valued using quoted market prices (Level 1). Property, plant and equipment was valued using the cost approach, which considers replacement cost adjusted for physical depreciation and functional and economic obsolescence. Franchise rights and customer relationships were valued using a multi-period excess earnings method, a discounted cash flow approach that isolates the cash flows attributable to each intangible asset. The weighted average life of customer relationships acquired is 7 years.

Deferred tax assets and liabilities were recorded for acquisition-date differences between book basis and tax basis, subject to the transaction structure. The Contribution was treated as a nontaxable partnership contribution, and no deferred taxes were recorded in purchase accounting as the basis difference in the partnership from the net assets contributed was associated with Cox Equity Holdings. The Equity Sale was treated as a taxable stock acquisition and the tax attributes of the Cox Communications’ subsidiaries were carried over to Charter and net deferred tax liabilities of $438 million were recorded in purchase accounting reflecting book versus tax temporary differences of these subsidiaries applying Charter’s effective tax rate. Deferred tax liabilities are recorded at Charter and not contributed down as the Company, and the majority of its indirect subsidiaries, are limited liability companies that are not subject to income tax.

At closing, Charter, Cox Equity Holdings and A/N entered into an amended tax receivables agreement, which sets forth the terms pursuant to which Charter will pay each of Cox Equity Holdings and A/N 50% of tax benefits arising from future exchanges of their common and preferred units. No tax sharing liability to Cox Equity Holdings was recorded for this contingent consideration obligation in purchase accounting since the tax benefit is dependent on uncertain future events that are outside Charter’s control. A future exchange is not based on a fixed and determinable date and the exchange is not certain to occur.

The Charter Holdings common units issued to Cox Equity Holdings, which are exchangeable into Charter Class A common stock, were measured at fair value based on the closing price of Charter Class A common stock on the acquisition date. The

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter Holdings convertible preferred units issued to Cox Equity Holdings were measured at fair value based on a binomial lattice model contemplating a 6.875% preferred cash dividend on the instrument’s $6.0 billion par value and estimated fair value of Charter Class A common stock upon conversion and exchange.

Due to the timing of the acquisition, the valuation of assets acquired and liabilities assumed have not yet been finalized, and as a result, preliminary estimates have been recorded and are subject to change. During the measurement period, the Company will continue to obtain information to assist in finalizing the fair value of net assets acquired, which may differ materially from the preliminary estimates. The tables below present the calculation of the purchase price and the preliminary allocation to the assets acquired and liabilities assumed in the Cox Transactions.

Purchase Price

Charter Holdings common units issued to Cox Equity Holdings (in millions)	33.6
Closing price per share as of August 19, 2026	$152.47
Fair value of Charter Holdings common units issued to Cox Equity Holdings	$5,121
Fair value of Charter Holdings convertible preferred units issued to Cox Equity Holdings	5,852
Cash paid to Cox Equity Holdings	4,224
Total purchase price	$15,197

Preliminary Allocation of Purchase Price

Cash and cash equivalents	$66
Other current assets	927
Property, plant and equipment	14,175
Customer relationships	6,100
Franchises	6,770
Goodwill	38
Other noncurrent assets	726
Current liabilities	(1,893)
Long-term debt (includes current portion of long-term debt of $2.0 billion)	(10,165)
Deferred income taxes	(438)
Other long-term liabilities	(1,109)
$15,197

In connection with the Cox Transactions, Charter contributed down to the Company the net assets and liabilities of Cox Communications except for the deferred tax liabilities of Charter, as noted above.

Selected Pro Forma Financial Information

The following unaudited pro forma financial information of the Company is based on the historical consolidated financial statements of CCO Holdings and Cox Communications and is intended to provide information about how the acquisition of Cox Communications and related financing may have affected the Company's historical consolidated financial statements if they had closed as of January 1, 2025. The pro forma financial information below is based on available information and assumptions that the Company believes are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what the Company's financial condition or results of

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

operations would have been had the transactions described above occurred on the date indicated. The pro forma financial information also should not be considered representative of the Company's future financial condition or results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$16,505	$16,764	$49,720	$50,615
Net income (loss) attributable to CCO Holdings member	$(3,451)	$1,857	$757	$5,880

3.    Franchises and Goodwill

During the third quarter of 2026, the Company determined that the sustained decline in Charter’s stock price was a triggering event requiring an interim quantitative impairment analysis of its indefinite-lived franchises and goodwill as of July 31, 2026. Franchises represent the future economic benefits of the right to solicit and service potential new customers, and the right to deploy and market new services to those potential customers. For purposes of the franchise impairment analysis, the Company's franchises are aggregated into two essentially inseparable units of accounting, which generally represent geographical clustering of the Company's cable systems into groups by which such systems are managed.

The Company estimated the fair value of its franchises using a discounted cash flow income approach called multi-period excess earnings method. Under this method, the Company isolates discrete cash flows attributable to franchises from Charter’s enterprise cash flows, after deducting charges representing the required returns on contributory assets, and discounts the resulting cash flows to present value using current market participant assumptions. Significant assumptions used in the analysis include projected enterprise cash flows, the portion of those cash flows attributable to Charter’s franchises based upon customer growth and attrition, and discount rates. The determination of fair value also required significant judgment regarding the fair value of property, plant and equipment and the associated contributory asset charges. Changes in these assumptions could materially impact the amount of excess earnings attributed to the franchises and the resulting estimate of fair value.

The decline in the estimated fair value of the Company’s franchises resulted from revised financial projections reflecting lower estimated future cash flows. The reduced estimated future cash flows reflect lower estimates for future customer and revenue growth, given recent results and market perception of risk, and higher values attributable to the replacement cost of fixed assets given global market inflationary pressure for certain network components.

Immediately prior to the franchise impairment, the Company’s two franchise units of accounting had an aggregate carrying amount of approximately $67.5 billion. The Company recorded a pre-tax non-cash franchise impairment charge of $6.3 billion related to one franchise unit of accounting during the three and nine months ended September 30, 2026 which is included in impairment of franchises in the consolidated statements of operations. The impaired franchises were measured at fair value on a nonrecurring basis and were classified within Level 3 of the fair value hierarchy because the measurements used significant unobservable inputs.

In connection with the quantitative impairment analysis performed on goodwill as of July 31, 2026, and after giving effect to the franchise impairment discussed above, the Company concluded that the fair value of its reporting unit exceeded its carrying amount and no goodwill impairment was recorded.

The July 31, 2026 impairment analyses were performed before the Company completed the Cox Transactions on August 19, 2026 and did not include assets acquired in those transactions.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

4.    Accounts Payable, Accrued and Other Current Liabilities

Accounts payable, accrued and other current liabilities consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accounts payable – trade	$1,286	$995
Deferred revenue	667	422
Accrued and other current liabilities:
Programming costs	1,825	1,575
Labor	1,698	1,356
Capital expenditures	3,041	3,296
Interest	1,452	1,259
Short-term borrowings	1,180	918
Other	2,606	1,822
	$13,755	$11,643

Under a supply chain finance program, the Company has agreements with third parties that allow its participating vendors to finance payment obligations from the Company with designated third-party financial institutions who act as its paying agent. As a result, the Company has generally extended its payment terms with vendors. A participating vendor may request a participating financial institution to finance one or more of the Company's payment obligations to such vendor prior to the scheduled due date thereof priced at a discount to the original payment obligation from the Company. The Company is not required to provide collateral to the financial institutions. The Company's obligations to participating vendors, including amounts due and scheduled payment dates, are not impacted by the vendors’ decisions to finance amounts due under these financing arrangements. The Company's outstanding payment obligations to participating vendors were $608 million and $735 million as of September 30, 2026 and December 31, 2025, respectively, and are included in accounts payable - trade and accrued capital expenditures above. Cash outflows to the financial institutions are classified as cash flows from operating and investing activities.

Under a deferred payment program, the Company has agreements with third parties to pay certain invoices when due, and the Company pays the third parties at a later date, the invoice amount plus interest. The Company's outstanding payment obligation to participating vendors under the deferred payment plan was $1.2 billion and $918 million as of September 30, 2026 and December 31, 2025, respectively, and is included in short-term borrowings. Cash outflows to the financial institutions are classified as cash flows from financing activities.

5.    Total Debt
A summary of our debt as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior unsecured notes	$26,734	$26,667	$23,936	$27,250	$27,197	$25,634
Senior secured notes and debentures(a)	68,150	66,736	55,573	55,418	55,658	48,030
Credit facilities(b)	13,690	13,649	13,113	11,949	11,901	11,803
	$108,574	$107,052	$92,622	$94,617	$94,756	$85,467

(a)Includes the Company's £625 million fixed-rate British pound sterling denominated notes (the “Sterling Notes”) (remeasured at $829 million and $842 million as of September 30, 2026 and December 31, 2025, respectively, using the exchange rate at the respective dates) and the Company's £650 million aggregate principal amount of Sterling Notes

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

(remeasured at $863 million and $876 million as of September 30, 2026 and December 31, 2025, respectively, using the exchange rate at the respective dates).
(b)The Company has availability under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities of approximately $2.4 billion as of September 30, 2026.

The estimated fair value of the Company’s senior unsecured and secured notes and debentures as of September 30, 2026 and December 31, 2025 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

In February 2026, CCO Holdings and CCO Holdings Capital Corp. redeemed $750 million in aggregate principal amount of the outstanding 5.500% senior notes due 2026 and $2.25 billion in aggregate principal amount of the outstanding 5.125% senior notes due 2027. The transactions resulted in a loss on extinguishment of debt of approximately $4 million during the nine months ended September 30, 2026 recorded in other income (expenses), net in the consolidated statement of operations.

In August 2026, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.75 billion of 6.050% senior secured notes due February 2032 at a price of 99.839% of the aggregate principal amount, $1.0 billion of 6.600% senior secured notes due February 2034 at a price of 99.896% of the aggregate principal amount, $1.0 billion of 6.950% senior secured notes due August 2036 at a price of 99.937% of the aggregate principal amount and $1.0 billion of 7.850% senior secured notes due August 2056 at a price of 99.921% of the aggregate principal amount. The net proceeds were used to pay the cash consideration for the Cox Transactions and for general corporate purposes, including to repay certain indebtedness and to pay related fees and expenses.

In August 2026, Charter Operating, Charter Communications Operating Capital Corp. and Time Warner Cable, LLC (“TWC, LLC”) exchanged approximately $5.5 billion in aggregate principal amount of various series of senior secured notes for a combination of $622 million in cash and approximately $1.7 billion of 7.087% senior secured notes due September 2038 issued at par and approximately $1.7 billion of 7.337% senior secured notes due September 2041 issued at par. The transactions resulted in a gain on extinguishment of debt of approximately $1.4 billion during the three and nine months ended September 30, 2026 recorded in other income (expenses), net in the consolidated statement of operations.

During the nine months ended September 30, 2026, the Company repurchased $1.2 billion in aggregate principal amount of various series of notes under an open market repurchase program. The transactions resulted in a gain on extinguishment of debt of approximately $243 million during the nine months ended September 30, 2026 recorded in other income (expenses), net in the consolidated statement of operations.

Assumed Cox Communications Indebtedness

The Company assumed approximately $11.8 billion in aggregate principal amount of Cox Communications’ senior secured notes with varying maturities. The Company applied business combination accounting to Cox Communications, and as a result, the debt assumed was adjusted to fair value using quoted market values as of the closing date. This fair value adjustment resulted in recognition of a net debt discount of approximately $1.7 billion. The quoted market value of a debt instrument is lower than the principal amount of debt when the market interest rates are higher than the stated interest rate of the debt. The debt discount is amortized to interest expense over the remaining life of the applicable debt.

In September 2026, $1.0 billion of Cox Communications debt was redeemed at maturity. No gain or loss was recorded on the debt redemption at maturity.

Cox Communications Notes

As a result of the Cox Transactions, the Cox Communications senior notes and debentures are guaranteed by CCO Holdings, Charter Operating and substantially all of the subsidiaries of Charter Operating (other than Cox Communications) and rank equally with the liens on the collateral securing obligations under the Company’s senior secured notes and credit facilities. Interest on each series of Cox Communications senior notes and debentures is payable semi-annually in arrears.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Cox Communications indenture contains customary covenants relating to restrictions on the ability of Cox Communications or any of its restricted subsidiaries to incur liens securing indebtedness for borrowed money and on the ability of Cox Communications to consolidate, merge or convey or transfer substantially all of its assets. The Cox Communications indentures also contain customary events of default.

The Cox Communications senior notes and debentures may be redeemed in whole or in part at any time at Cox Communications’ option at a redemption price equal to the greater of (i) all of the applicable principal amount being redeemed and (ii) the sum of the present values of the remaining scheduled payments on the applicable Cox Communications senior notes discounted to the redemption date on a semi-annual basis, at a comparable government bond rate plus a designated number of basis points as further described in the indenture and the applicable note or supplemental indenture, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

6.    Equipment Installment Plan Financing Facility
CCO EIP Financing, LLC (the “SPV Borrower”), a bankruptcy remote special purpose vehicle and consolidated subsidiary of the Company, is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”).

The revolving credit facility under the EIP Financing Facility bears interest on the outstanding borrowings based on lenders’ cost of funds plus an applicable margin and was 4.86% and 5.14% as of September 30, 2026 and December 31, 2025, respectively. The EIP Financing Facility has a final maturity date of November 3, 2030, comprised of a twelve-month revolving loan period subject to renewal, and if not renewed, cash flows on EIP Receivables are applied to amortize the loan which may occur over a period of up to three years. SPV Borrower may borrow up to $2.6 billion under the EIP Financing Facility. As of September 30, 2026 and December 31, 2025, the carrying value of the EIP Financing Facility was $1.7 billion and $1.4 billion, respectively, and is included in the Company’s consolidated balance sheets.

The SPV Borrower’s sole business consists of the purchase or acceptance through capital contributions of the EIP Receivables from Spectrum Mobile Equipment, LLC (the sole direct parent entity of SPV Borrower that originates the EIP Receivables) and the subsequent retransfer of or granting of a security interest in such EIP Receivables to the administrative agent under the EIP Financing Facility. The SPV Borrower is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPV Borrower’s assets prior to any assets or value in the SPV Borrower becoming available to the SPV Borrower’s equity holders, and the assets of the SPV Borrower are not available to pay creditors of any other affiliate of the Company.

The EIP Financing Facility is accounted for on a consolidated basis as a secured borrowing. As of September 30, 2026 and December 31, 2025, pledged EIP Receivables with an unpaid principal balance of $2.4 billion and $2.2 billion, respectively, included in accounts receivable, net and other noncurrent assets, and restricted cash of $43 million and $121 million, respectively, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected in the Company’s consolidated balance sheets. Receipts from mobile customers related to the underlying EIP Receivables are reflected as cash flows from operating activities and borrowings and repayments under the EIP Financing Facility are reflected as cash flows from financing activities in the Company’s consolidated statements of cash flows.

7.     Accounting for Derivative Instruments and Hedging Activities

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of the Company's cross-currency derivatives, which are classified within Level 2 of the valuation hierarchy, was $387 million and $406 million and is included in other long-term liabilities on its consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The effects of financial instruments are recorded in other income (expenses), net in the consolidated statements of operations and consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in fair value of cross-currency derivative instruments	$54	$(72)	$19	$39
Foreign currency remeasurement of Sterling Notes to U.S. dollars	(1)	37	26	(119)
Gain (loss) on financial instruments, net	$53	$(35)	$45	$(80)

8.    Revenues

The Company’s revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Internet	$6,395	$5,971	$18,023	$17,870
Mobile service	1,134	954	3,281	2,789
Connectivity	7,529	6,925	21,304	20,659
Video	3,292	3,389	9,693	10,457
Voice	340	332	1,009	1,034
Residential revenue	11,161	10,646	32,006	32,150

Legacy Charter small business	1,090	1,088	3,284	3,272
Legacy Charter mid-market & large business	762	747	2,272	2,221
Legacy Cox Communications business	397	—	397	—
Commercial revenue	2,249	1,835	5,953	5,493

Advertising sales	460	356	1,234	1,067
Other	1,052	835	2,852	2,463
	$14,922	$13,672	$42,045	$41,173

As of September 30, 2026 and December 31, 2025, accounts receivable, net on the consolidated balance sheets includes approximately $1.4 billion and $1.3 billion of current equipment installment plan receivables, respectively, and other noncurrent assets includes approximately $1.3 billion and $1.1 billion of noncurrent equipment installment plan receivables, respectively.

9.     Segment Reporting

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

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

As a single reportable segment entity, the Company’s segment performance measure is net income attributable to Charter shareholders. See Note 8 for a description of the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, are presented below.

Operating Costs and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Programming	$2,129	$2,184	$6,252	$6,739
Other costs of revenue	2,108	1,677	5,710	4,912
Field and technology operations	1,520	1,329	4,091	3,903
Customer operations	824	798	2,375	2,347
Marketing and residential sales	1,034	976	2,880	2,883
Stock compensation expense (see Note 10)	177	151	518	530
Transition expenses	76	4	165	4
Other expense	1,308	1,164	3,603	3,439
	$9,176	$8,283	$25,594	$24,757

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand and pay-per-view programming. Other costs of revenue include costs directly related to providing Internet, mobile, video and voice services including mobile device costs, payments to franchise and regulatory authorities, payments for sports, local and news content produced by the Company and direct costs associated with the Company’s commercial and advertising businesses. Also included in other costs of revenue are content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games, which are recorded as games are exhibited over the contract period. Field and technology operations costs include indirect costs incurred to manage the Company's inside and outside cable network, including labor for the non-capitalizable portion of customer installations and service and repairs. Customer operations costs include call center labor costs for customer care, billing costs, bad debt expense, and collections. Marketing and residential sales costs represent the costs of marketing residential and business Internet, mobile, video and voice services and costs to sell to current and potential non-bulk residential customers, including labor cost. Transition expenses represent incremental costs incurred for the integration of Cox Communications’ operations and to bring systems and processes into a uniform operating structure. Other expense includes corporate overhead costs, as well as certain indirect costs associated with commercial, advertising sales, networks and multi-dwelling units, including related sales expenses.

Other Operating Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring costs	$149	$87	$152	$142
Special charges, net	31	(8)	69	(3)
Merger and acquisition costs	158	21	181	65
Loss on sale or retirement of assets, net	7	19	9	124
	$345	$119	$411	$328

Restructuring costs primarily represents employee termination costs, lease termination costs and other exit costs related to organization restructuring. Special charges, net primarily includes net amounts of litigation settlements. Merger and

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

acquisition costs represent costs incurred primarily in connection with the Cox Transactions, such as advisory, legal and other transaction costs. Loss on sale or retirement of assets, net includes a $90 million impairment on non-strategic assets during the nine months ended September 30, 2025.

Other Income (Expenses), Net

Other income (expenses), net consist of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss on equity investments, net	$(75)	$(80)	$(227)	$(234)
Gain (loss) on financial instruments, net (see Note 7)	53	(35)	45	(80)
Gain (loss) on extinguishment of debt, net (see Note 5)	1,391	(28)	1,630	(28)
Net periodic pension benefit	7	12	7	12
	$1,376	$(131)	$1,455	$(330)

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

Charter granted the following equity awards for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	4,177,800	35,300	6,608,900	1,482,600
Restricted stock	5,300	—	20,600	11,500
Restricted stock units	3,652,800	21,600	5,830,100	1,205,100

Stock options and restricted stock units generally cliff vest three years from the date of grant. Certain stock options and restricted stock units vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date and restricted stock units have no voting rights. Restricted stock generally vests one year from the date of grant.

As of September 30, 2026, total unrecognized compensation remaining to be recognized in future periods totaled $428 million for stock options, $956 million for restricted stock units and $3 million for restricted stock and the weighted average period over which they are expected to be recognized is two years for stock options and restricted stock units and seven months for restricted stock.

11.    Related Party Transactions

On August 19, 2026, the transactions contemplated by the Agreement and Plan of Merger, dated November 12, 2024, by and among Charter, Liberty Broadband, Fusion Merger Sub 1, LLC, a wholly owned subsidiary of Charter, and Fusion Merger Sub 2, Inc., a wholly owned subsidiary of Fusion Merger Sub 1, LLC, were completed (the “Liberty Broadband Transaction”).

CCO HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Upon closing of the Cox Transactions and Liberty Broadband Transaction, certain additional related agreements were entered into as follows:

•the Third Amended and Restated Stockholders Agreement (the “Amended Stockholders Agreement”), by and among Charter, Cox Enterprises, Cox Equity Holdings and A/N, which amends and restates the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, A/N and Liberty Broadband;
•a letter agreement, by and among Charter, Charter Holdings and Cox Enterprises, regarding Cox Enterprises’ participation in share repurchases by Charter;
•a letter agreement, by and among Charter, Charter Holdings and A/N, regarding A/N’s participation in share repurchases by Charter;
•the Second Amended and Restated Limited Liability Company Agreement of Charter Holdings, by and among Charter, Cox Equity Holdings, A/N and the other parties thereto, which amends and restates the Amended and Restated Limited Liability Company Agreement of Charter Holdings, dated as of May 18, 2016, by and among Charter, Charter Holdings, A/N and the other parties thereto;
•the Amended and Restated Tax Receivables Agreement, by and among Charter, Cox Equity Holdings, A/N and the other parties thereto, which amends and restates the Tax Receivables Agreement, dated as of May 18, 2016, by and among Charter, A/N and the other parties thereto;
•the Amended and Restated Exchange Agreement, by and among Charter, Cox Enterprises, Cox Equity Holdings, A/N and the other parties thereto, which amends and restates the Exchange Agreement, dated as of May 18, 2016, by and among Charter, A/N and the other parties thereto; and
•the Amended and Restated Registration Rights Agreement, by and among Charter, Cox Enterprises, Cox Equity Holdings and A/N, which amends and restates the Registration Rights Agreement, dated as of May 18, 2016, by and among Charter, A/N, Liberty Broadband and the other parties thereto.

Pursuant to the Amended Stockholders Agreement, the size of the board of directors of Charter (the “Board”) is thirteen directors. Each of Cox Enterprises and A/N are entitled to designate up to three nominees to be elected to the Board, provided that each maintains certain specified voting or equity ownership thresholds. Upon closing of the Cox Transactions and Liberty Broadband Transaction, the Liberty Broadband director designees resigned from the Board, A/N’s director designees continued to serve on the Board and Cox Enterprises’ three designees were appointed to the Board. Cox Enterprises and A/N also have certain committee designation rights, subject to applicable stock exchange rules and certain specified voting or equity ownership thresholds, and other governance rights. Additionally, the Amended Stockholders Agreement provides that each of Cox Enterprises and A/N are subject to certain limits on acquisitions of equity securities of Charter (30% in the case of Cox Enterprises; 19% in the case of A/N). In addition, any shares owned by Cox Enterprises or A/N in excess of its applicable voting cap (30% in the case of Cox Enterprises; 15% in the case of A/N) must be voted in proportion to the public stockholders of Charter, other than with respect to certain specified matters. Pursuant to the Amended Stockholders Agreement, each of Cox Enterprises and A/N are subject to certain standstill provisions and are not permitted to form a group, within the meaning of Regulation 13D, with each other or otherwise have arrangements or understandings concerning Charter except as otherwise permitted by the Amended Stockholders Agreement. Pursuant to the Amended Stockholders Agreement, each of Cox Enterprises and A/N are entitled to preemptive rights to maintain their respective percentage equity ownership of Charter in certain specified circumstances and to the extent that each maintains certain specified thresholds of equity ownership in Charter. Each of Cox Enterprises and A/N are subject to certain restrictions on their ability to sell, transfer or dispose of their Charter securities. The rights of each of Cox Enterprises and A/N under the Amended Stockholders Agreement will generally terminate as such party falls below certain equity ownership thresholds, subject to certain grace periods during which such party can return its ownership or voting interest to the applicable threshold.

Pursuant to the Amended Stockholders Agreement, (i) Alexander C. Taylor, Chairman and Chief Executive Officer of Cox Enterprises, serves as the Chairman of the Board for an initial three-year term from the closing of the Cox Transactions (unless Mr. Taylor ceases to serve as a member of the Board prior thereto) and (ii) the lead independent director of the Board is Eric L. Zinterhofer. Following Mr. Taylor’s term as Chairman, the Board will return to its normal annual process. Additionally, following Mr. Taylor’s term as Chairman, Christopher L. Winfrey, the Chief Executive Officer of Charter, will serve as Chairman of the Board; provided that if Mr. Winfrey is no longer a member of the Board or is unwilling to serve as Chairman, then Mr. Zinterhofer instead will serve as Chairman (subject to his continued membership on the Board and willingness to serve).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

CCO Holdings, LLC (“CCO Holdings”), through its Spectrum brand, is the leading Internet and video provider in the nation and the fastest growing mobile company in our footprint, with services available to more than 70 million homes and businesses across 45 states.

CCO Holdings is a holding company whose principal assets are the equity interests in its operating subsidiaries. CCO Holdings is a direct subsidiary of CCH I Holdings, LLC, which is an indirect subsidiary of Charter Communications, Inc. (“Charter”), Charter Communications Holdings, LLC (“Charter Holdings”) and Spectrum Management Holding Company, LLC. All of the outstanding capital stock of CCO Holdings Capital Corp. is owned by CCO Holdings. The consolidated financial statements include the accounts of CCO Holdings and all of its subsidiaries where the underlying operations reside. At the closing of the Cox Transactions (as defined below), the limited liability company agreement of Charter Holdings was amended and restated by and among Charter, Advance/Newhouse Partnership (“A/N”), Cox Communications Equity Holdings, Inc. (“Cox Equity Holdings”), a wholly owned subsidiary of Cox Enterprises, Inc. (“Cox Enterprises”), and the other parties thereto. All significant intercompany accounts and transactions among consolidated entities have been eliminated

The Cox Transactions

On August 19, 2026, the transactions contemplated by the Transaction Agreement, dated May 16, 2025, by and among Charter, Charter Holdings, and Cox Enterprises were completed (the “Cox Transactions”). In the Cox Transactions, Charter acquired Cox Communications, Inc.'s (“Cox Communications”) residential cable business, which was contributed to Charter Holdings in exchange for Charter Holdings common units, Charter Holdings convertible preferred units and cash, and Cox Communications' commercial fiber and managed IT and cloud services businesses, which Charter purchased for cash. Cox Equity Holdings received a noncontrolling interest in Charter Holdings and one share of a new class of Charter voting stock. See Note 2 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Liberty Broadband Transaction

On August 19, 2026, the transactions contemplated by the Agreement and Plan of Merger, dated November 12, 2024, by and among Charter, Liberty Broadband Corporation (“Liberty Broadband”), Fusion Merger Sub 1, LLC, a wholly owned subsidiary of Charter, and Fusion Merger Sub 2, Inc., a wholly owned subsidiary of Fusion Merger Sub 1, LLC, were completed (the “Liberty Broadband Transaction”).

Overview

With the closing of the Cox Transactions, we added approximately 5.4 million residential customers becoming the nation’s leading Internet and video provider, passing more than 70 million homes and businesses across the United States. In September 2026, we began offering the full suite of Spectrum residential and small business products across the Cox Communications footprint.

The competitive environment continued to challenge our Internet customer growth in the third quarter of 2026 with legacy Charter losing 156,000 Internet customers. Legacy Charter mobile lines grew by 440,000, and video customer losses improved compared to the prior year period, reflecting improvements to our video product offering.

In November 2026, we announced a new operating model focused on returning to growth, principally by winning more Internet customers, and becoming a simpler and more efficient organization.

To return to growth, we are reformulating our consumer proposition and go-to-market approach to increase Internet connects through simpler, more transparent offers, modified sales channel capabilities and the layering of mobile and video into our Internet offerings. We also intend to reduce churn through reconfigured promotional and retail offers and a more disciplined focus on the drivers of customer service calls, including continued investment in technology. We seek to maintain or increase average revenue per customer at connect and over the course of the customer relationship while returning to customer growth.

To become more efficient, we are redesigning how we operate our business to reduce complexity and focusing resources on activities that contribute most directly to growth. In addition to the more than $1 billion of annualized run-rate operating expense synergies we anticipate from the Cox Transactions, we are targeting an additional $2 billion of annualized run-rate operating expense savings over the next 18 months. We expect the savings to come primarily from eliminating projects that do not contribute to Internet growth, reducing management layers and obtaining better speed, quality and pricing from a more focused and narrowed set of vendors. We cannot provide assurance that we will achieve these synergies or savings in the amounts or timing we expect, or at all.

We currently offer Spectrum Internet speeds up to 1 Gbps across our entire footprint and multi-gigabit speeds in a portion of our footprint. Our network evolution initiative is designed to deliver symmetrical and multi-gigabit speeds across our entire footprint with convergence everywhere we operate. We spent $292 million and $1.1 billion on our subsidized rural construction initiative during the three and nine months ended September 30, 2026, respectively, and activated approximately 116,000 and 332,000 subsidized rural passings, respectively.

We realized revenue, Adjusted EBITDA and income (loss) from operations during the periods presented as follows (in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Revenues	$14,922	$13,672	9.1%	$42,045	$41,173	2.1%
Adjusted EBITDA	$5,923	$5,540	6.9%	$16,969	$16,946	0.1%
Income (loss) from operations	$(3,539)	$3,117	(213.5)%	$2,707	$9,593	(71.8)%

Adjusted EBITDA is defined as net income (loss) attributable to CCO Holdings member plus net income attributable to noncontrolling interest, interest expense, net, income taxes, depreciation and amortization, impairment of franchises, stock compensation expense, other income (expenses), net and other operating (income) expenses, net, such as restructuring costs, special charges, merger and acquisition costs and (gain) loss on sale or retirement of assets. See “Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.

Total revenues increased $1.3 billion and $872 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions which increased revenues by $1.4 billion. Excluding the Cox Transactions, total revenues decreased $118 million and $496 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to a higher seamless entertainment allocation and lower customer relationships, partly offset by mobile line growth.

Adjusted EBITDA increased $383 million and $23 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions. Excluding the Cox Transactions, Adjusted EBITDA decreased primarily due to lower legacy Charter revenue and higher transition expenses incurred as we integrate Cox Communications. Income (loss) from operations was further impacted by an impairment on franchises, higher depreciation and amortization and merger and acquisition costs incurred in connection with the closing of the Cox Transactions.

The following table summarizes our customer statistics for connectivity, Internet, mobile, video and voice as of September 30, 2026 and 2025 (in thousands except per customer data and footnotes).

	Approximate as of
	September 30,
	2026 (a)	2025 (a)
Customer Relationships (b)
Residential	34,476	29,734
Small Business (c)	2,215	2,239
Total Customer Relationships	36,691	31,973

Monthly Residential Revenue per Residential Customer (d)	$117.12	$119.16
Monthly Small Business Revenue per Small Business Customer (c)(e)	$163.74	$161.97

Connectivity (f)
Residential	33,294	28,658
Small Business (c)	2,064	2,077
Total Connectivity Customers	35,358	30,735

Internet
Residential	32,289	27,760
Small Business (c)	2,025	2,039
Total Internet Customers	34,314	29,799

Mobile Lines (g)
Residential	12,992	10,964
Small Business (c)	460	374
Total Mobile Lines	13,452	11,338

Video (h)
Residential	13,298	12,023
Small Business (c)	503	538
Total Video Customers	13,801	12,561

Voice
Residential	4,952	4,967
Small Business (c)	1,191	1,219
Total Voice Customers	6,143	6,186

After giving effect to the Cox Transactions described above, residential customer statistics would have been the following as of September 30, 2025 (in thousands):

Customer Relationships (b)	35,419
Connectivity (f)	34,084
Internet	33,173
Mobile Lines (g)	11,282
Video (h)	13,519
Voice	5,730

(a)We calculate the aging of customer accounts based on the monthly billing cycle for each account in accordance with our collection policies. On that basis, as of September 30, 2026 and 2025, customers include approximately 101,800 and 87,100 customers, respectively, whose accounts were over 60 days past due, approximately 11,700 and 10,500 customers, respectively, whose accounts were over 90 days past due and approximately 17,700 and 13,200 customers, respectively, whose accounts were over 120 days past due. Past due accounts as of September 30, 2025 are for legacy Charter only.
(b)Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, mobile, video and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude legacy Charter mid-market & large business customer relationships and legacy Cox Communications business customers.
(c)Small business customer statistics reflect data for legacy Charter customers only.
(d)Monthly residential revenue per residential customer is calculated as legacy Charter total residential quarterly revenue divided by three divided by legacy Charter average residential customer relationships during the respective quarter.
(e)Monthly small business revenue per small business customer is calculated as total small business quarterly revenue divided by three divided by average small business customer relationships during the respective quarter.
(f)Connectivity customers represent all customers receiving our Internet and/or mobile connectivity services.
(g)Mobile lines include phones and tablets which require one of our standard rate plans (e.g., "Unlimited" or "By the Gig"). Mobile lines exclude wearables and other devices that do not require standard phone rate plans.
(h)Video customers only include customers that purchase traditional or streaming linear video packages and exclude customers that only purchase streaming applications.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K. There have been no material changes to the critical accounting policies and estimates described in our Form 10-K, except as set forth below.

Valuation and impairment of franchises and goodwill

During the third quarter of 2026, we determined that the sustained decline in Charter’s stock price was a triggering event requiring an interim quantitative impairment analysis of our franchises and goodwill as of July 31, 2026. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Fair value was estimated using unobservable inputs that require significant judgment. The most significant are the projected enterprise cash flows, the portion of those cash flows attributable to franchises based upon customer growth and attrition, and discount rates. Projected cash flows reflect assumptions about customer growth and attrition, pricing, programming and other operating costs, and capital investment requirements and are generally consistent with market assumptions and analyst consensus. The discount rate is based on a market participant's weighted average cost of capital. The determination of fair value also required significant judgment regarding the fair value of property, plant and equipment and the associated contributory asset charges. Changes in these assumptions could materially impact the amount of excess earnings attributed to the franchises and the resulting estimate of fair value.

We tested legacy Charter’s two franchise units of accounting and recorded a pre-tax non-cash franchise impairment charge of $6.3 billion related to one franchise unit of accounting. The franchise impairment reflects both the impact of updated financial projections with reduced estimated future cash flows reflecting lower estimates for future customer and revenue growth, given recent results and market perception of risk, and higher values attributable to the replacement cost of fixed assets given global market inflationary pressure for certain network components. Also, in connection with the quantitative analysis performed, we concluded that the fair value of the other franchise unit of accounting exceeded its carrying amount by approximately 8% and no impairment was recorded. The impairment analysis is sensitive to changes in discount rates. Holding all other assumptions constant, a 50-basis point increase in the discount rate would result in the fair value of the franchise unit that was not impaired approximating its carrying amount, while increasing the impairment charge recorded for the other franchise unit by approximately $1.9 billion.

In connection with the quantitative analysis performed on goodwill as of July 31, 2026, and after giving effect to the franchise impairment discussed above, we concluded that the fair value of our reporting unit substantially exceeded our carrying value and no impairment was recorded.

We considered Charter’s market capitalization and other available market information when evaluating the reasonableness of our fair value conclusions. We may record additional impairments in future periods should estimated future cash flows decline, discount rates increase or Charter’s stock price continues to decline, indicating fair values may have fallen below carrying values. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates, which could materially impact the determination of fair value or impairment, or both.

Business Combinations

We applied business combination accounting to the Cox Transactions, which closed on August 19, 2026. Due to the timing of the acquisition, the valuation of the assets acquired and liabilities assumed has not yet been finalized. The final amounts could differ materially from the preliminary estimates, and any adjustments would change depreciation and amortization expense in future periods. Any necessary adjustments from our preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they were completed at the acquisition date.

The most significant judgments are the fair values assigned to franchises and to customer relationships and the allocation between them, because franchises are not amortized while customer relationships are amortized over their estimated useful lives. Critical estimates used in valuing these assets include the amount and timing of expected future cash flows, the cash flows attributable to the franchises based upon customer growth and attrition rates, useful lives and discount rates. Critical estimates are also used in determining the fair value of property, plant and equipment including replacement cost estimates, asset economic life, as well as functional or economic obsolescence. We also estimated the fair value of the equity consideration issued, comprised of Charter Holdings common units measured by reference to the closing price of Charter Class A common stock on the acquisition date and Charter Holdings convertible preferred units measured using a binomial lattice model.

Because the franchises acquired in the Cox Transactions were recorded at fair value as of the acquisition date, their carrying values approximate fair value and would be exposed to impairment upon any subsequent decline in estimated fair value. See “Valuation and impairment of franchises and goodwill” above.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$14,922	$13,672	$42,045	$41,173

Costs and Expenses:
Operating costs and expenses (exclusive of items shown separately below)	9,176	8,283	25,594	24,757
Depreciation and amortization	2,614	2,153	7,007	6,495
Impairment of franchises	6,326	—	6,326	—
Other operating expenses, net	345	119	411	328
	18,461	10,555	39,338	31,580
Income (loss) from operations	(3,539)	3,117	2,707	9,593

Other Income (Expenses):
Interest expense, net	(1,331)	(1,259)	(3,846)	(3,744)
Other income (expenses), net	1,376	(131)	1,455	(330)
	45	(1,390)	(2,391)	(4,074)

Income (loss) before income taxes	(3,494)	1,727	316	5,519
Income tax expense	(18)	(15)	(48)	(39)
Consolidated net income (loss)	(3,512)	1,712	268	5,480
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(1)

Net income (loss) attributable to CCO Holdings member	$(3,513)	$1,712	$266	$5,479

Revenues. Total revenues increased $1.3 billion and $872 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 due to the Cox Transactions which increased revenues by $1.4 billion. Excluding the Cox Transactions, total revenues decreased $118 million and $496 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to a higher seamless entertainment allocation and lower customer relationships, partly offset by mobile line growth.
Revenues by service offering were as follows (dollars in millions; all percentages are calculated using whole numbers; minor differences may exist due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Internet	$6,395	$5,971	7.1%	$18,023	$17,870	0.9%
Mobile service	1,134	954	18.9%	3,281	2,789	17.6%
Connectivity	7,529	6,925	8.7%	21,304	20,659	3.1%
Video	3,292	3,389	(2.9)%	9,693	10,457	(7.3)%
Voice	340	332	2.6%	1,009	1,034	(2.4)%
Residential revenue	11,161	10,646	4.8%	32,006	32,150	(0.4)%

Legacy Charter small business	1,090	1,088	0.1%	3,284	3,272	0.3%
Legacy Charter mid-market & large business	762	747	2.1%	2,272	2,221	2.3%
Legacy Cox Communications business	397	—	n/a	397	—	n/a
Commercial revenue	2,249	1,835	22.6%	5,953	5,493	8.4%

Advertising sales	460	356	29.2%	1,234	1,067	15.7%
Other	1,052	835	26.0%	2,852	2,463	15.8%
	$14,922	$13,672	9.1%	$42,045	$41,173	2.1%

The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Cox Transactions	$602	$602
Decrease in average residential legacy Charter Internet customers	(114)	(305)
Decrease related to rate	(64)	(144)
	$424	$153

Residential Internet customers increased by 4.5 million customers from September 30, 2025 to September 30, 2026. Excluding customers acquired in the Cox Transactions, residential Internet customers decreased by 553,000.

The increase in mobile service revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Cox Transactions	$16	$16
Increase in average residential legacy Charter mobile lines	141	452
Increase related to rate	23	24
	$180	$492

Residential mobile lines increased by approximately 2.0 million mobile lines from September 30, 2025 to September 30, 2026. Excluding customers acquired in the Cox Transactions, residential mobile lines increased by 1.6 million.

Video revenues consist primarily of revenues from video services provided to our residential customers, as well as franchise fees, equipment service fees and video installation revenue. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Cox Transactions	$257	$257
Increase in seamless entertainment allocation	(178)	(533)
Decrease related to rate and product mix changes	(160)	(387)
Decrease in average residential legacy Charter video customers	(16)	(101)
	$(97)	$(764)

Seamless entertainment allocation represents costs allocated to programmer streaming applications and netted within video revenue. The increase in seamless entertainment allocation is due to growth in seamless entertainment applications and higher activations. The decrease related to rate and product mix was primarily due to a more unfavorable bundled revenue allocation and higher mix of lower priced video packages within our video customer base, partly offset by promotional rate step-ups and video rate adjustments that pass-through programming rate increases. Residential video customers increased by 1.3 million from September 30, 2025 to September 30, 2026. Excluding customers acquired in the Cox Transactions, residential video customers decreased by 40,000.

The change in voice revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Cox Transactions	$27	$27
Decrease in average residential legacy Charter voice customers	(43)	(137)
Increase related to rate adjustments	24	85
	$8	$(25)

Residential wireline voice customers decreased by 15,000 customers from September 30, 2025 to September 30, 2026. Excluding customers acquired in the Cox Transactions, residential wireline voice customers decreased by 650,000.

The increase in legacy Charter small business revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Increase related to rate and product mix changes	$12	$37
Decrease in average small business customers	(10)	(25)
	$2	$12

Small business customers decreased by 24,000 from September 30, 2025 to September 30, 2026.

Legacy Charter mid-market & large business revenues increased $15 million and $51 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to an increase in Internet primary service units. Mid-market & large business primary service units increased 14,000 from September 30, 2025 to September 30, 2026.

Cox Communications business revenues represent legacy Cox Communications commercial revenue.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors, as well as local cable and advertising on regional sports and news channels. Advertising sales revenues increased $104 million and $167 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025 primarily due to an increase in political and streaming advertising revenue, partly offset by a decrease in linear advertising revenue. The Cox Transactions increased advertising sales revenues by $28 million during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Other revenues consist of revenue from mobile and video device sales, processing fees, regional sports and news channels (excluding intercompany charges or advertising sales on those channels), subsidy revenue, home shopping, wire maintenance fees and other miscellaneous revenues. Other revenues increased $217 million and $389 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to higher mobile device sales, partly offset by a one-time $45 million benefit during the nine months ended September 30, 2025. The Cox Transactions increased other revenues by $41 million during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Operating costs and expenses. The increase in our operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, are attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Programming	$(55)	$(487)
Other costs of revenue	431	798
Field and technology operations	191	188
Customer operations	26	28
Marketing and residential sales	58	(3)
Transition expenses	72	161
Other	170	152
	$893	$837

Programming costs were approximately $2.1 billion and $2.2 billion for the three months ended September 30, 2026 and 2025, representing 23% and 26% of total operating costs and expenses, respectively, and $6.3 billion and $6.7 billion for the nine months ended September 30, 2026 and 2025, representing 24% and 27% of total operating costs and expenses, respectively.

Programming costs consist primarily of costs paid to programmers for basic, premium, video on demand, and pay-per-view programming. Programming costs decreased primarily as a result of a $178 million and $533 million increase in costs allocated to seamless entertainment applications and netted within video revenue during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 as well as fewer video customers and a higher mix of lower cost video packages within our video customer base, partly offset by the Cox Transactions and contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Other costs of revenue increased $431 million and $798 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions, higher mobile device sales and mobile service direct costs due to an increase in mobile lines as well as higher advertising sales costs given higher political revenue.

Field and technology operations increased $191 million and $188 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions.

Transition expenses represent incremental costs incurred to prepare for the integration of Cox Communications’ operations and to bring systems and processes into a uniform operating structure.

Other expense increased $170 million and $152 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the Cox Transactions.

Depreciation and amortization. Depreciation and amortization expense increased $461 million and $512 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to additional depreciation and amortization related to the Cox Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in business combination accounting, as well as an increase in depreciation as a result of more recent capital expenditures, partly offset by certain assets becoming fully depreciated.

Impairment of franchises. Impairment of franchises of $6.3 billion recognized during the three and nine months ended September 30, 2026 represents the non-cash impairment of our indefinite-lived franchise intangible assets. See Note 3 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Other operating expenses, net. The change in other operating expenses, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Restructuring costs	$62	$10
Special charges, net	39	72
Merger and acquisition costs	137	116
Loss on sale or retirement of assets, net	(12)	(115)
	$226	$83

See Note 9 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Interest expense, net. Net interest expense increased by $72 million and $102 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to an increase of $39 million of interest expense associated with debt incurred to fund the Cox Transactions and $71 million associated with debt assumed in the Cox Transactions, partly offset by a $52 million gain on treasury rate locks entered into to hedge interest rate risk ahead of the financing to fund the Cox Transactions.

Other income (expenses), net. The change in other income (expenses), net is attributable to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Loss on equity investments, net	$5	$7
Gain (loss) on financial instruments, net (see Note 7)	88	125
Gain (loss) on extinguishment of debt, net (see Note 5)	1,419	1,658
Net periodic pension benefit	(5)	(5)
	$1,507	$1,785

See Note 9 and the Notes referenced above to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

Income tax expense. We recognized income tax expense of $18 million and $48 million for the three and nine months ended September 30, 2026, respectively, and $15 million and $39 million for the three and nine months ended September 30, 2025, respectively.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest relates to our third-party interest in CV of Viera, LLP, a consolidated joint venture in a small cable system in Florida.

Net income (loss) attributable to CCO Holdings member. Net loss attributable to CCO Holdings member was $3.5 billion during the three months ended September 30, 2026 and net income attributable to CCO Holdings member was $266 million during the nine months ended September 30, 2026 and $1.7 billion and $5.5 billion during the three and nine months ended September 30, 2025, respectively, primarily as a result of the factors described above.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by U.S. generally accepted accounting principles (“GAAP”) to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net income (loss) attributable to CCO Holdings member and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to net income (loss) attributable to CCO Holdings member and net cash flows from operating activities, respectively, below.

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

Management and Charter’s board of directors use Adjusted EBITDA and free cash flow to assess our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the Securities and Exchange Commission (the “SEC”)). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees which were $377 million and $1.1 billion for the three and nine months ended September 30, 2026, respectively, and $350 million and $1.1 billion for the three and nine months ended September 30, 2025, respectively.

A reconciliation of Adjusted EBITDA and free cash flow to net income (loss) attributable to CCO Holdings member and net cash flows from operating activities, respectively, is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to CCO Holdings member	$(3,513)	$1,712	$266	$5,479
Plus: Net income attributable to noncontrolling interest	1	—	2	1
Interest expense, net	1,331	1,259	3,846	3,744
Income tax expense	18	15	48	39
Depreciation and amortization	2,614	2,153	7,007	6,495
Impairment of franchises	6,326	—	6,326	—
(Gain) loss on extinguishment of debt	(1,391)	28	(1,630)	28
Stock compensation expense	177	151	518	530
Other, net	360	222	586	630
Adjusted EBITDA	$5,923	$5,540	$16,969	$16,946

Net cash flows from operating activities	$4,539	$4,483	$12,906	$12,958
Less: Purchases of property, plant and equipment	(3,013)	(3,051)	(8,726)	(8,324)
Change in accrued expenses related to capital expenditures	(326)	192	(488)	239
Free cash flow	$1,200	$1,624	$3,692	$4,873

Liquidity and Capital Resources

Recent Events

During the nine months ended September 30, 2026, we repurchased $1.2 billion in aggregate principal amount of various series of notes under an open market repurchase program for $1.0 billion in cash.

In August 2026, Charter Communications Operating, LLC (“Charter Operating”) and Charter Communications Operating Capital Corp. jointly issued $1.75 billion of 6.050% senior secured notes due February 2032 at a price of 99.839% of the aggregate principal amount, $1.0 billion of 6.600% senior secured notes due February 2034 at a price of 99.896% of the aggregate principal amount, $1.0 billion of 6.950% senior secured notes due August 2036 at a price of 99.937% of the aggregate principal amount and $1.0 billion of 7.850% senior secured notes due August 2056 at a price of 99.921% of the aggregate principal amount. The net proceeds were used to pay the cash consideration for the Cox Transactions and for general corporate purposes, including to repay certain indebtedness and to pay related fees and expenses.

In August 2026, Charter Operating, Charter Communications Operating Capital Corp. and Time Warner Cable, LLC (“TWC, LLC”) exchanged approximately $5.5 billion in aggregate principal amount of various series of senior secured notes for a combination of $622 million in cash and approximately $1.7 billion of 7.087% senior secured notes due September 2038 issued at par and approximately $1.7 billion of 7.337% senior secured notes due September 2041 issued at par.

In September 2026, $1.0 billion of Cox Communications debt was redeemed at maturity.

Overview

We have significant amounts of debt and require significant cash to fund principal and interest payments on our debt. The principal amount of our debt as of September 30, 2026 was $108.6 billion, consisting of $13.7 billion of credit facility debt, $68.2 billion of investment grade senior secured notes and $26.7 billion of high-yield senior unsecured notes. Our split credit rating allows us to access both the investment grade debt and the high yield debt markets.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $1.2 billion and $3.7 billion for the three and nine months ended September 30, 2026, respectively, and $1.6 billion and $4.9 billion for the three and nine months ended September 30, 2025, respectively. See the table below for factors impacting free cash flow during the three and nine months ended September 30, 2026 compared to the corresponding prior periods. As of September 30, 2026, the amount available under our credit facilities was approximately $2.4 billion and cash on hand was approximately $338 million. We expect to utilize free cash flow, cash on hand and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of our obligations. The timing and terms of any refinancing transactions will be subject to market conditions among other considerations. Additionally, we may, from time to time, and depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings to retire our debt through open market purchases, privately negotiated purchases, tender and exchange offers or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected cash needs.

We continue to evaluate the deployment of our cash on hand and anticipated future free cash flow, including investing in our business growth and other strategic opportunities, including expanding the capacity of our network, the expansion of our network through our rural broadband construction initiative, the build-out and deployment of our CBRS spectrum, and mergers and acquisitions as well as distributions to parent companies for stock repurchases, dividends and debt reduction. Charter's leverage ratio of net debt to the last twelve months Adjusted EBITDA, when excluding transition expenses, was 3.93 times as of September 30, 2026. Charter plans to reduce its leverage ratio to 3.5 times net debt to Adjusted EBITDA within three years post-closing of the Cox and Liberty Broadband transactions. We currently expect to decrease the total amount of our indebtedness to achieve Charter’s target leverage.

Excluding purchases from Liberty Broadband discussed below, during the nine months ended September 30, 2026, Charter purchased in the public market approximately 5.5 million shares of Charter Class A common stock for approximately $1.2 billion, and during the three and nine months ended September 30, 2025, Charter purchased in the public market approximately 6.4 million and 10.6 million shares of Charter Class A common stock, respectively, for approximately $1.8 billion and $3.4 billion, respectively. Since the beginning of its buyback program in September 2016 through September 30, 2026, Charter has purchased approximately 188.1 million shares of Class A common stock and Charter Holdings common units for approximately $80.6 billion, including purchases from Liberty Broadband and A/N discussed below.

Prior to the consummation of the Liberty Broadband Transaction, during the three and nine months ended September 30, 2026, Charter purchased from Liberty Broadband 0.1 million and 2.9 million shares of Charter Class A common stock, respectively, for approximately $19 million and $614 million, respectively, and during the three and nine months ended September 30, 2025, Charter purchased from Liberty Broadband 0.9 million and 2.5 million shares of Charter Class A common stock, respectively, for approximately $300 million and $900 million, respectively.

In connection with the Cox Transactions, on August 19, 2026, Charter, Charter Holdings and A/N entered into a letter agreement (the “A/N Letter Agreement”) that requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N or its affiliates or Cox Enterprises or its affiliates effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N or its affiliates or Cox Enterprises or its affiliates during such immediately preceding calendar month. The A/N Letter Agreement includes A/N’s election to continue to suspend its participation in repurchases under the A/N Letter Agreement until the time such suspension is revoked by A/N. During the three and nine months ended September 30, 2025, Charter Holdings purchased from A/N 0.3 million and 1.0 million Charter Holdings common units for approximately $121 million and $373 million, respectively. Charter Holdings did not purchase any Charter Holdings common units from A/N during the three and nine months ended September 30, 2026.

In connection with the Cox Transactions, on August 19, 2026, Charter, Charter Holdings and Cox Enterprises entered into a letter agreement, (the “Cox Letter Agreement”) that requires Cox Enterprises to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by Cox Enterprises and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than Cox Enterprises or its affiliates or A/N or its affiliates effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than Cox Enterprises or its affiliates or A/N or its affiliates during such immediately preceding calendar month. On September 28, 2026, Charter received a notice from Cox Enterprises pursuant to the Cox Letter Agreement, whereby Cox Enterprises notified Charter that they have elected to suspend their participation in repurchases until the time such suspension is revoked by Cox Enterprises. Charter Holdings did not purchase any Charter Holdings common units from Cox Enterprises during the three and nine months ended September 30, 2026.

Under the Second Amended and Restated Limited Liability Company Agreement of Charter Communications Holdings, LLC, dated as of August 19, 2026, by and among Charter, Cox Equity Holdings, A/N and the other parties thereto (the “LLC Agreement”), in certain circumstances including where A/N or Cox Equity Holdings elects not to participate in redemptions by Charter Holdings because such participation would cause A/N’s equity interest in Charter to be less than 9.2% or Cox Equity Holdings’ equity interest in Charter to be less than 20.2%, A/N or Cox Equity Holdings may, respectively and subject to certain conditions, elect to receive a tax loan from Charter Holdings on the terms set forth in the LLC Agreement.

As of September 30, 2026, Charter had remaining board authority to purchase an additional $836 million of Charter’s Class A common stock and/or Charter Holdings common units. Although Charter expects to continue to buy back its common stock consistent with its leverage target range, Charter is not obligated to acquire any particular amount of common stock, and the timing of any purchases that may occur cannot be predicted and will largely depend on market conditions and other potential uses of capital. Purchases may include open market purchases, tender offers or negotiated transactions. To the extent such purchases occur, CCO Holdings and its subsidiaries are the primary source for funding such purchases through distributions to their parent companies.

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

Free Cash Flow

Free cash flow decreased $424 million and $1.2 billion during the three and nine months ended September 30, 2026, respectively, compared to the corresponding prior periods in 2025 due to the following (dollars in millions):

	Three months ended September 30, 2026 compared to three months ended September 30, 2025	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Increase in Adjusted EBITDA	$383	$23
Decrease (increase) in capital expenditures	38	(402)
Increase in cash paid for interest, net	(126)	(191)
Changes in working capital, excluding mobile devices	(373)	(268)
Changes in working capital, mobile devices	(107)	(135)
Other, net	(239)	(208)
	$(424)	$(1,181)

Financial Information about Guarantors, Issuers of Guaranteed Securities, Affiliates Whose Securities Collateralize a Registrant’s Securities and Consolidated Subsidiaries

Each of CCO Holdings, Charter Operating, Cox Communications, Time Warner Cable, LLC and Time Warner Cable Enterprises LLC (collectively, the “Issuers”) and substantially all of Charter Operating’s direct and indirect subsidiaries (the “Obligor Subsidiaries” and together with the Issuers, collectively, the “Obligor Group” and each an “Obligor”) jointly, severally, fully and unconditionally guarantee the outstanding debt securities of the respective Issuers (other than the CCO Holdings unsecured notes) and Charter Operating’s credit facilities on a senior basis (collectively, the “Guaranteed and Secured Debt”). Such guarantees are pari passu in right of payment with all senior indebtedness of the guarantors and senior in right of payment to subordinated obligations of the guarantors. Each guarantee will be limited to the maximum amount that can be guaranteed by the relevant guarantor without rendering the relevant guarantee, as it relates to that guarantor, voidable or otherwise ineffective or limited under applicable law, and enforcement of each guarantee would be subject to certain generally available defenses. The Guaranteed and Secured Debt is structurally subordinated to the creditors (including trade creditors) and preference shareholders (if any) of Charter Operating’s non-guarantor subsidiaries.

The Guaranteed and Secured Debt and the subsidiary guarantees thereof are also secured by (i) a lien on substantially all of the assets of Charter Operating and the Obligor Subsidiaries, to the extent such lien can be perfected under the Uniform

Commercial Code by the filing of a financing statement, and (ii) a pledge of substantially all of the equity interests of subsidiaries owned by Charter Operating or the Obligor Subsidiaries (the “Pledged Equity Interests”), as well as intercompany obligations owing to it by any of such entities ((i) and (ii) collectively, the “Collateral”). In addition, payments of a mortgage note, currently outstanding for approximately $251 million, incurred by a single-asset special purpose entity to finance construction of the first building of the Charter headquarters in Stamford, Connecticut are guaranteed by the Obligor Group and rank equally with the liens on the Collateral securing the Guaranteed and Secured Debt. No assets of any of Charter Operating’s non-guarantor subsidiaries (including any capital stock owned by any such subsidiary) will constitute Collateral. The subsidiary guarantees are effectively senior to all unsecured debt or debt secured by junior liens of the subsidiary guarantors, in each case to the extent of the value of the collateral securing the guarantee obligations of the subsidiary guarantors. Upon the occurrence and during the continuance of an event of default under the Guaranteed and Secured Debt, subject to the terms of an intercreditor agreement, the security documents governing the Guaranteed and Secured Debt provide for (among other available remedies) the foreclosure upon and sale of the Collateral by the collateral agent(s) of the respective Guaranteed and Secured Debt and the distribution of the net proceeds of any such sale to the holders and/or the lenders of the Guaranteed and Secured Debt on a pro rata basis, subject to any prior liens on the Collateral. We believe there is no separate trading market for the Pledged Equity Interests.

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

Our bankruptcy remote special purpose vehicle and consolidated subsidiary, CCO EIP Financing, LLC, (the “SPV Borrower”) is the borrower of a senior secured revolving credit facility to finance the purchase of equipment installment plan receivables (“EIP Receivables”) with a number of financial institutions (the “EIP Financing Facility”). Borrowings under the EIP Financing Facility are secured by the EIP Receivables transferred to the SPV Borrower, future collections on such EIP Receivables, and related assets consisting primarily of restricted cash. We and our other subsidiaries do not guarantee any principal or interest payable by SPV Borrower under the EIP Financing Facility and SPV Borrower is not a guarantor of the Guaranteed and Secured Debt. As of September 30, 2026, the carrying value of the EIP Financing Facility was $1.7 billion and is reflected on our consolidated balance sheets. As of September 30, 2026, pledged EIP Receivables with an unpaid principal balance of $2.4 billion, included in accounts receivable, net and other noncurrent assets, and restricted cash of $43 million, included in prepaid expenses and other current assets, are held by the SPV Borrower and reflected on our consolidated balance sheets.

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

Limitations on Distributions

Distributions by us and our subsidiaries to a parent company for payment of principal on parent company notes are restricted under CCO Holdings indentures governing CCO Holdings' indebtedness, unless there is no default under the applicable indenture, and unless CCO Holdings' leverage ratio test is met at the time of such distribution. As of September 30, 2026, there was no default under any of these indentures, and CCO Holdings met its leverage ratio test based on September 30, 2026 financial results. There can be no assurance that CCO Holdings will satisfy its leverage ratio test at the time of the contemplated distribution.

In addition to the limitation on distributions under the various indentures, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $338 million and $218 million in cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively. In addition, we held $43 million and $121 million in restricted cash included in prepaid and other current assets in our consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Operating Activities. Net cash provided by operating activities decreased $52 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in cash paid for interest and payments for merger and acquisition costs.

Investing Activities. Net cash used in investing activities was $9.3 billion and $8.3 billion for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash used was primarily due to an increase in capital expenditures and changes in accrued expenses related to capital expenditures.

Financing Activities. Net cash used in financing activities decreased $1.1 billion during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the issuance of $4.75 billion of senior secured notes to primarily finance the Cox Transactions, partially offset by the debt exchange transaction and an increase in distributions to parent companies.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $3.0 billion and $8.7 billion for the three and nine months ended September 30, 2026, respectively, and $3.1 billion and $8.3 billion for the three and nine months ended September 30, 2025, respectively.  The increase in capital expenditures during the nine months ended September 30, 2026 compared to the corresponding period in 2025 was primarily driven by higher spend on network evolution and an increase in customer premise equipment and support capital, partly offset by a decrease in line extensions. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our accrued expenses related to capital expenditures decreased by $488 million and increased by $239 million for the nine months ended September 30, 2026 and 2025, respectively.

The following tables present our major capital expenditures categories in accordance with National Cable and Telecommunications Association (“NCTA”) disclosure guidelines for the three and nine months ended September 30, 2026 and

2025. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer premise equipment (a)	$670	$656	$1,992	$1,722
Scalable infrastructure (b)	341	425	987	1,089
Upgrade/rebuild (c)	741	484	2,073	1,336
Support capital (d)	535	449	1,406	1,234
Capital expenditures, excluding line extensions	2,287	2,014	6,458	5,381

Subsidized rural construction line extensions	292	580	1,108	1,590
Other line extensions	434	457	1,160	1,353
Total line extensions (e)	726	1,037	2,268	2,943
Total capital expenditures	$3,013	$3,051	$8,726	$8,324

Of which:
Commercial services	$376	$336	$955	$933
Subsidized rural construction initiative (f)	$292	$582	$1,110	$1,595
Mobile	$73	$77	$202	$189
Transition (g)	$33	$—	$70	$—

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Cross-currency derivative instruments are used to manage foreign exchange risk on the Sterling Notes by effectively converting £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The fair value of our cross-currency derivatives included in other long-term liabilities on our consolidated balance sheets was $387 million and $406 million as of September 30, 2026 and December 31, 2025, respectively. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 1. Financial Statements” for more information.

As of September 30, 2026 and December 31, 2025, the weighted average interest rate on the credit facility debt was approximately 5.4% and 5.6%, respectively, and the weighted average interest rate on the senior notes was approximately 5.3%

and 5.1%, respectively, resulting in a blended weighted average interest rate of 5.3% and 5.1%, respectively.  The interest rate on approximately 87% of the total principal amount of our debt was fixed as of September 30, 2026 and December 31, 2025.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2026 (dollars in millions):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$2,000	$5,874	$6,903	$6,550	$73,557	$94,884	$79,509
Average Interest Rate	—%	4.31%	4.77%	5.17%	4.31%	5.46%	5.29%

Variable Rate	$75	$305	$642	$280	$10,038	$2,350	$13,690	$13,113
Average Interest Rate	5.67%	6.18%	6.30%	6.18%	6.19%	7.02%	6.34%

Interest rates on variable-rate debt are estimated using the average implied forward Secured Overnight Financing Rate (“SOFR”) for the year of maturity based on the yield curve in effect at September 30, 2026 including applicable bank spread.

Item 4.     Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based upon reports and certifications provided by a number of executives. Based on, and as of the date of that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We completed our acquisition of Cox Communications on August 19, 2026. Management is in the process of integrating Cox Communications’ processes, systems, and control activities into our internal control over financial reporting framework. As integration progresses, management will continue to evaluate these controls to confirm they are appropriately designed, operating effectively, and fully integrated into our overall internal control over financial reporting.

Except as described above in the preceding paragraph, during the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Integration of the Cox Transactions

We may not realize anticipated cost synergies and growth opportunities.

We expect to realize cost synergies, growth opportunities and other financial and operating benefits as a result of the Cox Transactions. The combined company’s success in realizing these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, depends on the successful integration of the business operations obtained in the Cox Transactions. Even if we are able to integrate legacy Cox Communications’ business operations successfully, it is not possible to predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Cox Transactions may be offset by costs incurred in integrating the new business operations or increased operating costs that may be experienced as a result of the Cox Transactions. Realization of any benefits and cost synergies could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, the response of competitors and vendors and regulatory developments.

If we are not able to successfully integrate legacy Cox Communications’ business with ours within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Cox Transactions may not be realized fully, or at all, or may take longer to realize than expected. In such circumstances, we may not perform as expected and the value of Charter Class A common stock may be adversely affected.

Until the closing of the Cox Transactions, Charter and legacy Cox Communications operated independently, and there can be no assurances that their businesses can be integrated successfully. After consummation of the Cox Transactions the combined company has significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the Cox Transactions. It is possible that the integration process could result in the loss of key Charter and/or legacy Cox Communications employees, the loss of subscribers and customers, the disruption of the companies’ ongoing businesses or unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating legacy Cox Communications with the businesses we operated prior to the Cox Transactions will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management of each company will be required to devote a significant amount of time and attention to the integration process. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

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
•managing a larger company than before the completion of the transactions; and
•attracting and retaining the necessary personnel associated with the acquired assets.

Even if the new businesses are successfully integrated, it may not be possible to realize the benefits that are expected to result from the Cox Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Cox Transactions may be offset by costs incurred or delays in integrating the businesses and increased operating costs. If the combined company fails to realize the anticipated benefits from the Cox Transactions, its liquidity, results of operations, financial condition and/or share price may be adversely affected. In addition, at times, the attention of certain members of our management and resources may be focused on the integration of the businesses and diverted from day-to-day business operations, which may disrupt our business.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCO Holdings, LLC and CCO Holdings Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCO HOLDINGS, LLC
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: November 6, 2026		Executive Vice President, Interim Chief Financial Officer, Chief Accounting Officer and Controller

CCO HOLDINGS CAPITAL CORP.
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Date: November 6, 2026		Executive Vice President, Interim Chief Financial Officer, Chief Accounting Officer and Controller
S-1

Exhibit Index

Exhibit	Description

4.1	Charter Communications, Inc. Retirement Accumulation Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Charter Communications, Inc. on March 28, 2024).
4.2
Adoption Agreement No. 001 to Charter Communications, Inc. Retirement Accumulation Plan, dated July 15, 2026 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed by Charter Communications, Inc. on November 6, 2026).

4.3
Twenty-Seventh Supplemental Indenture, dated as of August 12, 2026, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 12, 2026).

4.4	Form of 7.087% Senior Secured Notes due 2038 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 12, 2026).
4.5	Form of 7.337% Senior Secured Notes due 2041 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 12, 2026).
4.6
Exchange and Registration Rights Agreement, dated as of August 12, 2026 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 12, 2026).

4.7
Twenty-Eighth Supplemental Indenture, dated as of August 18, 2026, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).

4.8	Form of 6.050% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).
4.9	Form of 6.600% Senior Secured Notes due 2034 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).
4.10	Form of 6.950% Senior Secured Notes due 2036 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).
4.11	Form of 7.850% Senior Secured Notes due 2056 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 18, 2026).
4.12
Twenty-Ninth Supplemental Indenture, dated as of August 24, 2026, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 24, 2026).

4.13
Thirtieth Supplemental Indenture, dated as of August 24, 2026, among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., as issuers, CCO Holdings, LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.14
Twenty-Third Supplemental Indenture, dated as of August 24, 2026, among Cox Communications, LLC, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q filed by Charter Communications, Inc. on November 6, 2026).

4.15
Eleventh Supplemental Indenture, dated as of August 24, 2026, among Time Warner Cable, LLC, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.16
Twentieth Supplemental Indenture, dated as of August 24, 2026, among Time Warner Cable Enterprises LLC, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.17
Indenture, dated as of June 27, 1995, among Cox Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.18
Officer's Certificate of Cox Communications, Inc., dated as of July 27, 1998 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

E-1

4.19
Eighth Supplemental Indenture, dated as of December 1, 2006, among Cox Communications, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.20
Ninth Supplemental Indenture, dated as of June 5, 2008, among Cox Communications, Inc. as Issuer and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.21
Eleventh Supplemental Indenture, dated as of February 20, 2009, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.22
Twelfth Supplemental Indenture, dated as of November 29, 2012, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.23
Thirteenth Supplemental Indenture, dated as of May 1, 2013, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.24
Fourteenth Supplemental Indenture, dated as of December 8, 2014, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.25
Fifteenth Supplemental Indenture, dated as of September 13, 2016, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.26
Sixteenth Supplemental Indenture, dated as of August 7, 2017, among Cox Communications, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.27
Eighteenth Supplemental Indenture, dated as of September 17, 2020, among Cox Communications, Inc. as Issuer, Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.28
Nineteenth Supplemental Indenture, dated as of June 2, 2021, among Cox Communications, Inc. as Issuer, Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.29
Twentieth Supplemental Indenture, dated as of June 20, 2023, among Cox Communications, Inc., Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.30
Twenty-First Supplemental Indenture, dated as of January 19, 2024, among Cox Communications, Inc., Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

4.31
Twenty-Second Supplemental Indenture, dated as of August 20, 2024, among Cox Communications, Inc., Cox Enterprises, Inc. as Guarantor and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.19 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 26, 2026).

10.1
Third Amended and Restated Stockholders Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Enterprises, Inc., Cox Communications Equity Holdings, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.2
Letter Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Charter Communications Holdings, LLC and Cox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.3
Letter Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Charter Communications Holdings, LLC and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.4
Second Amended and Restated Limited Liability Company Agreement of Charter Communications Holdings, LLC, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Communications Equity Holdings, Inc., Advance/Newhouse Partnership and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

E-2

10.5
Amended and Restated Tax Receivables Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Communications Equity Holdings, Inc., Advance/Newhouse Partnership and the other parties thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.6
Amended and Restated Exchange Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Enterprises, Inc., Cox Communications Equity Holdings, Inc., Advance/Newhouse Partnership and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.7
Amended and Restated Registration Rights Agreement, dated as of August 19, 2026, by and among Charter Communications, Inc., Cox Enterprises, Inc., Cox Communications Equity Holdings, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Charter Communications, Inc. on August 20, 2026).

10.8
Collateral Agreement, dated as of August 24, 2026, by Cox Communications, LLC and the other grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by Charter Communications, Inc. on November 6, 2026).

22.1
Issuers and Guarantors of Guaranteed Securities and Affiliate Securities Pledged as Collateral (incorporated by reference to Exhibit 22.1 to the Registration Statement on Form S-4 filed by CCO Holdings, LLC on October 21, 2026).

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
101
The following financial information from CCO Holdings, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, filed with the Securities and Exchange Commission on November 6, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Member’s Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page, formatted in iXBRL and contained in Exhibit 101.
*    Filed herewith

E-3